Form 10-Q
period 2023-03-31
CAPITAL ONE FINANCIAL CORP
filed 2023-05-05
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 30, 2023, there were 381,806,215 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K (“2022 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2023 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2022 Form 10-K.

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
As of March 31, 2023, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”). The Company is hereafter collectively referred to as “we,” “us” or “our.” References to the “Bank” shall mean and refer to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with deposits, long-term debt and other borrowings. We also earn non-interest income which primarily consists of interchange income, net of reward expenses, service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2023 and 2022 and selected comparative balance sheet data as of March 31, 2023 and December 31, 2022. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2023	2022	Change
Income statement
Net interest income	$7,186	$6,397	12%
Non-interest income	1,717	1,776	(3)
Total net revenue	8,903	8,173	9
Provision for credit losses	2,795	677	**
Non-interest expense:
Marketing	897	918	(2)
Operating expense	4,048	3,633	11
Total non-interest expense	4,945	4,551	9
Income from continuing operations before income taxes	1,163	2,945	(61)
Income tax provision	203	542	(63)
Net income	960	2,403	(60)
Dividends and undistributed earnings allocated to participating securities	(16)	(28)	(43)
Preferred stock dividends	(57)	(57)	—
Net income available to common stockholders	$887	$2,318	(62)
Common share statistics
Basic earnings per common share:
Net income per basic common share	$2.32	$5.65	(59)%
Diluted earnings per common share:
Net income per diluted common share	$2.31	$5.62	(59)%
Weighted-average common shares outstanding (in millions):
Basic	382.6	410.4	(7)%
Diluted	383.8	412.2	(7)
Common shares outstanding (period-end, in millions)	382.0	399.0	(4)
Dividends declared and paid per common share	$0.60	$0.60	—
Tangible book value per common share (period-end)(1)	90.86	91.77	(1)

6	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2023	2022	Change
Balance sheet (average balances)
Loans held for investment	$307,756	$275,342	12%
Interest-earning assets	435,199	394,082	10
Total assets	462,324	430,372	7
Interest-bearing deposits	308,788	271,823	14
Total deposits	340,123	309,597	10
Borrowings	48,016	42,277	14
Common equity	49,927	54,591	(9)
Total stockholders’ equity	54,773	59,437	(8)
Selected performance metrics
Purchase volume	$141,658	$133,662	6%
Total net revenue margin(2)	8.18%	8.30%	(12)bps
Net interest margin	6.60	6.49	11
Return on average assets(3)	0.83	2.23	(140)
Return on average tangible assets(4)	0.86	2.31	(145)
Return on average common equity(5)	7.11	16.98	(987)
Return on average tangible common equity(6)	10.15	23.36	(1,321)
Equity-to-assets ratio(7)	11.85	13.81	(196)
Efficiency ratio(8)	55.54	55.68	(14)
Operating efficiency ratio(9)	45.47	44.45	102
Effective income tax rate from continuing operations	17.5	18.4	(90)
Net charge-offs	$1,697	$767	121%
Net charge-off rate	2.21%	1.11%	110bps

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022	Change
Balance sheet (period-end)
Loans held for investment	$308,836	$312,331	(1)%
Interest-earning assets	445,166	427,248	4
Total assets	471,660	455,249	4
Interest-bearing deposits	318,641	300,789	6
Total deposits	349,827	332,992	5
Borrowings	48,777	48,715	—
Common equity	49,807	47,737	4
Total stockholders’ equity	54,653	52,582	4
Credit quality metrics
Allowance for credit losses	$14,318	$13,240	8%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.64%	4.24%	40bps
30+ day performing delinquency rate	2.88	2.96	(8)
30+ day delinquency rate	3.09	3.21	(12)
Capital ratios
Common equity Tier 1 capital(10)	12.5%	12.5%	—
Tier 1 capital(10)	13.9	13.9	—
Total capital(10)	15.9	15.8	10bps

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022	Change
Tier 1 leverage(10)	10.9	11.1	(20)
Tangible common equity(11)	7.6	7.5	10
Supplementary leverage(10)	9.3	9.5	(20)
Other
Employees (period end, in thousands)	56.1	56.0	—
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity (“TCE”) divided by common shares outstanding. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(2)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.
(3)Return on average assets is calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(4)Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(5)Return on average common equity is calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(6)Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(11)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
**    Not meaningful.

8	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $960 million ($2.31 per diluted common share) on total net revenue of $8.9 billion for the first quarter of 2023. In comparison, we reported net income of $2.4 billion ($5.62 per diluted common share) on total net revenue of $8.2 billion for the first quarter of 2022.
Our common equity Tier 1 capital ratio as calculated under the Basel III standardized approach was 12.5% as of both March 31, 2023 and December 31, 2022. See “Capital Management” for additional information.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. Under these authorizations, we repurchased $4.8 billion of shares of our common stock as of December 31, 2022 and approximately $150 million of shares of our common stock during the first three months of 2023. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2023. These highlights are based on a comparison between the results of the first quarters of 2023 and 2022, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2023 compared to December 31, 2022. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $1.4 billion to $960 million in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by:
◦Higher provision for credit losses primarily driven by an allowance build in our credit card loan portfolio due to continued credit normalization and assumed economic worsening compared to an allowance release across all of our segments in the first quarter of 2022.
◦Higher non-interest expense primarily driven by increased salaries and associate benefits.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher average loan balances in our credit card loan portfolio.
•Loans Held for Investment:
◦Period-end loans held for investment remained substantially flat at $308.8 billion as of March 31, 2023 compared to December 31, 2022.
◦Average loans held for investment increased by $32.4 billion to $307.8 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 110 basis points (“bps”) to 2.21% in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by continued credit normalization.
◦Our 30+ day delinquency rate decreased by 12 bps to 3.09% as of March 31, 2023 from December 31, 2022 primarily driven by seasonally lower auto delinquency inventories, partially offset by continued credit normalization.
•Allowance for Credit Losses: Our allowance for credit losses increased by $1.1 billion to $14.3 billion and our allowance coverage ratio increased by 40 bps to 4.64% as of March 31, 2023 compared to December 31, 2022.

9	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2023 and 2022. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2023 and 2022 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$134,669	$6,053	17.98%	$114,171	$4,274	14.97%
Consumer banking	79,000	1,461	7.40	78,805	1,411	7.16
Commercial banking(3)	94,446	1,488	6.30	86,046	571	2.65
Other(4)	—	(279)	**	—	111	**
Total loans, including loans held for sale	308,115	8,723	11.32	279,022	6,367	9.13
Investment securities	89,960	615	2.73	94,700	402	1.70
Cash equivalents and other interest-earning assets	37,124	416	4.49	20,360	15	0.29
Total interest-earning assets	435,199	9,754	8.96	394,082	6,784	6.89
Cash and due from banks	4,155			5,358
Allowance for credit losses	(13,203)			(11,427)
Premises and equipment, net	4,349			4,234
Other assets	31,824			38,125
Total assets	$462,324			$430,372
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$308,788	$1,856	2.40%	$271,823	$218	0.32%
Securitized debt obligations	17,251	211	4.90	13,740	29	0.84
Senior and subordinated notes	30,136	489	6.49	26,481	131	1.98
Other borrowings and liabilities	2,335	12	2.08	3,633	9	1.00
Total interest-bearing liabilities	358,510	2,568	2.87	315,677	387	0.49
Non-interest-bearing deposits	31,335			37,774
Other liabilities	17,706			17,484
Total liabilities	407,551			370,935
Stockholders’ equity	54,773			59,437
Total liabilities and stockholders’ equity	$462,324			$430,372
Net interest income/spread		$7,186	6.10		$6,397	6.40
Impact of non-interest-bearing funding			0.50			0.09
Net interest margin			6.60%			6.49%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $503 million and $438 million in the first quarters of 2023 and 2022, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $18 million as of both the first quarter of 2023 and 2022, with corresponding reductions to the Other category.

11	Capital One Financial Corporation (COF)

(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.
Net interest income increased by $789 million to $7.2 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by higher average loan balances in our credit card loan portfolio.
Net interest margin increased by 11 bps to 6.60% in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by higher yields in our credit card and commercial banking loan portfolios, partially offset by higher rates paid on interest-bearing deposits.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2023 vs. 2022
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,779	$834	$945
Consumer banking	50	3	47
Commercial banking(2)	917	60	857
Other(3)	(390)	—	(390)
Total loans, including loans held for sale	2,356	897	1,459
Investment securities	213	(20)	233
Cash equivalents and other interest-earning assets	401	18	383
Total interest income	2,970	895	2,075
Interest expense:
Interest-bearing deposits	1,638	33	1,605
Securitized debt obligations	182	9	173
Senior and subordinated notes	358	20	338
Other borrowings and liabilities	3	(3)	6
Total interest expense	2,181	59	2,122
Net interest income	$789	$836	$(47)
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

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2023 and 2022.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Interchange fees, net	$1,139	$1,033
Service charges and other customer-related fees	379	400
Other non-interest income:(1)
Mortgage banking revenue	—	68
Treasury and other investment income	117	(18)
Other(2)	82	293
Total other non-interest income	199	343
Total non-interest income	$1,717	$1,776
________
(1)Includes gain of $24 million and loss of $25 million on deferred compensation plan investments for the first quarters of 2023 and 2022, respectively. These amounts have corresponding offsets in non-interest expense.
(2)Primarily consists of revenue from Capital One Shopping, our credit card partnership agreements and gains or losses on loan sales.
Non-interest income remained substantially flat at $1.7 billion in the first quarter of 2023 compared to the first quarter of 2022.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $2.1 billion to $2.8 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by an allowance build in our credit card loan portfolio due to continued credit normalization and assumed economic worsening compared to an allowance release across all of our segments in the first quarter of 2022.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.

13	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2023 and 2022.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Operating Expense:
Salaries and associate benefits(1)	$2,427	$2,026
Occupancy and equipment	508	513
Professional services	324	397
Communications and data processing	350	339
Amortization of intangibles	14	14
Other non-interest expense:
Bankcard, regulatory and other fee assessments	84	60
Collections	83	84
Other	258	200
Total other non-interest expense	425	344
Total operating expense	$4,048	$3,633
Marketing	897	918
Total non-interest expense	$4,945	$4,551
_________
(1)Includes an expense of $24 million and benefit of $25 million related to our deferred compensation plan for the first quarters of 2023 and 2022, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $394 million to $4.9 billion in the first three months of 2023, primarily driven by increased salaries and associate benefits.
Income Taxes
We recorded an income tax provision of $203 million (17.5% effective income tax rate) and $542 million (18.4% effective income tax rate) in the first quarters of 2023 and 2022, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes” in our 2022 Form 10-K.

14	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $16.4 billion to $471.7 billion as of March 31, 2023 from December 31, 2022 primarily driven by increases in our cash balances due to our national banking consumer deposit strategy and an increase in our available for sale securities portfolio.
Total liabilities increased by $14.3 billion to $417.0 billion as of March 31, 2023 from December 31, 2022 primarily driven by deposit growth.
Stockholders’ equity increased by $2.1 billion to $54.7 billion as of March 31, 2023 from December 31, 2022 primarily driven by an increase in accumulated other comprehensive income (“AOCI”) due to an increase in the fair value of our investment securities portfolio and net income of $960 million.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2023. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both March 31, 2023 and December 31, 2022.
The fair value of our available for sale securities portfolio increased by $5.0 billion to $81.9 billion as of March 31, 2023 from December 31, 2022, driven by net purchases and modest decreases in relevant benchmark interest rates. See “Part I—Item 1. Financial Statements and Supplementary Data—Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of March 31, 2023 and December 31, 2022.
Table 6: Loans Held for Investment

	March 31, 2023			December 31, 2022
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$137,142	$10,410	$126,732	$137,730	$9,545	$128,185
Consumer Banking	78,151	2,205	75,946	79,925	2,237	77,688
Commercial Banking	93,543	1,703	91,840	94,676	1,458	93,218
Total	$308,836	$14,318	$294,518	$312,331	$13,240	$299,091
Loans held for investment remained substantially flat at $308.8 billion as of March 31, 2023.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Loans.”
Funding Sources
Our primary source of funding comes from retail deposits, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) advances secured by certain portions of our loan and securities portfolios.

15	Capital One Financial Corporation (COF)

Table 7 provides the composition of our primary sources of funding as of March 31, 2023 and December 31, 2022.
Table 7: Funding Sources Composition

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$291,163	73%	$270,592	71%
Commercial Banking	38,380	10	40,808	11
Other(1)	20,284	5	21,592	6
Total deposits(2)	349,827	88	332,992	88
Securitized debt obligations	17,813	4	16,973	4
Other debt	30,964	8	31,742	8
Total funding sources	$398,604	100%	$381,707	100%
__________
(1)Includes brokered deposits of $19.2 billion and $20.6 billion as of March 31, 2023 and December 31, 2022, respectively.
(2)As of March 31, 2023 and December 31, 2022, we held $76.4 billion and $80.7 billion, respectively, of estimated uninsured deposits that exclude intercompany balances. These amounts are primarily comprised of checking and savings deposits. These estimated uninsured deposits comprise approximately 22% and 24% of our total deposits as of March 31, 2023 and December 31, 2022, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies.
Total deposits increased by $16.8 billion to $349.8 billion as of March 31, 2023 from December 31, 2022 primarily driven by our national banking strategy, which includes originations from periodic limited time offerings in time deposits.
Securitized debt obligations increased by $840 million to $17.8 billion as of March 31, 2023 from December 31, 2022 primarily driven by net issuances in our auto securitization program.
Other debt decreased by $778 million to $31.0 billion as of March 31, 2023 from December 31, 2022 primarily driven by maturities of subordinated debt, partially offset by net issuances of senior debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 7—Deposits and Borrowings.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Part I—Item 1. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others.”

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

16	Capital One Financial Corporation (COF)

segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers” in our 2022 Form 10-K.
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
We summarize our business segment results for the first quarters of 2023 and 2022 and provide a comparative discussion of these results for, as well as changes in our financial condition and credit performance metrics as of March 31, 2023 compared to December 31, 2022. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements and Supplementary Data—Note 12—Business Segments and Revenue from Contracts with Customers.”
Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the first quarters of 2023 and 2022.
Table 8: Business Segment Results

	Three Months Ended March 31,
	2023				2022
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,020	67%	$549	57%	$5,297	65%	$1,500	63%
Consumer Banking	2,495	28	716	74	2,218	27	650	27
Commercial Banking(3)	860	10	54	6	884	11	296	12
Other(3)	(472)	(5)	(359)	(37)	(226)	(3)	(43)	(2)
Total	$8,903	100%	$960	100%	$8,173	100%	$2,403	100%
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
Our Credit Card business generated net income from continuing operations of $549 million and $1.5 billion in the first quarters of 2023 and 2022, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2023	2022	Change
Selected income statement data:
Net interest income	$4,657	$3,839	21%
Non-interest income	1,363	1,458	(7)
Total net revenue(1)	6,020	5,297	14
Provision for credit losses	2,261	545	**
Non-interest expense	3,038	2,783	9
Income from continuing operations before income taxes	721	1,969	(63)
Income tax provision	172	469	(63)
Income from continuing operations, net of tax	$549	$1,500	(63)
Selected performance metrics:
Average loans held for investment	$134,670	$111,480	21
Average yield on loans(2)	17.98%	14.97%	301bps
Total net revenue margin(3)	17.88	18.56	(68)
Net charge-offs	$1,369	$607	126%
Net charge-off rate	4.06%	2.18%	188bps
Purchase volume	$141,658	$133,662	6%

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$137,142	$137,730	—
30+ day performing delinquency rate	3.68%	3.46%	22bps
30+ day delinquency rate	3.69	3.46	23
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$10,410	$9,545	9%
Allowance coverage ratio	7.59%	6.93%	66bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $405 million and $192 million in the first quarters of 2023 and 2022, respectively, for finance charges and fees charged-off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.

18	Capital One Financial Corporation (COF)

(4)Within our credit card loan portfolio, only certain loans in our international card businesses are classified as nonperforming. See “Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the first quarter of 2023 compared to the first quarter of 2022, and changes in financial condition and credit performance between March 31, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income increased by $818 million to $4.7 billion in the first quarter of 2023 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income decreased by $95 million to $1.4 billion in the first quarter of 2023 primarily driven by the absence of the gain on sale of partnership card loan portfolios in the first quarter of 2022, partially offset by higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses increased by $1.7 billion to $2.3 billion in the first quarter of 2023 primarily driven by an allowance build due to continued credit normalization and assumed economic worsening compared to a substantially flat allowance for credit losses in the first quarter of 2022.
•Non-Interest Expense: Non-interest expense increased by $255 million to $3.0 billion in the first quarter of 2023 primarily driven by increased salaries and associate benefits.
Loans Held for Investment:
•Period-end loans held for investment decreased by $588 million to $137.1 billion as of March 31, 2023 from December 31, 2022 primarily due to expected seasonal paydowns.

•Average loans held for investment increased by $23.2 billion to $134.7 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 188 bps to 4.06% in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by continued credit normalization.

•The 30+ day delinquency rate increased by 23 bps to 3.69% as of March 31, 2023 from December 31, 2022 primarily driven by continued credit normalization.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $510 million and $1.3 billion in the first quarters of 2023 and 2022, respectively. In the first quarters of 2023 and 2022, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.

19	Capital One Financial Corporation (COF)

Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

Three Months Ended March 31,
(Dollars in millions, except as noted)	2023	2022	Change
Selected income statement data:
Net interest income	$4,390	$3,620	21%
Non-interest income	1,298	1,248	4
Total net revenue(1)	5,688	4,868	17
Provision for credit losses	2,174	559	**
Non-interest expense	2,847	2,564	11
Income from continuing operations before income taxes	667	1,745	(62)
Income tax provision	157	414	(62)
Income from continuing operations, net of tax	$510	$1,331	(62)
Selected performance metrics:
Average loans held for investment	$128,562	$105,536	22
Average yield on loans(2)	17.88%	14.82%	306bps
Total net revenue margin(3)	17.70	18.28	(58)
Net charge-offs	$1,299	$559	132%
Net charge-off rate	4.04%	2.12%	192bps
Purchase volume	$138,310	$126,284	10%

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$130,980	$131,581	—
30+ day performing delinquency rate	3.66%	3.43%	23	bps
Allowance for credit losses	$10,032	$9,165	9%
Allowance coverage ratio	7.66%	6.97%	69	bps
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
**    Not meaningful.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by:
•Higher provision for credit losses primarily driven by an allowance build due to continued credit normalization and assumed economic worsening compared to a flat allowance for credit losses in the first quarter of 2022.
•Higher non-interest expense primarily driven by increased salaries and associate benefits.
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
Our Consumer Banking business generated net income from continuing operations of $716 million and $650 million in the first quarters of 2023 and 2022, respectively.
Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

Three Months Ended March 31,
(Dollars in millions, except as noted)	2023	2022	Change
Selected income statement data:
Net interest income	$2,360	$2,113	12%
Non-interest income	135	105	29
Total net revenue	2,495	2,218	12
Provision for credit losses	275	130	112
Non-interest expense	1,283	1,236	4
Income from continuing operations before income taxes	937	852	10
Income tax provision	221	202	9
Income from continuing operations, net of tax	$716	$650	10
Selected performance metrics:
Average loans held for investment:
Auto	$77,465	$76,892	1
Retail banking	1,529	1,797	(15)
Total consumer banking	$78,994	$78,689	—
Average yield on loans held for investment(1)	7.40%	7.17%	23	bps
Average deposits	$278,772	$255,265	9%
Average deposits interest rate	1.96%	0.29%	167bps
Net charge-offs	$307	$146	110%
Net charge-off rate	1.56%	0.75%	81bps
Auto loan originations	$6,211	$11,713	(47)%

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Auto	$76,652	$78,373	(2)%
Retail banking	1,499	1,552	(3)
Total consumer banking	$78,151	$79,925	(2)
30+ day performing delinquency rate	4.92%	5.53%	(61)	bps
30+ day delinquency rate	5.46	6.18	(72)
Nonperforming loan rate	0.72	0.79	(7)
Nonperforming asset rate(2)	0.78	0.87	(9)
Allowance for credit losses	$2,205	$2,237	(1)%
Allowance coverage ratio	2.82%	2.80%	2bps
Deposits	$291,163	$270,592	8%
__________

21	Capital One Financial Corporation (COF)

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
Key factors affecting the results of our Consumer Banking business for the first quarter of 2023 compared to the first quarter of 2022, and changes in financial condition and credit performance between March 31, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income increased by $247 million to $2.4 billion in the first quarter of 2023 primarily driven by higher deposits and margins in our retail banking business due to the increases in interest rates, partially offset by lower margins in our auto business.
•Non-Interest Income: Non-interest income increased by $30 million to $135 million in the first quarter of 2023 primarily driven by higher interchange fees from an increase in debit card purchase volume.
•Provision for Credit Losses: Provision for credit losses increased by $145 million to $275 million in the first quarter of 2023 primarily driven by continued credit normalization.
•Non-Interest Expense: Non-interest expense remained substantially flat at $1.3 billion in the first quarter of 2023 compared to the first quarter of 2022.
Loans Held for Investment:
•Period-end loans held for investment decreased by $1.8 billion to $78.2 billion as of March 31, 2023 from December 31, 2022 primarily driven by an expected increase in seasonal payments, which outpaced auto loan originations.
•Average loans held for investment remained substantially flat at $79.0 billion in the first quarter of 2023 compared to the first quarter of 2022.
Deposits:
•Period-end deposits increased by $20.6 billion to $291.2 billion as of March 31, 2023 from December 31, 2022 primarily driven by our national banking strategy, which includes originations from periodic limited time offerings in time deposits.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 81 bps to 1.56% in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by continued credit normalization in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 72 bps to 5.46% as of March 31, 2023 from December 31, 2022 primarily driven by seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $54 million and $296 million in the first quarters of 2023 and 2022, respectively.

22	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2023	2022	Change
Selected income statement data:
Net interest income	$648	$607	7%
Non-interest income	212	277	(23)
Total net revenue(1)	860	884	(3)
Provision for credit losses(2)	259	8	**
Non-interest expense	530	488	9
Income from continuing operations before income taxes	71	388	(82)
Income tax provision	17	92	(82)
Income from continuing operations, net of tax	$54	$296	(82)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$37,373	$34,671	8
Commercial and industrial	56,719	50,502	12
Total commercial banking	$94,092	$85,173	10
Average yield on loans held for investment(1)(3)	6.31%	2.66%	365	bps
Average deposits	$39,941	$45,008	(11)%
Average deposits interest rate	2.34%	0.12%	222	bps
Net charge-offs	$21	$14	50%
Net charge-off rate	0.09%	0.06%	3	bps

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$37,132	$37,453	(1)%
Commercial and industrial	56,411	57,223	(1)
Total commercial banking	$93,543	$94,676	(1)
Nonperforming loan rate	0.79%	0.74%	5	bps
Nonperforming asset rate(4)	0.79	0.74	5
Allowance for credit losses(2)	$1,703	$1,458	17%
Allowance coverage ratio	1.82%	1.54%	28	bps
Deposits	$38,380	$40,808	(6)%
Loans serviced for others	51,759	51,918	—
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $211 million and $218 million as of March 31, 2023 and December 31, 2022, respectively.
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
**    Not meaningful.

23	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for the first quarter of 2023 compared to the first quarter of 2022, and changes in financial condition and credit performance between March 31, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income increased by $41 million to $648 million in the first quarter of 2023 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income decreased by $65 million to $212 million in the first quarter of 2023 primarily driven by our agency business.
•Provision for Credit Losses: Provision for credit losses increased by $251 million to $259 million in the first quarter of 2023 primarily driven by an allowance build in our office real estate portfolio, compared to an allowance release in the first quarter of 2022.
•Non-Interest Expense: Non-interest expense increased by $42 million to $530 million in the first quarter of 2023 primarily driven by increased salaries and associate benefits.
Loans Held for Investment:
•Period-end loans held for investment decreased by $1.1 billion to $93.5 billion as of March 31, 2023 from December 31, 2022 primarily driven by customer payments outpacing loan originations.
•Average loans held for investment increased by $8.9 billion to $94.1 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $2.4 billion to $38.4 billion as of March 31, 2023 from December 31, 2022 primarily driven by seasonality and our commercial deposit strategy.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 3 bps to 0.09% in the first quarter of 2023 primarily driven by isolated charge offs in our real estate portfolio.
•The nonperforming loan rate increased by 5 bps to 0.79% as of March 31, 2023 compared to December 31, 2022 primarily driven by isolated credit downgrades in our real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

24	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2023	2022	Change
Selected income statement data:
Net interest loss	$(479)	$(162)	196%
Non-interest income (loss)	7	(64)	**
Total net loss(1)	(472)	(226)	109
Provision (benefit) for credit losses	—	(6)	**
Non-interest expense	94	44	114
Loss from continuing operations before income taxes	(566)	(264)	114
Income tax benefit	(207)	(221)	(6)
Loss from continuing operations, net of tax	$(359)	$(43)	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $316 million to a loss of $359 million in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by higher net interest losses due to higher funding costs driven by higher market interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2022 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

25	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2023

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Tax Credit Investments
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

Issued March 2023

The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of tax credit program from which the income tax credits are received, using the proportional amortization method, if certain criteria are met. Previously, only Low-Income Housing Tax Credit investments were eligible to apply the proportional amortization method.
This ASU becomes effective for us on January 1, 2024, with early adoption permitted and can be adopted using either a retrospective or modified retrospective transition method.

We are currently assessing the potential impacts of this guidance on our consolidated financial statements and related disclosures.

26	Capital One Financial Corporation (COF)

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
Capital Standards and Prompt Corrective Action
The Company and the Bank are subject to the regulatory capital requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”), respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions.
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
Basel III and United States Capital Rules
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer requirement and countercyclical capital buffer requirement, each as described below. Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
We have elected to exclude certain elements of AOCI from our regulatory capital as permitted for a Category III institution.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and the FDIC, hereafter collectively referred to as the “Federal Banking Agencies,” set an earlier effective date.
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

27	Capital One Financial Corporation (COF)

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
As of March 31, 2023 and December 31, 2022, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of March 31, 2023, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 50% of this amount, leaving $1.2 billion to be phased in over 2024-2025. As of March 31, 2023, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.5% and would have been 12.2% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For the description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K.

28	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of March 31, 2023 and December 31, 2022.
Table 13: Capital Ratios Under Basel III(1)(2)

	March 31, 2023			December 31, 2022
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.5%	4.5%	N/A	12.5%	4.5%	N/A
Tier 1 capital(4)	13.9	6.0	6.0%	13.9	6.0	6.0%
Total capital(5)	15.9	8.0	10.0	15.8	8.0	10.0
Tier 1 leverage(6)	10.9	4.0	N/A	11.1	4.0	N/A
Supplementary leverage(7)	9.3	3.0	N/A	9.5	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	12.9	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(4)	12.9	6.0	8.0	13.1	6.0	8.0
Total capital(5)	14.2	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(6)	10.1	4.0	5.0	10.5	4.0	5.0
Supplementary leverage(7)	8.6	3.0	N/A	9.0	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of March 31, 2023 are preliminary and therefore subject to change until we file our March 31, 2023 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

29	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of March 31, 2023 and December 31, 2022.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2023	December 31, 2022
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$59,546	$59,450
Adjustments and deductions:
AOCI, net of tax(1)	(3)	(17)
Goodwill, net of related deferred tax liabilities	(14,538)	(14,540)
Other intangible and deferred tax assets, net of deferred tax liabilities	(371)	(162)
Common equity Tier 1 capital	44,634	44,731
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	49,479	49,576
Tier 2 capital instruments	2,579	2,585
Qualifying allowance for credit losses	4,553	4,553
Tier 2 capital	7,132	7,138
Total capital	$56,611	$56,714

Regulatory capital metrics
Risk-weighted assets	$356,079	$357,920
Adjusted average assets	455,477	444,704
Total leverage exposure	532,084	522,136
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Basel III and United States Capital Rules” in this Report.
Capital Planning and Regulatory Stress Testing
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. Under these authorizations, we repurchased $4.8 billion of shares of our common stock as of December 31, 2022 and approximately $150 million of shares of our common stock during the first three months of 2023.
On April 5, 2023, we submitted our capital plan to the Federal Reserve as part of the 2023 Comprehensive Capital Analysis and Review (“CCAR”) cycle. The stress testing results are expected to be released by the Federal Reserve by June 30, 2023. Our 2023 supervisory stress test result will determine the size of our stress capital buffer requirement for the period beginning from October 1, 2023 through September 30, 2024.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K.

30	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first three months of 2023, we declared and paid common stock dividends of $237 million, or $0.60 per share, and preferred stock dividends of $57 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first three months of 2023.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2023
					Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of March 31, 2023, funds available for dividend payments from the Bank were $3.2 billion. There can be no assurance that we will declare and pay any dividends to stockholders.
In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. Under these authorizations, we repurchased $4.8 billion of shares of our common stock as of December 31, 2022 and approximately $150 million of shares of our common stock during the first three months of 2023.
The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2022 Form 10-K.

31	Capital One Financial Corporation (COF)

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that that systems and governance processes are designed and working as intended.

32	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “Part II—Item 7. MD&A—Risk Management” in our 2022 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “Part II—Item 7. MD&A—Risk Management” in our 2022 Form 10-K.
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

33	Capital One Financial Corporation (COF)

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policy and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 2—Investment Securities” as well as credit risk related to derivative transactions in “Part I—Item 1. Financial Statements and Supplementary Data—Note 8—Derivative Instruments and Hedging Activities.”
Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $363 million and $203 million as of March 31, 2023 and December 31, 2022, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of March 31, 2023 and December 31, 2022.
Table 16: Portfolio Composition of Loans Held for Investment

	March 31, 2023		December 31, 2022
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$130,980	42.4%	$131,581	42.1%
International card businesses	6,162	2.0	6,149	2.0
Total credit card	137,142	44.4	137,730	44.1
Consumer Banking:
Auto	76,652	24.8	78,373	25.1
Retail banking	1,499	0.5	1,552	0.5
Total consumer banking	78,151	25.3	79,925	25.6
Commercial Banking:
Commercial and multifamily real estate	37,132	12.0	37,453	12.0
Commercial and industrial	56,411	18.3	57,223	18.3
Total commercial banking	93,543	30.3	94,676	30.3
Total loans held for investment	$308,836	100.0%	$312,331	100.0%

34	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of March 31, 2023 and December 31, 2022.
Table 17: Credit Card Portfolio by Geographic Region

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$13,468	9.8%	$13,707	10.0%
Texas	11,094	8.1	11,202	8.1
Florida	9,877	7.2	9,549	6.9
New York	8,635	6.3	8,366	6.1
Pennsylvania	5,408	3.9	5,425	3.9
Illinois	5,099	3.7	5,260	3.8
Ohio	4,523	3.3	4,662	3.4
New Jersey	4,340	3.2	4,243	3.1
Georgia	4,175	3.0	4,172	3.0
Michigan	3,829	2.8	3,920	2.8
Other	60,532	44.2	61,075	44.4
Total domestic credit card	130,980	95.5%	131,581	95.5
International card businesses:
United Kingdom	3,196	2.3	3,129	2.3
Canada	2,966	2.2	3,020	2.2
Total international card businesses	6,162	4.5	6,149	4.5
Total credit card	$137,142	100.0%	$137,730	100.0%
Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of March 31, 2023 and December 31, 2022.
Table 18: Consumer Banking Portfolio by Geographic Region

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,356	12.0%	$9,586	12.0%
California	9,312	11.9	9,570	12.0
Florida	6,644	8.5	6,755	8.5
Pennsylvania	3,244	4.2	3,303	4.1
Georgia	3,143	4.0	3,243	4.1
Ohio	3,122	4.0	3,143	3.9
Illinois	3,056	3.9	3,119	3.9
New Jersey	2,696	3.4	2,742	3.4
Other	36,079	46.2	36,912	46.2
Total auto	76,652	98.1	78,373	98.1

35	Capital One Financial Corporation (COF)

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Retail banking:
New York	461	0.6	477	0.6
Texas	319	0.4	333	0.4
Louisiana	270	0.3	283	0.3
New Jersey	120	0.2	122	0.2
Maryland	93	0.1	97	0.1
Virginia	66	0.1	67	0.1
Other	170	0.2	173	0.2
Total retail banking	1,499	1.9	1,552	1.9
Total consumer banking	$78,151	100.0%	$79,925	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of March 31, 2023 and December 31, 2022.
Table 19: Commercial Real Estate Portfolio by Region

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$13,719	37.0%	$15,055	40.2%
South	9,848	26.5	8,706	23.2
Pacific West	5,945	16.0	5,902	15.7
Mid-Atlantic	3,279	8.8	3,129	8.4
Mountain	2,271	6.1	2,267	6.1
Midwest	2,070	5.6	2,394	6.4
Total	$37,132	100.0%	$37,453	100.0%
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

36	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2023 and December 31, 2022. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2023	December 31, 2022
Industry Classification:
Real estate(1)	30%	31%
Finance	30	29
Healthcare	8	8
Business services	6	6
Educational services	4	4
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	2
Other	10	10
Total	100%	100%
__________
(1)The funded balance for commercial office real estate totaled $3.6 billion, or 4%, and $4.0 billion, or 4%, as of March 31, 2023 and December 31, 2022, respectively. Commercial office real estate exposures does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.
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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2023 and December 31, 2022.
Table 21: Credit Score Distribution

(Percentage of portfolio)	March 31, 2023	December 31, 2022
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	68%	69%
660 or below	32	31
Total	100%	100%

37	Capital One Financial Corporation (COF)

(Percentage of portfolio)	March 31, 2023	December 31, 2022
Auto—At origination FICO scores:(2)
Greater than 660	52%	53%
621 - 660	20	20
620 or below	28	27
Total	100%	100%
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
In our commercial loan portfolio, we assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends.
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Loans” for additional credit quality information and see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and troubled debt restructurings (“TDRs”) for each of our loan categories.
Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2023 and December 31, 2022.

38	Capital One Financial Corporation (COF)

Table 22: 30+ Day Delinquencies

	March 31, 2023				December 31, 2022
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$4,791	3.66%	$4,791	3.66%	$4,515	3.43%	$4,515	3.43%
International card businesses	259	4.20	264	4.29	248	4.03	254	4.13
Total credit card	5,050	3.68	5,055	3.69	4,763	3.46	4,769	3.46
Consumer Banking:
Auto	3,834	5.00	4,242	5.53	4,402	5.62	4,906	6.26
Retail banking	8	0.56	26	1.70	16	1.02	34	2.22
Total consumer banking	3,842	4.92	4,268	5.46	4,418	5.53	4,940	6.18
Commercial Banking:
Commercial and multifamily real estate	5	0.01	36	0.10	1	—	36	0.10
Commercial and industrial	1	—	187	0.33	78	0.14	281	0.49
Total commercial banking	6	0.01	223	0.24	79	0.08	317	0.33
Total	$8,898	2.88	$9,546	3.09	$9,260	2.96	$10,026	3.21
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans, by aging and geography, as of March 31, 2023 and December 31, 2022.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,309	1.40%	$4,666	1.50%
60 – 89 days	2,293	0.74	2,511	0.80
> 90 days	2,944	0.95	2,849	0.91
Total	$9,546	3.09%	$10,026	3.21%
Geographic region:
Domestic	$9,282	3.00%	$9,772	3.13%
International	264	0.09	254	0.08
Total	$9,546	3.09%	$10,026	3.21%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

39	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of March 31, 2023 and December 31, 2022. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,465	1.80%	$2,240	1.63%
Total	$2,465	0.80	$2,240	0.72
Geographic region:
Domestic	$2,352	0.78	$2,135	0.70
International	113	1.82	105	1.71
Total	$2,465	0.80	$2,240	0.72
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2023 and December 31, 2022. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”

40	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$7	0.12%	$9	0.14%
Total credit card	7	0.01	9	0.01
Consumer Banking:
Auto	515	0.67	595	0.76
Retail banking	44	2.94	39	2.49
Total consumer banking	559	0.72	634	0.79
Commercial Banking:
Commercial and multifamily real estate	336	0.90	271	0.72
Commercial and industrial	404	0.72	430	0.75
Total commercial banking	740	0.79	701	0.74
Total nonperforming loans held for investment(3)	1,306	0.42	1,344	0.43
Other nonperforming assets(4)	48	0.02	61	0.02
Total nonperforming assets	$1,354	0.44	$1,405	0.45
__________
(1)We recognized interest income for loans classified as nonperforming of $2 million and $1 million in the first quarters of 2023 and 2022, respectively. Interest income foregone related to nonperforming loans was $35 million and $21 million in the first quarters of 2023 and 2022, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.73% and 0.74% as of March 31, 2023 and December 31, 2022, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

41	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2023 and 2022.
Table 26: Net Charge-Offs

	Three Months Ended March 31,
	2023		2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,299	4.04%	$559	2.12%
International card businesses	70	4.54	48	3.20
Total credit card	1,369	4.06	607	2.18
Consumer Banking:
Auto	296	1.53	127	0.66
Retail banking	11	2.97	19	4.31
Total consumer banking	307	1.56	146	0.75
Commercial Banking:
Commercial and multifamily real estate	17	0.19	—	—
Commercial and industrial	4	0.03	14	0.11
Total commercial banking	21	0.09	14	0.06
Total net charge-offs	$1,697	2.21	$767	1.11
Average loans held for investment	$307,756		$275,342
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
Financial Difficulty Modifications to Borrowers
We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The ASU eliminates the accounting guidance for TDRs and establishes disclosure requirements for certain loan refinancing and restructurings for borrowers experiencing financial difficulty, which results in a more than insignificant impact to the timing or amount of contractual cash flows.
Prior to the adoption of ASU 2022-02, a modification was deemed a TDR when the contractual terms of a loan agreement were modified by granting a concession to a borrower experiencing financial difficulty. ASU 2022-02 eliminated the concession requirement for modifications. After the adoption of ASU 2022-02, a financial difficulty modification (“FDM”) occurs when a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, a term extension or a combination of these modifications is granted to a borrower experiencing financial difficulty.
The types of modifications we offer to borrowers experiencing financial difficulty have not changed as a result of ASU 2022-02. As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and

42	Capital One Financial Corporation (COF)

to avoid the need for repossession or foreclosure of collateral.
We consider the impact of all loan modifications, including FDMs, when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.
In our Credit Card business, the majority of our FDMs receive an interest rate reduction and are placed on a fixed payment plan not exceeding 60 months. The effective interest rate on the loan immediately prior to the loan modification is used as the effective interest rate for purposes of measuring impairment using the present value of expected cash flows. If the customer does not comply with the modified payment terms, then the credit card loan agreement may revert to its original payment terms, generally resulting in any loan outstanding being reflected in the appropriate delinquency category and charged off in accordance with our standard charge-off policy.
In our Consumer Banking business, the majority of our FDMs receive an extension, an interest rate reduction, principal reduction, or a combination of these modifications. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost.
In our Commercial Banking business, the majority of our FDMs receive an extension. A portion of FDMs receive an interest rate reduction, principal reduction, or a combination of modifications.
For additional information on accounting standards adopted during the three months ended March 31, 2023, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.” For more information on FDMs in the first quarter of 2023 and TDRs in the first quarter of 2022, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.
Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2023 and 2022, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

43	Capital One Financial Corporation (COF)

Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(1)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(1,587)	(101)	(1,688)	(515)	(16)	(531)	(24)	(2,243)
Recoveries(2)	288	31	319	219	5	224	3	546
Net charge-offs	(1,299)	(70)	(1,369)	(296)	(11)	(307)	(21)	(1,697)
Provision for credit losses	2,174	87	2,261	274	1	275	266	2,802
Allowance build (release) for credit losses	875	17	892	(22)	(10)	(32)	245	1,105
Other changes(3)	32	4	36	—	—	—	—	36
Balance as of March 31, 2023	10,032	378	10,410	2,165	40	2,205	1,703	14,318
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(7)	(7)
Balance as of March 31, 2023	—	—	—	—	—	—	211	211
Combined allowance and reserve as of March 31, 2023	$10,032	$378	$10,410	$2,165	$40	$2,205	$1,914	$14,529

	Three Months Ended March 31, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(867)	(88)	(955)	(326)	(23)	(349)	(17)	(1,321)
Recoveries(2)	308	40	348	199	4	203	3	554
Net charge-offs	(559)	(48)	(607)	(127)	(19)	(146)	(14)	(767)
Provision (benefit) for credit losses	559	(14)	545	127	3	130	(27)	648
Allowance build (release) for credit losses	—	(62)	(62)	—	(16)	(16)	(41)	(119)
Other changes(3)	—	(3)	(3)	—	—	—	—	(3)
Balance as of March 31, 2022	7,968	312	8,280	1,852	50	1,902	1,126	11,308
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	35	35
Balance as of March 31, 2022	—	—	—	—	—	—	200	200
Combined allowance and reserve as of March 31, 2022	$7,968	$312	$8,280	$1,852	$50	$1,902	$1,326	$11,508
________
(1)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(3)Primarily represents the initial allowance for purchased credit-deteriorated loans and foreign currency translation adjustments. The initial allowance of purchased credit-deteriorated loans was $32 million for the three months ended March 31, 2023.

44	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We have established liquidity practices that are intended to ensure that we have sufficient asset-based liquidity to cover our funding requirements and maintain adequate reserves to withstand the potential impact of deposit attrition or diminished liquidity in the funding markets. In addition to our cash and cash equivalents, we maintain liquidity reserves in the form of investment securities and certain loans that are either readily-marketable or pledgeable.
Table 28 below presents the composition of our liquidity reserves as of March 31, 2023 and December 31, 2022.
Table 28: Liquidity Reserves

(Dollars in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$46,513	$30,856
Securities available for sale	81,925	76,919
FHLB borrowing capacity secured by loans	5,888	6,436
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(50)	(51)
Other encumbrances of investment securities	(7,579)	(7,583)
Total liquidity reserves	$126,697	$106,577

Our liquidity reserves increased by $20.1 billion to $126.7 billion as of March 31, 2023 from December 31, 2022 primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2022 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and the OCC (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2023 was 148%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information.
Net Stable Funding Ratio
The net stable funding ratio (“NSFR”) rule requires the Company and the Bank to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Bank are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The NSFR rule includes a semi-annual public disclosure requirement, with the first disclosure due 45 days after the end of the second quarter of 2023. The Company and the Bank exceeded the NSFR rule requirement as of March 31, 2023.
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

45	Capital One Financial Corporation (COF)

subject to continuing review and change in the future, including as part of the routine renewal process.
In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window, the Bank Term Funding Program and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Bank’s ability to post collateral. As of March 31, 2023, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $19.7 billion, of which $50 million was used. Our FHLB membership is supported by our investment in FHLB stock of $15 million as of both March 31, 2023 and December 31, 2022, which was determined in part based on our outstanding advances. As of March 31, 2023, we pledged loans to secure a borrowing capacity of $16.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both March 31, 2023 and December 31, 2022.
Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for the three months ended March 31, 2023 and 2022.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$45,193	$197	1.74%	$49,405	$20	0.16%
Saving deposits(2)	203,782	1,067	2.09	205,251	154	0.31
Time deposits	59,813	592	3.96	17,167	44	1.04
Total interest-bearing deposits	$308,788	$1,856	2.40	$271,823	$218	0.32
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both March 31, 2023 and December 31, 2022. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Part I—Item 1. Financial Statements and Supplementary Data—Note 7—Deposits and Borrowings.”
Funding
Our primary source of funding comes from retail deposits, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.
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

46	Capital One Financial Corporation (COF)

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings decreased by $341 million to $542 million as of March 31, 2023 from December 31, 2022 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $403 million to $48.2 billion as of March 31, 2023 from December 31, 2022 primarily driven by net issuances in our auto securitization program as well as the impacts of basis adjustments on hedged debt. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements and Supplementary Data—Note 7—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the three months ended March 31, 2023 and 2022.
Table 30: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2023	2022	2023	2022
Securitized debt obligations	$1,250	$2,250	$560	$3,198
Senior and subordinated notes	2,250	3,050	3,047	2,357
Total	$3,500	$5,300	$3,607	$5,555
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of March 31, 2023 and December 31, 2022.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2023		December 31, 2022
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A
As of April 24, 2023, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.

47	Capital One Financial Corporation (COF)

Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of March 31, 2023 and December 31, 2022, our total unfunded lending commitments were $425.0 billion and $409.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of both March 31, 2023 and December 31, 2022, we had $1.7 billion, in aggregate operating lease liabilities. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” in our 2022 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of March 31, 2023 and December 31, 2022, we had $612 million and $1.1 billion, respectively, in aggregate purchase obligation liabilities.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Part I—Item 1. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations,” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others” in this Report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 14—Employee Benefit Plans” in our 2022 Form 10-K.

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
Interest Rate Risk
Interest rate risk represents exposure to financial instruments whose values vary with the level or volatility of interest rates. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or repricing of assets and liabilities. Our balance sheet is structurally asset sensitive as our loans, which are primarily floating rate or fixed rate with short durations, reprice faster than our fixed rate debt and a portion of our deposits when interest rates change. We take actions to reduce the interest rate risk from this structural balance sheet position primarily by investing in fixed rate securities in our

48	Capital One Financial Corporation (COF)

investment portfolio and executing interest rate swaps and other derivative instruments.
We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated funding and non-dollar equity investments in foreign operations.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. We also incorporate the dynamic nature of deposit repricing, which includes pricing lags and changes in deposit beta and mix as interest rates change, and the prepayment sensitivity of our mortgage securities to the level of interest rates. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. Our current sensitivity to both upward and downward shocks has increased modestly as compared to December 31, 2022, primarily due to the increase in cash balances driven by the growth in our deposit balances. Cash balances reprice relatively rapidly, whereas deposit rates reprice less with both lag and beta effects. In the contexts used in this section, “beta” refers to the percentage of deposit rate repricing relative to an external reference rate such as federal funds. In our models, deposit betas vary dynamically and by product type.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Similar to our net interest income sensitivity measure, we incorporate the dynamic nature of deposit repricing and attrition, which includes pricing lags and changes in deposit beta as interest rates change and the prepayment sensitivity of our mortgage securities to the level of interest rates. Other key assumptions used in the calculation include attrition assumptions for loans and other assets, term structure modeling of interest rates and discount spreads. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and is largely unchanged in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity is largely unchanged as compared to December 31, 2022.

49	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of March 31, 2023 and December 31, 2022. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.
Table 32: Interest Rate Sensitivity Analysis

	March 31, 2023	December 31, 2022
Estimated impact on projected baseline net interest income:
+200 basis points	1.5%	0.4%
+100 basis points	1.3	0.8
+50 basis points	0.6	0.4
–50 basis points	(0.8)	(0.7)
–100 basis points	(1.6)	(1.3)
–200 basis points	(3.4)	(2.6)
Estimated impact on economic value of equity:
+200 basis points	(4.8)	(4.3)
+100 basis points	(1.7)	(1.5)
+50 basis points	(0.8)	(0.7)
–50 basis points	0.5	0.4
–100 basis points	0.8	0.6
–200 basis points	(0.4)	(0.2)
In addition to these industry standard measures, we consider the potential impact of alternative interest rate scenarios, such as stressed rate shocks as well as steepening and flattening yield curve scenarios in our internal interest rate risk management decisions. We also regularly review the sensitivity of our interest rate risk metrics to changes in our key modeling assumptions, such as our loan and deposit balance forecasts, mortgage prepayments and deposit repricing.
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
For further information on our interest rate exposures, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 8—Derivative Instruments and Hedging Activities.”

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 774 million GBP and 785 million GBP as of March 31, 2023 and December 31, 2022, respectively, and 1.6 billion CAD and 1.7 billion CAD as of March 31, 2023 and December 31, 2022, respectively. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR as of both March 31, 2023 and December 31, 2022.
Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 1.9 billion GBP as of both March 31, 2023 and December 31, 2022 and 2.3 billion CAD and 2.2 billion CAD as of March 31, 2023 and December 31, 2022, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 8—Derivative Instruments and Hedging Activities.”
London Interbank Offered Rate Transition
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”), the regulator for the administration of the London Interbank Offered Rate Transition (“LIBOR”), announced that LIBOR would be phased out as an interest rate benchmark and that it will no longer compel panel banks to contribute LIBOR data beyond December 31, 2021.
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

On December 16, 2022, the Federal Reserve Board adopted the final rule that implemented the LIBOR Act. The LIBOR Act identified benchmark replacement rates based on Secured Overnight Financing Rate (“SOFR”) for covered derivative

51	Capital One Financial Corporation (COF)

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
We continue to focus our LIBOR transition efforts on:
•monitoring established controls to prevent the origination of impermissible LIBOR indexed instruments
•working with impacted customers and counterparties to remediate remaining LIBOR contracts and our central counterparty clearinghouses for conversion of centrally cleared USD LIBOR products
•engaging with our clients, industry working groups, and regulators
•preparing to transition remaining contracts, including those with hardwired fallback language, operable legacy fallback language and those covered under the scope of the LIBOR Act.
The majority of LIBOR contracts that we have transitioned to alternative rates have employed SOFR. In the U.S., SOFR has been selected as the preferred alternative rate by the Alternative Reference Rates Committee (“ARRC”) for certain U.S. dollar derivative and cash instruments. We have proactively worked with customers and prepared our systems, models, valuation tools and processes to focus originations on SOFR and other non-LIBOR rates and will continue to do so as needed. While the majority of our non-LIBOR transactions have utilized SOFR, we have also employed credit sensitive alternative rates to LIBOR, to a limited extent, in response to customer demand.
The majority of the instruments maturing after June 30, 2023 are derivatives and commercial loans, which are summarized in the table below. Of these instruments, the majority contain fallback language which adheres to the International Swaps and Derivatives Association (“ISDA”) and ARRC standards. The LIBOR Act will allow us to transition LIBOR commitments without fallback language to an identified benchmark replacement rate based on SOFR after June 30, 2023.
Table 33: LIBOR Exposures on Derivatives and Commercial Loans

(Dollars in millions)	March 31, 2023
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$29,544	$27,580	$4,421
Commercial loans	21,110	19,350	429
Total	$50,654	$46,930	$4,850

(Dollars in millions)	December 31, 2022
Exposure Type(1)	Total LIBOR Commitments	Total LIBOR Commitments Maturing after June 30, 2023	Total LIBOR Commitments Maturing after June 30, 2023 Without Fallback Language
Derivatives	$38,257	$34,606	$7,211
Commercial loans	33,099	28,994	887
Total	$71,356	$63,600	$8,098
_________
(1)Commercial loan balances represent maximum potential exposures and derivatives represent notional exposure.

52	Capital One Financial Corporation (COF)

These transition efforts have been implemented to remediate our remaining LIBOR contracts by June 30, 2023. For a further discussion of the various risks we face in connection with the expected replacement of LIBOR on our operations, see “Part II—Item 1A. Risk Factors—The transition away from LIBOR may adversely affect our business” in our 2022 Form 10-K.

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2022 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

FORWARD-LOOKING STATEMENTS
From time to time, we have made and will make forward-looking statements, including those that discuss, among other things: strategies, goals, outlook or other non-historical matters; projections, revenues, income, returns, expenses, assets, liabilities, capital and liquidity measures, capital allocation plans, accruals for claims in litigation and for other claims against us; earnings per share, efficiency ratio, operating efficiency ratio or other financial measures for us; future financial and operating results; our plans, objectives, expectations and intentions; and the assumptions that underlie these matters.
To the extent that any such information is forward-looking, it is intended to fit within the safe harbor for forward-looking information provided by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “think,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2022 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
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
•the impact of the Coronavirus disease of 2019 (“COVID-19”) pandemic on our business, financial condition and results of operations may persist for an extended period or worsen, including labor shortages, disruption of global supply chains and inflationary pressures, and could impact our estimates of credit losses in our loan portfolios required in computing our allowance for credit losses;
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

53	Capital One Financial Corporation (COF)

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
•fluctuations in market interest rates or volatility in the capital markets;
•the transition away from LIBOR;
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

SUPPLEMENTAL TABLE
Reconciliation of Non-GAAP Measures
The following table summarizes our non-GAAP measures. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly-titled measures reported by other companies. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with GAAP.
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2023	December 31, 2022
Tangible Common Equity (Period-End):
Stockholders’ equity	$54,653	$52,582
Goodwill and other intangible assets(1)	(15,098)	(14,902)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity(2)	$34,710	$32,835
Tangible Common Equity (Quarterly Average):
Stockholders’ equity	$54,773	$52,439
Goodwill and other intangible assets(1)	(14,984)	(14,926)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity(2)	$34,944	$32,668
Tangible Assets (Period-End):
Total assets	$471,660	$455,249
Goodwill and other intangible assets(1)	(15,098)	(14,902)
Tangible assets(2)	$456,562	$440,347
Tangible Assets (Quarterly Average):
Total assets	$462,324	$449,659
Goodwill and other intangible assets(1)	(14,984)	(14,926)
Tangible assets(2)	$447,340	$434,733
Non-GAAP Ratio:
TCE(2)(3)	7.6%	7.5%

(Dollars in millions, except as noted)	March 31, 2023	March 31, 2022
Tangible Book Value per Share:
Tangible common equity (Period-end)	$34,710	$36,617
Outstanding Common Shares	382.0	399.0
Tangible book value per common share	$90.86	$91.77
Return on Tangible Assets (Quarterly Average):
Net income	$960	$2,403
Tangible Assets (Quarterly Average)	447,340	415,468
Return on tangible assets(4)	0.86%	2.31%
Return on Tangible Common Equity (Quarterly Average):
Net income available to common stockholders	$887	$2,318
Tangible common equity (Quarterly Average)	34,944	39,688
Return on tangible common equity(5)	10.15%	23.36%
__________
(1)Includes impact of related deferred taxes.
(2)Management believes that this financial metric is useful in assessing capital adequacy and the level of returns generated.
(3)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

55	Capital One Financial Corporation (COF)

(4)Return on average tangible assets is a non-GAAP measure calculated based on annualized income (loss) from continuing operations, net of tax, for the period divided by average tangible assets for the period.
(5)Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.

56	Capital One Financial Corporation (COF)

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
Annual Report: References to our “2022 Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Bank: Refers to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
Bank Merger: The merger of COBNA with and into CONA, with CONA as the surviving entity, that occurred on October 1, 2022.
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
COBNA: Capital One Bank (USA), National Association, one of our wholly-owned subsidiaries through September 30, 2022, which offered credit card products along with other lending products and consumer services. On October 1, 2022, the Company completed the merger of COBNA with and into CONA, with CONA as the surviving entity.
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

57	Capital One Financial Corporation (COF)

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
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation.
Federal Deposit Insurance Corporation (“FDIC”): An independent U.S. governmental agency that administers the Deposit Insurance Fund.
Federal Reserve: The Board of Governors of the Federal Reserve System.
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical modeling software created by FICO (formerly known as “Fair Isaac Corporation”) utilizing data collected by the credit bureaus.
Financial difficulty modification (“FDM”): A FDM is deemed to occur when a loan modification is made to a borrower experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of these modifications in the current reporting period. FDMs became effective with the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023.
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

58	Capital One Financial Corporation (COF)

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

59	Capital One Financial Corporation (COF)

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
Troubled debt restructuring (“TDR”): A TDR is deemed to occur when the contractual terms of a loan agreement are modified by granting a concession to a borrower that is experiencing financial difficulty. The accounting guidance for TDRs was eliminated by ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which we adopted as of January 1, 2023.
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

60	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed securities
AOCI: Accumulated other comprehensive income
ARRC: Alternative Reference Rates Committee
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
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
EU: European Union
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: U.K. Financial Conduct Authority
FCM: Futures commission merchant
FDM: Financial difficulty modification
FDIC: Federal Deposit Insurance Corporation
FFIEC: Federal Financial Institutions Examination Council
FHLB: Federal Home Loan Banks
FICO: Fair Isaac Corporation
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally accepted accounting principles in the U.S.
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks

61	Capital One Financial Corporation (COF)

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
OTC: Over-the-counter
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
PCD: Purchased Credit-Deteriorated
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VIE: Variable interest entity
XBRL: Extensible business reporting language

62	Capital One Financial Corporation (COF)

63	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2023	2022
Interest income:
Loans, including loans held for sale	$8,723	$6,367
Investment securities	615	402
Other	416	15
Total interest income	9,754	6,784
Interest expense:
Deposits	1,856	218
Securitized debt obligations	211	29
Senior and subordinated notes	489	131
Other borrowings	12	9
Total interest expense	2,568	387
Net interest income	7,186	6,397
Provision for credit losses	2,795	677
Net interest income after provision for credit losses	4,391	5,720
Non-interest income:
Interchange fees, net	1,139	1,033
Service charges and other customer-related fees	379	400
Other	199	343
Total non-interest income	1,717	1,776
Non-interest expense:
Salaries and associate benefits	2,427	2,026
Occupancy and equipment	508	513
Marketing	897	918
Professional services	324	397
Communications and data processing	350	339
Amortization of intangibles	14	14
Other	425	344
Total non-interest expense	4,945	4,551
Income from continuing operations before income taxes	1,163	2,945
Income tax provision	203	542
Net income	960	2,403
Dividends and undistributed earnings allocated to participating securities	(16)	(28)
Preferred stock dividends	(57)	(57)
Net income available to common stockholders	$887	$2,318
Basic earnings per common share:
Net income per basic common share	$2.32	$5.65
Diluted earnings per common share:
Net income per diluted common share	$2.31	$5.62

See Notes to Consolidated Financial Statements.
64	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net income	$960	$2,403
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	962	(3,253)
Net unrealized gains (losses) on hedging relationships	401	(1,209)
Foreign currency translation adjustments	13	(5)
Other comprehensive income (loss), net of tax	1,376	(4,467)
Comprehensive income (loss)	$2,336	$(2,064)

See Notes to Consolidated Financial Statements.
65	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,347	$5,193
Interest-bearing deposits and other short-term investments	43,166	25,663
Total cash and cash equivalents	46,513	30,856
Restricted cash for securitization investors	460	400
Securities available for sale (amortized cost of $90.8 billion and $87.0 billion and allowance for credit losses of $2 million and $3 million as of March 31, 2023 and December 31, 2022, respectively)	81,925	76,919
Loans held for investment:
Unsecuritized loans held for investment	280,093	283,282
Loans held in consolidated trusts	28,743	29,049
Total loans held for investment	308,836	312,331
Allowance for credit losses	(14,318)	(13,240)
Net loans held for investment	294,518	299,091
Loans held for sale ($358 million and $191 million carried at fair value as of March 31, 2023 and December 31, 2022, respectively)	363	203
Premises and equipment, net	4,365	4,351
Interest receivable	2,250	2,104
Goodwill	14,779	14,777
Other assets	26,487	26,548
Total assets	$471,660	$455,249

Liabilities:
Interest payable	$621	$527
Deposits:
Non-interest-bearing deposits	31,186	32,203
Interest-bearing deposits	318,641	300,789
Total deposits	349,827	332,992
Securitized debt obligations	17,813	16,973
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	542	883
Senior and subordinated notes	30,398	30,826
Other borrowings	24	33
Total other debt	30,964	31,742
Other liabilities	17,782	20,433
Total liabilities	417,007	402,667
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both March 31, 2023 and December 31, 2022)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 693,333,206 and 690,334,422 shares issued as of March 31, 2023 and December 31, 2022, respectively; 382,030,281 and 381,318,702 shares outstanding as of March 31, 2023 and December 31, 2022, respectively)	7	7
Additional paid-in capital, net	34,952	34,725
Retained earnings	57,898	57,184
Accumulated other comprehensive loss	(8,540)	(9,916)
Treasury stock, at cost (par value $0.01 per share; 311,302,925 and 309,015,720 shares as of March 31, 2023 and December 31, 2022, respectively)	(29,664)	(29,418)
Total stockholders’ equity	54,653	52,582
Total liabilities and stockholders’ equity	$471,660	$455,249

See Notes to Consolidated Financial Statements.
66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption						48			48
Comprehensive income						960	1,376		2,336
Dividends—common stock(1)			26,635	0	3	(237)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(246)	(246)
Issuances of common stock and restricted stock, net of forfeitures			2,972,149	0	76				76
Compensation expense for restricted stock units					148				148
Balance as of March 31, 2023	4,975,000	$0	693,333,206	$7	$34,952	$57,898	$(8,540)	$(29,664)	$54,653

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						2,403	(4,467)		(2,064)
Dividends—common stock(1)			18,408	0	2	(253)			(251)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,484)	(2,484)
Issuances of common stock and restricted stock, net of forfeitures			2,517,691	0	68				68
Exercises of stock options			7,809	0	1				1
Compensation expense for restricted stock units					103				103
Balance as of March 31, 2022	4,975,000	$0	687,601,852	$7	$34,286	$53,099	$(4,093)	$(26,954)	$56,345
__________
(1)We declared dividends per share on our common stock of $0.60 in both the first quarters of 2023 and 2022.

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Operating activities:
Income from continuing operations, net of tax	$960	$2,403
Net income	960	2,403
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,795	677
Depreciation and amortization, net	1,251	839
Deferred tax provision (benefit)	(169)	187
Net securities losses (gains)	0	(1)
Loss (gain) on sales of loans	(5)	(186)
Stock-based compensation expense	154	107
Other	14	16
Loans held for sale:
Originations and purchases	(1,237)	(1,923)
Proceeds from sales and paydowns	1,064	2,036
Changes in operating assets and liabilities:
Changes in interest receivable	(131)	(19)
Changes in other assets	398	(4,716)
Changes in interest payable	94	(20)
Changes in other liabilities	(2,196)	521
Net cash from operating activities	2,992	(79)
Investing activities:
Securities available for sale:
Purchases	(5,843)	(3,828)
Proceeds from paydowns and maturities	1,990	4,898
Proceeds from sales	0	470
Loans:
Net changes in loans originated as held for investment	3,396	104
Principal recoveries of loans previously charged off	546	554
Net purchases of premises and equipment	(235)	(230)
Net cash used in acquisition activities	(2,539)	0
Net cash used in other investing activities	(309)	(195)
Net cash used in investing activities	(2,994)	1,773

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Financing activities:
Deposits and borrowings:
Changes in deposits	$16,648	$2,561
Issuance of securitized debt obligations	1,248	2,244
Maturities and paydowns of securitized debt obligations	(560)	(3,198)
Issuance of senior and subordinated notes and long-term FHLB advances	2,241	3,041
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(3,047)	(2,357)
Changes in other borrowings	(350)	3,769
Common stock:
Net proceeds from issuances	76	68
Dividends paid	(234)	(251)
Preferred stock:
Dividends paid	(57)	(57)
Purchases of treasury stock	(246)	(2,484)
Proceeds from share-based payment activities	0	1
Net cash from (used in) financing activities	15,719	3,337
Changes in cash, cash equivalents and restricted cash for securitization investors	15,717	5,031
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	31,256	22,054
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$46,973	$27,085
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$43	$146
Interest paid	2,084	509
Income tax paid	103	80

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

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
As of March 31, 2023, Capital One Financial Corporation’s principal subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”).
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2022 Annual Report on Form 10-K (“2022 Form 10-K”).
Loan Modifications and Restructurings
We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, and elected the modified retrospective adoption method. The ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) and resulted in a cumulative adjustment to retained earnings and our allowance, which was not considered material. Subsequent to adoption, our consideration of modifications in measurement of the allowance for credit losses remains substantively unchanged. The ASU also establishes prospective disclosure requirements for certain loan refinancings and restructurings for borrowers experiencing financial difficulty and current-period gross charge-offs by year of origination for financing receivables and net investment in leases. We provide information on modified loans, including the performance of those loans subsequent to modification in “Note 3—Loans” and gross charge-offs by year of origination in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”

70	Capital One Financial Corporation (COF)

As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. Loan modifications to a borrower experiencing financial difficulty in the form of principal forgiveness, interest rate reduction, an other-than-insignificant delay in payment, including payment deferrals, a term extension, or a combination of these modifications are reported as a financial difficulty modification (“FDM”). As restructurings offered to borrowers experiencing financial difficulty are typically not at market terms FDMs are generally accounted for as a continuation of the existing loan. See “Note 3—Loans” for additional information on our loan modifications and restructurings.
Loan Modifications and Restructurings Prior to Adoption of ASU 2022-02
In periods prior to 2023, a loan modification in which a concession is granted to a borrower experiencing financial difficulty was accounted for and reported as a TDR. These loan modifications typically include short-term payment deferrals, an extension of the loan term, a reduction in the interest rate, a reduction in the loan balance, or a combination of these modifications. See “Note 3—Loans” for additional information on our loan modifications and restructurings.
•Modified loans and troubled debt restructurings: Modified loans, including TDRs for periods ending on or before December 31, 2022 and FDMs for periods beginning on or after January 1, 2023, that are current at the time of the restructuring remain in accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming. For additional information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K.
Newly Adopted Accounting Standards During the Three Months Ended March 31, 2023

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Modifications to Borrowers Experiencing Financial Difficulty and Vintage Disclosures
ASU No. 2022-02,Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

Issued March 2022

Eliminates accounting guidance for troubled debt restructurings by creditors, and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty;
Requires an entity to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases.

We adopted this guidance in the first quarter of 2023 using a modified retrospective adoption method, which results in a cumulative-effect adjustment to retained earnings in the period of adoption and prospective application of the enhanced disclosure requirements.

Our adoption of this standard did not have a material impact on our consolidated financial statements.

See “Note 3—Loans” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for additional disclosures.

71	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both March 31, 2023 and December 31, 2022.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of March 31, 2023 and December 31, 2022. Accrued interest receivable of $247 million and $215 million as of March 31, 2023 and December 31, 2022, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	March 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,230	$0	$3	$(70)	$5,163
RMBS:
Agency	73,853	0	106	(8,338)	65,621
Non-agency	641	(2)	97	(6)	730
Total RMBS	74,494	(2)	203	(8,344)	66,351
Agency CMBS	9,076	0	14	(661)	8,429
Other securities(1)	1,985	0	4	(7)	1,982
Total investment securities available for sale	$90,785	$(2)	$224	$(9,082)	$81,925

	December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,129	$0	$2	$(90)	$5,041
RMBS:
Agency	71,212	0	53	(9,413)	61,852
Non-agency	653	(3)	93	(6)	737
Total RMBS	71,865	(3)	146	(9,419)	62,589
Agency CMBS	8,626	0	4	(760)	7,870
Other securities(1)	1,427	0	2	(10)	1,419
Total investment securities available for sale	$87,047	$(3)	$154	$(10,279)	$76,919
__________
(1)Includes $1.3 billion and $707 million of asset-backed securities (“ABS”) as of March 31, 2023 and December 31, 2022, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

72	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,059	$(20)	$1,155	$(50)	$2,214	$(70)
RMBS:
Agency	9,925	(267)	50,456	(8,071)	60,381	(8,338)
Non-agency	8	0	9	(1)	17	(1)
Total RMBS	9,933	(267)	50,465	(8,072)	60,398	(8,339)
Agency CMBS	1,884	(42)	5,633	(619)	7,517	(661)
Other securities	531	0	374	(7)	905	(7)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$13,407	$(329)	$57,627	$(8,748)	$71,034	$(9,077)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,464	$(57)	$448	$(33)	$2,912	$(90)
RMBS:
Agency	23,271	(1,809)	36,803	(7,604)	60,074	(9,413)
Non-agency	14	(1)	3	0	17	(1)
Total RMBS	23,285	(1,810)	36,806	(7,604)	60,091	(9,414)
Agency CMBS	4,325	(267)	3,214	(493)	7,539	(760)
Other securities	555	(7)	76	(3)	631	(10)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$30,629	$(2,141)	$40,544	$(8,133)	$71,173	$(10,274)
__________
(1)    Consists of approximately 2,760 and 2,840 securities in gross unrealized loss positions as of March 31, 2023 and December 31, 2022, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of March 31, 2023, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

73	Capital One Financial Corporation (COF)

Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2023
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$217	$4,946	$0	$0	$5,163
RMBS(1):
Agency	0	91	1,146	64,384	65,621
Non-agency	0	0	0	730	730
Total RMBS	0	91	1,146	65,114	66,351
Agency CMBS(1)	180	2,533	3,588	2,128	8,429
Other securities	487	1,465	30	0	1,982
Total securities available for sale	$884	$9,035	$4,764	$67,242	$81,925
Amortized cost of securities available for sale	$889	$9,255	$5,194	$75,447	$90,785
Weighted-average yield for securities available for sale	3.46%	3.49%	2.97%	2.80%	2.88%
__________
(1)As of March 31, 2023, the weighted-average expected maturities of RMBS and Agency CMBS were 6.9 years and 4.8 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for the three months ended March 31, 2023. For the three months ended March 31, 2022, total proceeds from the sale of our securities were $470 million and we recognized less than $1 million of loss.
Securities Pledged and Received
We pledged investment securities totaling $21.8 billion and $21.3 billion as of March 31, 2023 and December 31, 2022, respectively. These securities are primarily pledged to secure Public Fund Deposits and Federal Home Loan Banks (“FHLB”). advances, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $79 million and $82 million as of March 31, 2023 and December 31, 2022, respectively, related to our derivative transactions.

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
Accrued interest receivable of $2.0 billion and $1.9 billion as of March 31, 2023 and December 31, 2022, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2023 and December 31, 2022. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$126,189	$1,406	$1,033	$2,352	$4,791	$130,980
International card businesses	5,898	89	59	116	264	6,162
Total credit card	132,087	1,495	1,092	2,468	5,055	137,142
Consumer Banking:
Auto	72,410	2,771	1,171	300	4,242	76,652
Retail banking	1,473	7	3	16	26	1,499
Total consumer banking	73,883	2,778	1,174	316	4,268	78,151
Commercial Banking:
Commercial and multifamily real estate	37,096	35	0	1	36	37,132
Commercial and industrial	56,224	1	27	159	187	56,411
Total commercial banking	93,320	36	27	160	223	93,543
Total loans(1)	$299,290	$4,309	$2,293	$2,944	$9,546	$308,836
% of Total loans	96.91%	1.40%	0.74%	0.95%	3.09%	100.00%

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$127,066	$1,405	$975	$2,135	$4,515	$131,581
International card businesses	5,895	86	58	110	254	6,149
Total credit card	132,961	1,491	1,033	2,245	4,769	137,730
Consumer Banking:
Auto	73,467	3,101	1,418	387	4,906	78,373
Retail banking	1,518	13	4	17	34	1,552
Total consumer banking	74,985	3,114	1,422	404	4,940	79,925

75	Capital One Financial Corporation (COF)

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	37,417	0	1	35	36	37,453
Commercial and industrial	56,942	61	55	165	281	57,223
Total commercial banking	94,359	61	56	200	317	94,676
Total loans(1)	$302,305	$4,666	$2,511	$2,849	$10,026	$312,331
% of Total loans	96.79%	1.50%	0.80%	0.91%	3.21%	100.00%
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.4 billion as of both March 31, 2023 and December 31, 2022.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of March 31, 2023 and December 31, 2022. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2023			December 31, 2022
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$2,352	N/A	$0	$2,135	N/A	$0
International card businesses	113	$7	0	105	$9	0
Total credit card	2,465	7	0	2,240	9	0
Consumer Banking:
Auto	0	515	0	0	595	0
Retail banking	0	44	6	0	39	8
Total consumer banking	0	559	6	0	634	8
Commercial Banking:
Commercial and multifamily real estate	0	336	255	0	271	246
Commercial and industrial	0	404	231	0	430	294
Total commercial banking	0	740	486	0	701	540
Total	$2,465	$1,306	$492	$2,240	$1,344	$548
% of Total loans held for investment	0.80%	0.42%	0.16%	0.72%	0.43%	0.18%
__________
(1)We recognized interest income for loans classified as nonperforming of $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively.

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
The table below presents our credit card portfolio by delinquency status as of March 31, 2023 and December 31, 2022.
Table 3.3: Credit Card Delinquency Status

	March 31, 2023			December 31, 2022
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$125,911	$278	$126,189	$126,811	$255	$127,066
30-59 days	1,390	16	1,406	1,388	17	1,405
60-89 days	1,022	11	1,033	964	11	975
Greater than 90 days	2,338	14	2,352	2,121	14	2,135
Total domestic credit card	130,661	319	130,980	131,284	297	131,581

International card businesses:
Current	5,869	29	5,898	5,866	29	5,895
30-59 days	86	3	89	83	3	86
60-89 days	57	2	59	55	3	58
Greater than 90 days	113	3	116	106	4	110
Total international card businesses	6,125	37	6,162	6,110	39	6,149
Total credit card	$136,786	$356	$137,142	$137,394	$336	$137,730
Consumer Banking
Our consumer banking loan portfolio consists of auto and retail banking loans. Similar to our credit card loan portfolio, the risk in our consumer banking loan portfolio correlates to broad economic trends as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we consider when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they measure the creditworthiness of borrowers. Delinquency trends are the key indicator we assess in monitoring the credit quality and risk of our retail banking loan portfolio.
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of March 31, 2023 and December 31, 2022. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

77	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Vintage Year

	March 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$3,015	$16,404	$12,968	$4,729	$2,193	$985	$40,294	$0	$0	$40,294
621-660	1,275	5,760	4,598	1,998	1,001	525	15,157	0	0	15,157
620 or below	1,812	7,179	5,904	3,463	1,851	992	21,201	0	0	21,201
Total auto	6,102	29,343	23,470	10,190	5,045	2,502	76,652	0	0	76,652

Retail banking—Delinquency status:
Current	37	150	112	77	128	567	1,071	397	5	1,473
30-59 days	0	0	1	0	0	1	2	5	0	7
60-89 days	0	0	0	1	0	0	1	2	0	3
Greater than 90 days	0	0	1	0	0	10	11	4	1	16
Total retail banking	37	150	114	78	128	578	1,085	408	6	1,499
Total consumer banking	$6,139	$29,493	$23,584	$10,268	$5,173	$3,080	$77,737	$408	$6	$78,151

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,872	$14,246	$5,354	$2,595	$1,032	$328	$41,427	$0	$0	$41,427
621-660	6,212	5,060	2,257	1,167	513	185	15,394	0	0	15,394
620 or below	7,717	6,501	3,898	2,144	914	378	21,552	0	0	21,552
Total auto	31,801	25,807	11,509	5,906	2,459	891	78,373	0	0	78,373

Retail banking—Delinquency status:
Current	166	128	82	133	127	470	1,106	408	4	1,518
30-59 days	2	1	0	0	0	2	5	8	0	13
60-89 days	0	1	0	0	0	1	2	2	0	4
Greater than 90 days	0	0	0	0	3	8	11	4	2	17
Total retail banking	168	130	82	133	130	481	1,124	422	6	1,552
Total consumer banking	$31,969	$25,937	$11,591	$6,039	$2,589	$1,372	$79,497	$422	$6	$79,925
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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of March 31, 2023 and December 31, 2022. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,106	$8,585	$3,630	$825	$1,363	$3,064	$19,573	$13,445	$25	$33,043
Criticized performing	533	906	415	137	367	1,283	3,641	112	0	3,753
Criticized nonperforming	0	81	26	0	77	152	336	0	0	336
Total commercial and multifamily real estate	2,639	9,572	4,071	962	1,807	4,499	23,550	13,557	25	37,132
Commercial and industrial
Noncriticized	4,497	19,171	5,118	2,456	1,301	3,103	35,646	17,150	125	52,921
Criticized performing	365	939	437	91	120	169	2,121	965	0	3,086
Criticized nonperforming	26	195	17	21	69	21	349	55	0	404
Total commercial and industrial	4,888	20,305	5,572	2,568	1,490	3,293	38,116	18,170	125	56,411
Total commercial banking	$7,527	$29,877	$9,643	$3,530	$3,297	$7,792	$61,666	$31,727	$150	$93,543

79	Capital One Financial Corporation (COF)

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$9,527	$4,086	$1,161	$1,671	$1,280	$2,898	$20,623	$13,254	$25	$33,902
Criticized performing	814	376	202	412	302	1,061	3,167	113	0	3,280
Criticized nonperforming	101	22	0	13	19	116	271	0	0	271
Total commercial and multifamily real estate	10,442	4,484	1,363	2,096	1,601	4,075	24,061	13,367	25	37,453
Commercial and industrial
Noncriticized	22,105	6,031	2,934	1,809	973	2,658	36,510	17,187	21	53,718
Criticized performing	992	560	156	160	167	76	2,111	964	0	3,075
Criticized nonperforming	196	21	5	87	40	5	354	76	0	430
Total commercial and industrial	23,293	6,612	3,095	2,056	1,180	2,739	38,975	18,227	21	57,223
Total commercial banking	$33,735	$11,096	$4,458	$4,152	$2,781	$6,814	$63,036	$31,594	$46	$94,676
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.
Financial Difficulty Modifications to Borrowers
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
We consider the impact of all loan modifications when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty (“FDMs”). The types of modifications we offer borrowers experiencing financial difficulty did not change as a result of ASU 2022-02. Under this new accounting guidance, FDMs are accumulated and the performance of each loan that received a FDM is reported on a rolling twelve month basis. For the interim reporting period ended March 31, 2023, FDMs and the related borrower performance information pertain to FDMs which occurred in the first three months of 2023. For additional information on FDMs, see “Note 1—Summary of Significant Accounting Policies.”
For the interim periods prior to adoption of ASU 2022-02, our previous TDR disclosures are included below in the “Troubled Debt Restructurings” section. For additional information on loan modifications classified as a TDR prior to January 1, 2023, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K. FDM disclosures are not directly comparable to the prior period TDR disclosures due to differences in the respective accounting guidance and disclosure requirements.
The following table presents the major modification types, amortized cost amounts per modification and financial effects for all FDMs undertaken during the three months ended March 31, 2023.

80	Capital One Financial Corporation (COF)

Table 3.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and multifamily real estate	Commercial and industrial	Total Commercial Banking	Total
Interest rate reduction:
Loans modified	$150	$38	$188	—	—	—	—	—	—	$188
Average rate reduction	19.02%	25.74%	20.37%	N/A	N/A	N/A	N/A	N/A	N/A
Term extension:
Loans modified	—	—	—	$42	$3	$45	$129	$66	$195	$240
Average term extension (months)	N/A	N/A	N/A	4	14	5	8	7	8
Principal balance reduction:
Loans modified	—	—	—	$7	—	$7	—	—	—	$7
Gross balance reduction	N/A	N/A	N/A	—	N/A	—	N/A	N/A	N/A
Interest rate reduction and term extension:
Loans modified	—	—	—	$202	—	$202	—	—	—	$202
Average rate reduction	N/A	N/A	N/A	8.75%	N/A	8.75%	N/A	N/A	N/A
Average term extension (months)	N/A	N/A	N/A	6	N/A	6	N/A	N/A	N/A
Principal Balance reduction and term extension:
Loans modified	—	—	—	—	—	—	—	$17	$17	$17
Gross Balance Reduction	N/A	N/A	N/A	N/A	N/A	N/A	N/A	3	3
Average term extension (months)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	60	60
Other(1):
Loans modified	—	—	—	$1	—	$1	—	$132	$132	$133
Total:
Total loans modified	$150	$38	$188	$252	$3	$255	$129	$215	$344	$787
% of total class of receivables	0.11%	0.62%	0.14%	0.33%	0.18%	0.33%	0.35%	0.38%	0.37%	0.25%
__________
(1)Commercial Banking consists of modifications other than interest rate reduction, term extension, or principal balance reduction.

81	Capital One Financial Corporation (COF)

Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Note 1—Summary of Significant Accounting Policies” for additional information on how the allowance for modified loans is calculated for each portfolio segment.

The following table presents FDMs over a rolling 12 month period by delinquency status as of the period ended March 31, 2023.
Table 3.7 Delinquency Status of Loan Modifications to Borrowers Experiencing Financial Difficulty(1)

	Three Months Ended March 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$62	$36	$23	$29	$88	$150
International card businesses	11	5	4	18	27	38
Total credit card	73	41	27	47	115	188
Consumer Banking:
Auto	224	18	7	3	28	252
Retail banking	2	0	0	1	1	3
Total consumer banking	226	18	7	4	29	255
Commercial Banking:
Commercial and multifamily real estate	99	30	0	0	30	129
Commercial and industrial	129	0	0	86	86	215
Total commercial banking	228	30	0	86	116	344
Total	$527	$89	$34	$137	$260	$787
__________
(1)Commitments to lend additional funds on FDMs totaled $26 million as of March 31, 2023.
Subsequent Defaults of Modifications for Borrowers Experiencing Financial Difficulty
FDMs may subsequently enter default. A default occurs if a FDM is either 90 days or more delinquent, has been charged off, or has been reclassified from accrual to nonaccrual status. FDMs that entered default subsequent to their modification were insignificant during the three months ended March 31, 2023. Loans that entered a modification program in any stage of delinquency where the borrower has complied with the modified terms, are included in the aging table above, but are not considered to have subsequently defaulted for purposes of this disclosure. The allowance for any FDMs that have subsequently defaulted is measured using the same methodology as the allowance for loans held for investment. See “Note 1—Summary of Significant Accounting Policies” for additional information.

82	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, and elected the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs, and establishes disclosure requirements, to be applied prospectively, for loans with FDMs.
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the three months ended March 31, 2022.
Table 3.8: Troubled Debt Restructurings(1)

		Three Months Ended March 31, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$62	100%	14.67%	N/A	N/A
International card businesses	34	100	28.00	N/A	N/A
Total credit card	96	100	19.40	N/A	N/A
Consumer Banking:
Auto	239	55	8.80	97%	4
Retail banking	1	N/A	N/A	100	6
Total consumer banking	240	55	8.80	97	4
Commercial Banking:
Commercial and multifamily real estate	131	7	0.59	62	12
Commercial and industrial	38	N/A	N/A	86	10
Total commercial banking	169	6	0.59	68	11
Total	$505
__________
(1)Commitments to lend additional funds on loans modified in TDRs totaled $156 million as of March 31, 2022.
(2)Represents the amortized cost of total loans modified in TDRs at the end of the period in which they were modified. As not every modification type is included in the table above, the total percentage of TDR activity may not add up to 100%. Some loans may receive more than one type of modification.
(3)Due to multiple modification types granted to some troubled borrowers, percentages may total more than 100% for certain loan types.

83	Capital One Financial Corporation (COF)

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
Table 3.9: TDR—Subsequent Defaults

	Three Months Ended March 31, 2022
(Dollars in millions)	Number of Contracts	Amount
Credit Card:
Domestic credit card	6,012	$11
International card businesses	16,507	19
Total credit card	22,519	30
Consumer Banking:
Auto	1,971	33
Retail banking	0	0
Total consumer banking	1,971	33
Commercial Banking:
Commercial and industrial	1	31
Total commercial banking	1	31
Total	24,491	$94
Loans Pledged
We pledged loan collateral of $9.2 billion and $9.8 billion to secure a portion of our FHLB borrowing capacity of $19.7 billion and $19.9 billion as of March 31, 2023 and December 31, 2022, respectively. We also pledged loan collateral of $32.9 billion and $34.1 billion to secure our Federal Reserve Discount Window borrowing capacity of $16.9 billion and $19.7 billion as of March 31, 2023 and December 31, 2022, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2023 and 2022, we converted $183 million and $291 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K for further discussion of the methodology and policy for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.

85	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2023 and 2022. Our allowance for credit losses increased by $1.1 billion to $14.3 billion as of March 31, 2023 from December 31, 2022.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(1)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(1,688)	(531)	(24)	(2,243)
Recoveries(2)	319	224	3	546
Net charge-offs	(1,369)	(307)	(21)	(1,697)
Provision for credit losses	2,261	275	266	2,802
Allowance build (release) for credit losses	892	(32)	245	1,105
Other changes(3)	36	0	0	36
Balance as of March 31, 2023	10,410	2,205	1,703	14,318
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(7)	(7)
Balance as of March 31, 2023	0	0	211	211
Combined allowance and reserve as of March 31, 2023	$10,410	$2,205	$1,914	$14,529

	Three Months Ended March 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(955)	(349)	(17)	(1,321)
Recoveries(2)	348	203	3	554
Net charge-offs	(607)	(146)	(14)	(767)
Provision (benefit) for credit losses	545	130	(27)	648
Allowance build (release) for credit losses	(62)	(16)	(41)	(119)
Other changes(3)	(3)	0	0	(3)
Balance as of March 31, 2022	8,280	1,902	1,126	11,308
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	35	35
Balance as of March 31, 2022	0	0	200	200
Combined allowance and reserve as of March 31, 2022	$8,280	$1,902	$1,326	$11,508
__________
(1)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.

86	Capital One Financial Corporation (COF)

(3)Primarily represents the initial allowance for purchased credit-deteriorated loans and foreign currency translation adjustments. The initial allowance of purchased credit-deteriorated loans was $32 million for the three months ended March 31, 2023.
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective approach, which consists of implementing disclosure requirements prospectively as of the adoption date. The ASU requires public entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases.
We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses in accordance with our accounting policies. For more information, see “Note 1—Summary of Significant Accounting Policies.”
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses.
The table below presents gross charge-offs for loans held for investment by vintage year during the three months ended March 31, 2023.
Table 4.2: Gross Charge-Offs by Vintage Year

	March 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1,569	$18	$1,587
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	97	3	100
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	1,666	21	1,687
Consumer Banking
Auto	$1	$160	$175	$88	$53	$38	$515	0	0	515
Retail Banking	0	0	0	0	0	0	0	16	0	16
Total consumer banking	1	160	175	88	53	38	515	16	0	531
Commercial Banking
Commercial and multifamily real estate	0	4	0	0	14	0	18	0	0	18
Commercial and industrial	2	2	0	0	0	0	4	2	0	6
Total commercial banking	2	6	0	0	14	0	22	2	0	24
Total	$3	$166	$175	$88	$67	$38	$537	$1,684	$21	$2,242

87	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions in net charge-offs and the provision for credit losses. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2022 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2023 and 2022.
Table 4.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Estimated reimbursements from partners, beginning of period	$1,558	$1,450
Amounts due from partners for charged off loans	(201)	(107)
Change in estimated partner reimbursements that decreased/(increased) provision for credit losses(1)	484	23
Estimated reimbursements from partners, end of period	$1,841	$1,366
__________
(1)Includes adjustments for purchased credit-deteriorated (“PCD”) loans acquired in the first quarter of 2023.

88	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2023 and December 31, 2022. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,436	$13,883	$0	$0	$0
Auto loan securitizations	5,711	4,692	0	0	0
Total securitization-related VIEs	28,147	18,575	0	0	0
Other VIEs:(3)
Affordable housing entities	264	14	5,026	1,675	5,026
Entities that provide capital to low-income and rural communities	2,301	10	0	0	0
Other(4)	0	0	396	0	396
Total other VIEs	2,565	24	5,422	1,675	5,422
Total VIEs	$30,712	$18,599	$5,422	$1,675	$5,422

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,620	$13,877	$0	$0	$0
Auto loan securitizations	4,863	4,002	0	0	0
Total securitization-related VIEs	28,483	17,879	0	0	0

89	Capital One Financial Corporation (COF)

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Other VIEs:(3)
Affordable housing entities	261	19	4,944	1,596	4,944
Entities that provide capital to low-income and rural communities	2,301	10	0	0	0
Other(4)	0	0	337	0	337
Total other VIEs	2,562	29	5,281	1,596	5,281
Total VIEs	$31,045	$17,908	$5,281	$1,596	$5,281
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.3 billion of assets and $704 million of liabilities as of March 31, 2023, and $2.3 billion of assets and $616 million of liabilities as of December 31, 2022.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to government-sponsored enterprises (“GSEs”) who may, in turn, securitize them. We retain the related mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either solely invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and ourselves. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 13—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 6—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

90	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2023 and December 31, 2022.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
March 31, 2023:
Securities held by third-party investors	$13,128	$4,685
Receivables in the trusts	23,255	5,488
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2022:
Securities held by third-party investors	$12,976	$3,997
Receivables in the trusts	24,367	4,682
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the first three months ended March 31, 2023 and 2022, we recognized amortization of $170 million and $161 million, respectively, and tax credits of $177 million and $250 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.0 billion and $4.9 billion as of March 31, 2023 and December 31, 2022, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded

91	Capital One Financial Corporation (COF)

commitments was $1.9 billion and $1.8 billion as of March 31, 2023 and December 31, 2022 respectively, and is largely expected to be paid from 2023 to 2025.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.0 billion and $4.9 billion as of March 31, 2023 and December 31, 2022, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $12.8 billion and $12.5 billion as of March 31, 2023 and December 31, 2022, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.3 billion as of both March 31, 2023 and December 31, 2022, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $396 million and $337 million as of March 31, 2023 and December 31, 2022, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

92	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of March 31, 2023 and December 31, 2022. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	March 31, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,779	N/A	$14,779
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(37)	332
Other(1)	164	(129)	35
Total other intangible assets	533	(166)	367
Total goodwill and other intangible assets	$15,312	$(166)	$15,146
Commercial MSRs(2)	$658	$(233)	$425

	December 31, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,777	N/A	$14,777
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	147	$(26)	121
Other(1)	195	(157)	38
Total other intangible assets	342	(183)	159
Total goodwill and other intangible assets	$15,119	$(183)	$14,936
Commercial MSRs(2)	$660	$(223)	$437
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $14 million for both the three months ended March 31, 2023 and 2022.
Goodwill
The following table presents changes in carrying amount of goodwill by each of our business segments as of March 31, 2023 and December 31, 2022.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2022	$5,078	$4,645	$5,054	$14,777
Other adjustments(1)	2	0	0	2
Balance as of March 31, 2023	$5,080	$4,645	$5,054	$14,779
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments on prior period acquisitions.

93	Capital One Financial Corporation (COF)

NOTE 7—DEPOSITS AND BORROWINGS
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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2023 and December 31, 2022. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2023	December 31, 2022
Deposits:
Non-interest-bearing deposits	$31,186	$32,203
Interest-bearing deposits(1)	318,641	300,789
Total deposits	$349,827	$332,992
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$542	$883
Total short-term borrowings	$542	$883

	March 31, 2023				December 31, 2022
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2023-2028	0.32% - 5.38%	2.80%	$17,813	$16,973
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2023-2034	0.80 - 5.82	3.63	25,429	24,134
Floating unsecured senior debt	2024-2025	5.51 - 6.17	5.69	1,247	1,597
Total unsecured senior debt			3.72	26,676	25,731
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,722	5,095
Total senior and subordinated notes				30,398	30,826
Other long-term borrowings:
Finance lease liabilities	2023-2031	0.35 - 9.91	5.76	24	33
Total other long-term borrowings				24	33
Total long-term debt				$48,235	$47,832
Total short-term borrowings and long-term debt				$48,777	$48,715
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of March 31, 2023, time deposits greater than the insured amount was $14.0 billion and the portion of the deposits uninsured was estimated to be $9.9 billion. As of December 31, 2022, time deposits greater than the insured amount was $6.1 billion and the portion of the deposits uninsured was estimated to be $2.0 billion.
(2)Includes $1.2 billion of Euro (“EUR”) denominated unsecured notes as of both March 31, 2023 and December 31, 2022.

94	Capital One Financial Corporation (COF)

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
We also offer interest rate, commodity, foreign currency derivatives and other contracts as an accommodation to our customers within our Commercial Banking business. We enter into these derivatives with our customers primarily to help them manage their interest rate risks, hedge their energy and other commodities exposures, and manage foreign currency fluctuations. We offset the substantial majority of the market risk exposure of our customer accommodation derivatives through derivative transactions with other counterparties.
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

95	Capital One Financial Corporation (COF)

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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting agreements, where applicable, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. We exchange collateral in two primary forms: variation margin, which mitigates the risk of changes in value due to daily market movements and is exchanged daily, and initial margin, which mitigates the risk of potential future exposure of a derivative and is exchanged at the outset of a transaction and adjusted daily. We exchange variation margin and initial margin on our cleared derivatives. For uncleared bilateral derivatives executed after September 1, 2021 and in scope for initial margin, we exchange variation margin and initial margin.
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

96	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2023 and December 31, 2022, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2023			December 31, 2022
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$62,922	$105	$5	$60,956	$3	$53
Cash flow hedges	41,600	93	3	30,350	0	451
Total interest rate contracts	104,522	198	8	91,306	3	504
Foreign exchange contracts:
Fair value hedges	1,355	0	176	1,338	0	211
Cash flow hedges	2,175	5	22	2,175	4	14
Net investment hedges	4,191	53	106	4,147	78	91
Total foreign exchange contracts	7,721	58	304	7,660	82	316
Total derivatives designated as accounting hedges	112,243	256	312	98,966	85	820
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	94,041	1,101	1,551	91,601	1,140	1,873
Commodity contracts	29,521	1,187	1,239	28,935	1,756	1,738
Foreign exchange and other contracts	5,115	62	60	4,926	74	78
Total customer accommodation	128,677	2,350	2,850	125,462	2,970	3,689
Other interest rate exposures(2)	2,037	36	27	1,135	34	22
Other contracts	2,396	10	11	2,238	9	19
Total derivatives not designated as accounting hedges	133,110	2,396	2,888	128,835	3,013	3,730
Total derivatives	$245,353	$2,652	$3,200	$227,801	$3,098	$4,550
Less: netting adjustment(3)		(1,026)	(636)		(1,134)	(1,235)
Total derivative assets/liabilities		$1,626	$2,564		$1,964	$3,315
__________
(1)Does not reflect $3 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2023 and December 31, 2022, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

97	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2023 and December 31, 2022.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2023			December 31, 2022
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$4,019	$(49)	$182	$3,983	$(80)	$200
Interest-bearing deposits	(17,556)	320	(1)	(17,280)	500	(1)
Securitized debt obligations	(12,073)	599	0	(11,921)	748	0
Senior and subordinated notes	(28,151)	1,190	(492)	(24,544)	1,542	(527)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $239 million and $236 million as of March 31, 2023 and December 31, 2022, respectively. The amount of the designated hedged items was $225 million as of both March 31, 2023 and December 31, 2022. The cumulative basis adjustments associated with these hedges was $10 million and $13 million as of March 31, 2023 and December 31, 2022, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2023 and December 31, 2022. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

98	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of March 31, 2023
Derivative assets(1)	$2,652	$(410)	$(616)	$1,626	$(89)	$1,537
As of December 31, 2022
Derivative assets(1)	3,098	(759)	(375)	1,964	(96)	1,868

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of March 31, 2023
Derivative liabilities(1)	$3,200	$(410)	$(226)	$2,564	$(77)	$2,487
Repurchase agreements(2)	542	0	0	542	(542)	0
As of December 31, 2022
Derivative liabilities(1)	4,550	(759)	(476)	3,315	(85)	3,230
Repurchase agreements(2)	883	0	0	883	(883)	0
__________
(1)We received cash collateral from derivative counterparties totaling $908 million and $608 million as of March 31, 2023 and December 31, 2022, respectively. We also received securities from derivative counterparties with a fair value of approximately $79 million and $82 million as of March 31, 2023 and December 31, 2022, respectively, which we have the ability to re-pledge. We posted $2.0 billion and $2.3 billion of cash collateral as of March 31, 2023 and December 31, 2022, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $553 million and $900 million as of March 31, 2023 and December 31, 2022, respectively, primarily consisting of agency RMBS securities.

99	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2023 and 2022.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$615	$8,723	$416	$(1,856)	$(211)	$(489)	$199
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$33	$0	$0	$(78)	$(84)	$(220)	$0
Gains (losses) recognized on derivatives	(49)	0	0	178	148	387	17
Gains (losses) recognized on hedged items(1)	31	0	0	(180)	(149)	(355)	(17)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$15	$0	$0	$(80)	$(85)	$(189)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(262)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(262)	$3	$0	$0	$0	$0

100	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$402	$6,367	$15	$(218)	$(29)	$(131)	$343
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(8)	$0	$0	$21	$27	$38	$0
Gains (losses) recognized on derivatives	175	0	0	(115)	(305)	(856)	(38)
Gains (losses) recognized on hedged items(1)	(201)	0	0	115	303	896	38
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(34)	$0	$0	$21	$25	$77	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$127	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	0	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$127	$0	$0	$0	$0	$0

_________
(1)Includes amortization benefit of $15 million and $17 million for the three months ended March 31, 2023 and 2022, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $8 million and $13 million for the three months ended March 31, 2023, and 2022, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings a net after-tax loss of $765 million recorded in AOCI as of March 31, 2023 associated with cash flow hedges of forecasted transactions. This amount will offset the cash flows associated with hedged forecasted transactions. The maximum length of time over which forecasted transactions were hedged was approximately 9 years as of March 31, 2023. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

101	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2023 and 2022. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$8	$9
Commodity contracts	8	6
Foreign exchange and other contracts	3	1
Total customer accommodation	19	16
Other interest rate exposures	52	26
Other contracts	(5)	2
Total	$66	$44

102	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of March 31, 2023 and December 31, 2022.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2023	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2023	December 31, 2022
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
__________
(1)Except for Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

103	Capital One Financial Corporation (COF)

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.
The following table presents the changes in AOCI by component for the three months ended March 31, 2023, and 2022.
Table 9.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	962	198	13	0	1,173
Amounts reclassified from AOCI into earnings	0	203	0	0	203
Other comprehensive income (loss), net of tax	962	401	13	0	1,376
AOCI as of March 31, 2023	$(6,714)	$(1,781)	$(7)	$(38)	$(8,540)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(3,253)	(1,123)	(5)	0	(4,381)
Amounts reclassified from AOCI into earnings	0	(86)	0	0	(86)
Other comprehensive income (loss), net of tax	(3,253)	(1,209)	(5)	0	(4,467)
AOCI as of March 31, 2022	$(2,956)	$(1,091)	$(26)	$(20)	$(4,093)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive loss of $38 million and gain of $48 million for the three months ended March 31, 2023 and 2022, respectively, from hedging instruments designated as net investment hedges.

104	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2023 and 2022.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2023	2022
Securities available for sale:
	Non-interest income (loss)	$0	$0
	Income tax provision (benefit)	0	0
	Net income (loss)	0	0
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(262)	127
Foreign exchange contracts:	Interest income	3	0
	Interest expense	(1)	(1)
	Non-interest income (loss)	(8)	(13)
	Income (loss) from continuing operations before income taxes	(268)	113
	Income tax provision (benefit)	(65)	27
	Net income (loss)	(203)	86
Other:
	Non-interest income and non-interest expense	0	0
	Income tax provision (benefit)	0	0
	Net income	0	0
Total reclassifications		$(203)	$86
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2023 and 2022.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$1,267	$305	$962	$(4,287)	$(1,034)	$(3,253)
Net unrealized gains (losses) on hedging relationships	528	127	401	(1,593)	(384)	(1,209)
Foreign currency translation adjustments(1)	1	(12)	13	10	15	(5)
Other comprehensive income (loss)	$1,796	$420	$1,376	$(5,870)	$(1,403)	$(4,467)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

105	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2023	2022
Net income	$960	$2,403
Dividends and undistributed earnings allocated to participating securities	(16)	(28)
Preferred stock dividends	(57)	(57)
Net income available to common stockholders	$887	$2,318

Total weighted-average basic common shares outstanding	382.6	410.4
Effect of dilutive securities:(1)
Stock options	0.1	0.5
Other contingently issuable shares	1.1	1.3
Total effect of dilutive securities	1.2	1.8
Total weighted-average diluted common shares outstanding	383.8	412.2
Basic earnings per common share:
Net income per basic common share	$2.32	$5.65
Diluted earnings per common share:(1)
Net income per diluted common share	$2.31	$5.62
__________
(1)Excluded from the computation of diluted earnings per share were awards of 40 thousand shares and no awards for the three months ended March 31, 2023 and 2022, respectively, because their inclusion would be anti-dilutive. There were no anti-dilutive stock options for the three months ended March 31, 2023 or 2022.

106	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Fair Value Measurement” in our 2022 Form 10-K.

107	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,163	$0	$0	—	$5,163
RMBS	0	66,104	247	—	66,351
CMBS	0	8,284	145	—	8,429
Other securities	188	1,794	0	—	1,982
Total securities available for sale	5,351	76,182	392	—	81,925
Loans held for sale	0	358	0	—	358
Other assets:
Derivative assets(2)	523	1,292	837	$(1,026)	1,626
Other(3)	520	4	36	—	560
Total assets	$6,394	$77,836	$1,265	$(1,026)	$84,469
Liabilities:
Other liabilities:
Derivative liabilities(2)	$526	$1,855	$819	$(636)	$2,564
Total liabilities	$526	$1,855	$819	$(636)	$2,564

	December 31, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,041	$0	$0	—	$5,041
RMBS	0	62,353	236	—	62,589
CMBS	0	7,728	142	—	7,870
Other securities	186	1,233	0	—	1,419
Total securities available for sale	5,227	71,314	378	—	76,919
Loans held for sale	0	191	0	—	191
Other assets:
Derivative assets(2)	474	2,545	79	$(1,134)	1,964
Other(3)	464	3	36	—	503
Total assets	$6,165	$74,053	$493	$(1,134)	$79,577
Liabilities:
Other liabilities:
Derivative liabilities(2)	$823	$3,653	$74	$(1,235)	$3,315
Total liabilities	$823	$3,653	$74	$(1,235)	$3,315
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $3 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2023 and December 31, 2022, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

108	Capital One Financial Corporation (COF)

(3)As of March 31, 2023 and December 31, 2022, other includes retained interests in securitizations of $36 million and $36 million, deferred compensation plan assets of $515 million and $453 million, and equity securities of $9 million (including unrealized gain of $0 million) and $14 million (including unrealized losses of $23 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2023
Securities available for sale:(2)
RMBS	$236	$1	$3	$0	$0	$0	$(5)	$34	$(22)	$247	$2
CMBS	142	0	5	0	0	0	(2)	0	0	145	0
Total securities available for sale	378	1	8	0	0	0	(7)	34	(22)	392	2
Other assets:
Retained interests in securitizations	36	0	0	0	0	0	0	0	0	36	0
Net derivative assets (liabilities)(3)(4)	5	(5)	0	0	0	104	12	(97)	(1)	18	4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2022
Securities available for sale:(2)
RMBS	$258	$10	$(12)	$0	$0	$0	$(28)	$12	$(29)	$211	$3
CMBS	9	0	0	0	0	0	(1)	13	0	21	(1)
Total securities available for sale	267	10	(12)	0	0	0	(29)	25	(29)	232	2
Other assets:
Retained interests in securitizations	41	(2)	0	0	0	0	0	0	0	39	(2)
Net derivative assets (liabilities)(3)	19	5	0	0	0	28	(2)	(28)	0	22	1
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

(2)Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2023 were $8 million. Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of March 31, 2022 were $7 million.
(3)Includes derivative assets and liabilities of $837 million and $819 million, respectively, as of March 31, 2023 and $202 million and $180 million, respectively, as of March 31, 2022.
(4)Transfers into Level 3 primarily consist of term SOFR indexed interest rate derivatives.
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
Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$247	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	4-17% 1-15% 0-11% 30-80%	6% 8% 2% 57%
CMBS	145	Discounted cash flows (vendor pricing)	Yield	4-6%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	32-45 9-16% 5-8% 2% 45-163%	N/A
Net derivative assets (liabilities)	18	Discounted cash flows	Swap rates	3-5%	3%

110	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$236	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-12% 4-20% 0-11% 30-80%	7% 8% 2% 58%
CMBS	142	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-43 9-18% 4-7% 1% 62-291%	N/A
Net derivative assets (liabilities)	5	Discounted cash flows	Swap rates	3-4%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2023 and December 31, 2022, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	March 31, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$204	$204
Other assets(1)	0	51	51
Total	$0	$255	$255

	December 31, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$284	$284
Loans held for sale	11	0	11
Other assets(1)	0	220	220
Total	$11	$504	$515
__________
(1)As of March 31, 2023, other assets included investments accounted for under measurement alternative of $6 million and repossessed assets of $45 million. As of December 31, 2022, other assets included investments accounted for under measurement alternative of $4 million, cost method investments of $3 million, repossessed assets of $55 million and long-lived assets held for sale and right-of-use assets totaling $158 million.

111	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 25%, and from 0% to 43%, with a weighted average of 20%, as of March 31, 2023 and December 31, 2022, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2023 and 2022.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Loans held for investment	$(105)	$(14)
Other assets(1)	(37)	(19)
Total	$(142)	$(33)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Table 11.6: Fair Value of Financial Instruments

	March 31, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,513	$46,513	$3,347	$43,166	$0
Restricted cash for securitization investors	460	460	460	0	0
Net loans held for investment	294,518	300,206	0	0	300,206
Loans held for sale	5	5	0	5	0
Interest receivable	2,250	2,250	0	2,250	0
Other investments(1)	1,327	1,327	0	1,327	0
Financial liabilities:
Deposits with defined maturities	76,044	75,495	0	75,495	0
Securitized debt obligations	17,813	17,737	0	17,737	0
Senior and subordinated notes	30,398	29,585	0	29,585	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	542	542	0	542	0
Interest payable	621	621	0	621	0

112	Capital One Financial Corporation (COF)

	December 31, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,856	$30,856	$5,193	$25,663	$0
Restricted cash for securitization investors	400	400	400	0	0
Net loans held for investment	299,091	302,920	0	0	302,920
Loans held for sale	11	11	0	11	0
Interest receivable	2,104	2,104	0	2,104	0
Other investments(1)	1,326	1,326	0	1,326	0
Financial liabilities:
Deposits with defined maturities	45,858	45,531	0	45,531	0
Securitized debt obligations	16,973	16,918	0	16,918	0
Senior and subordinated notes	30,826	30,744	0	30,744	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	883	0	883	0
Interest payable	527	527	0	527	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

113	Capital One Financial Corporation (COF)

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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenue and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rate. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers” in our 2022 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three months ended March 31, 2023 and 2022, selected balance sheet data as of March 31, 2023 and 2022, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

114	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$4,657	$2,360	$648	$(479)	$7,186
Non-interest income	1,363	135	212	7	1,717
Total net revenue (loss)(2)	6,020	2,495	860	(472)	8,903
Provision (benefit) for credit losses	2,261	275	259	0	2,795
Non-interest expense	3,038	1,283	530	94	4,945
Income (loss) from continuing operations before income taxes	721	937	71	(566)	1,163
Income tax provision (benefit)	172	221	17	(207)	203
Income (loss) from continuing operations, net of tax	$549	$716	$54	$(359)	$960
Loans held for investment	$137,142	$78,151	$93,543	$0	$308,836
Deposits	0	291,163	38,380	20,284	349,827

	Three Months Ended March 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,839	$2,113	$607	$(162)	$6,397
Non-interest income (loss)	1,458	105	277	(64)	1,776
Total net revenue (loss)(2)	5,297	2,218	884	(226)	8,173
Provision (benefit) for credit losses	545	130	8	(6)	677
Non-interest expense	2,783	1,236	488	44	4,551
Income (loss) from continuing operations before income taxes	1,969	852	388	(264)	2,945
Income tax provision (benefit)	469	202	92	(221)	542
Income (loss) from continuing operations, net of tax	$1,500	$650	$296	$(43)	$2,403
Loans held for investment	$113,962	$80,330	$86,174	$0	$280,466
Deposits	0	258,359	45,232	9,838	313,429
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $405 million and $192 million in the first quarters of 2023 and 2022, respectively, for credit card finance charges and fees charged off as uncollectible.

115	Capital One Financial Corporation (COF)

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2023 and 2022.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended March 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,025	$86	$27	$1	$1,139
Service charges and other customer-related fees	0	21	40	(1)	60
Other	55	19	5	0	79
Total contract revenue (loss)	1,080	126	72	0	1,278
Revenue from other sources	283	9	140	7	439
Total non-interest income	$1,363	$135	$212	$7	$1,717

	Three Months Ended March 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$937	$71	$24	$1	$1,033
Service charges and other customer-related fees	0	26	65	(1)	90
Other	95	17	(2)	0	110
Total contract revenue	1,032	114	87	0	1,233
Revenue (reduction) from other sources	426	(9)	190	(64)	543
Total non-interest income (loss)	$1,458	$105	$277	$(64)	$1,776
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2023 and December 31, 2022. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Credit card lines	$377,423	$359,507	N/A	N/A
Other loan commitments(1)	46,147	48,405	$141	$176
Standby letters of credit and commercial letters of credit(2)	1,434	1,402	24	28
Total unfunded lending commitments	$425,004	$409,314	$165	$204
__________
(1)Includes $4.0 billion and $4.4 billion of advised lines of credit as of March 31, 2023 and December 31, 2022, respectively.
(2)These financial guarantees have expiration dates that range from 2023 to 2027 as of March 31, 2023.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $138 million and $82 million as of March 31, 2023 and December 31, 2022, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2023 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Cybersecurity Incident
On July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems. This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “Cybersecurity Incident”). As a result of the Cybersecurity Incident, we have been subject to numerous legal proceedings and other inquiries and could be the subject of additional proceedings and inquiries in the future.
Consumer class actions. We were named as a defendant in 5 putative consumer class action cases in Canadian courts alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec, which would allow the case to proceed with discovery on a classwide basis under Canadian law. The preliminary certification decision has been appealed, and preliminary class certification proceedings are continuing in parallel in three other Canadian provinces (Ontario, Quebec, and Alberta).
Governmental inquiries. In August 2020, we entered into consent orders with the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing

118	Capital One Financial Corporation (COF)

enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022.
Walmart Litigation
On April 7, 2023, Walmart filed a lawsuit in the Southern District of New York seeking a declaratory judgment that it has the contractual right to early termination of the credit card partnership agreement under which we are the exclusive issuer of Walmart’s private label and co-branded credit card program in the U.S. and share in certain related economics. On May 2, 2023, Walmart filed an amended complaint in which it also alleges breach of contract and seeks damages caused by any delay in termination. On May 4, 2023, we filed an Answer and Counterclaim to Walmart’s amended complaint, denying that Walmart has any right to terminate the partnership and alleging that Walmart has breached its contractual obligations to Capital One.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk Profile.”
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2023 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

120	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the first quarter of 2023. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
January	499,636	$100.07	499,636	$5,136
February	1,097,213	115.01	424,802	5,087
March	690,356	101.94	513,047	5,036
Total	2,287,205	107.80	1,437,485
__________
(1)In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. There were 672,411 and 177,309 shares withheld in February and March, respectively, to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “Part I—Item 2.MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
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
10.1+
Form of Restricted Stock Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.21 of the Annual Report on Form 10-K, filed on February 24, 2023).

10.2+
Performance Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Sixth Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.22 of the Annual Report on Form 10-K, filed on February 24, 2023).

10.3+
Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Sixth Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.23 of the Annual Report on Form 10-K, filed on February 24, 2023).

10.4+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Sixth Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.24 of the Annual Report on Form 10-K, filed on February 24, 2023).

10.5+
Form of Performance Unit Award Agreements granted to our executive officers under the Sixth Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.25 of the Annual Report on Form 10-K, filed on February 24, 2023).

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

122	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 5, 2023	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

123	Capital One Financial Corporation (COF)