Form 10-Q
period 2023-06-30
CAPITAL ONE FINANCIAL CORP
filed 2023-07-27
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of June 30, 2023, there were 381,441,449 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K (“2022 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2023 included in this Report.

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
As of June 30, 2023, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”). The Company is hereafter collectively referred to as “we,” “us” or “our.” References to the “Bank” shall mean and refer to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2023 and 2022 and selected comparative balance sheet data as of June 30, 2023 and December 31, 2022. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2023	2022	Change	2023	2022	Change
Income statement
Net interest income	$7,113	$6,517	9%	$14,299	$12,914	11%
Non-interest income	1,899	1,715	11	3,616	3,491	4
Total net revenue	9,012	8,232	9	17,915	16,405	9
Provision for credit losses	2,490	1,085	129	5,285	1,762	200
Non-interest expense:
Marketing	886	1,003	(12)	1,783	1,921	(7)
Operating expense	3,908	3,580	9	7,956	7,213	10
Total non-interest expense	4,794	4,583	5	9,739	9,134	7
Income from continuing operations before income taxes	1,728	2,564	(33)	2,891	5,509	(48)
Income tax provision	297	533	(44)	500	1,075	(53)
Net income	1,431	2,031	(30)	2,391	4,434	(46)
Dividends and undistributed earnings allocated to participating securities	(23)	(25)	(8)	(39)	(53)	(26)
Preferred stock dividends	(57)	(57)	—	(114)	(114)	—
Net income available to common stockholders	$1,351	$1,949	(31)	$2,238	$4,267	(48)
Common share statistics
Basic earnings per common share:
Net income per basic common share	$3.53	$4.98	(29)%	$5.85	$10.65	(45)%
Diluted earnings per common share:
Net income per diluted common share	$3.52	$4.96	(29)%	$5.83	$10.61	(45)%
Weighted-average common shares outstanding (in millions):
Basic	382.8	391.2	(2)%	382.7	400.8	(5)%
Diluted	383.7	392.6	(2)	383.8	402.3	(5)
Common shares outstanding (period-end, in millions)	381.4	383.8	(1)	381.4	383.8	(1)
Dividends declared and paid per common share	$0.60	$0.60	—	$1.20	$1.20	—
Tangible book value per common share (period-end)(1)	90.07	87.84	3	90.07	87.84	3

6	Capital One Financial Corporation (COF)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2023	2022	Change	2023	2022	Change
Balance sheet (average balances)
Loans held for investment	$309,655	$286,110	8%	$308,711	$280,756	10%
Interest-earning assets	439,139	398,934	10	437,180	396,521	10
Total assets	466,652	435,327	7	464,459	432,806	7
Interest-bearing deposits	313,207	268,104	17	311,010	269,953	15
Total deposits	343,678	305,954	12	341,910	307,765	11
Borrowings	48,468	53,208	(9)	48,243	47,773	1
Common equity	50,511	49,319	2	50,221	51,940	(3)
Total stockholders’ equity	55,357	54,165	2	55,066	56,786	(3)
Selected performance metrics
Purchase volume	$157,937	$148,491	6%	$299,595	$282,153	6%
Total net revenue margin(2)	8.21%	8.25%	(4) bps	8.20%	8.27%	(7) bps
Net interest margin	6.48	6.54	(6)	6.54	6.51	3
Return on average assets(3)	1.23	1.87	(64)	1.03	2.05	(102)
Return on average tangible assets(4)	1.27	1.93	(66)	1.06	2.12	(106)
Return on average common equity(5)	10.70	15.81	(511)	8.91	16.43	(752)
Return on average tangible common equity(6)	15.30	22.63	(733)	12.74	23.03	(1,029)
Equity-to-assets ratio(7)	11.86	12.44	(58)	11.86	13.12	(126)
Efficiency ratio(8)	53.20	55.67	(247)	54.36	55.68	(132)
Operating efficiency ratio(9)	43.36	43.49	(13)	44.41	43.97	44
Effective income tax rate from continuing operations	17.2	20.8	(360)	17.3	19.5	(220)
Net charge-offs	$2,185	$845	159%	$3,882	$1,612	141%
Net charge-off rate	2.82%	1.18%	164bps	2.52%	1.15%	137bps

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022	Change
Balance sheet (period-end)
Loans held for investment	$311,323	$312,331	—
Interest-earning assets	441,250	427,248	3%
Total assets	467,800	455,249	3
Interest-bearing deposits	314,393	300,789	5
Total deposits	343,705	332,992	3
Borrowings	50,258	48,715	3
Common equity	49,713	47,737	4
Total stockholders’ equity	54,559	52,582	4
Credit quality metrics
Allowance for credit losses	$14,646	$13,240	11%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.70%	4.24%	46bps
30+ day performing delinquency rate	3.08	2.96	12
30+ day delinquency rate	3.36	3.21	15
Capital ratios
Common equity Tier 1 capital(10)	12.7%	12.5%	20bps
Tier 1 capital(10)	14.0	13.9	10

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022	Change
Total capital(10)	16.0	15.8	20bps
Tier 1 leverage(10)	11.0	11.1	(10)
Tangible common equity(11)	7.6	7.5	10
Supplementary leverage(10)	9.4	9.5	(10)
Other
Employees (period end, in thousands)	55.6	56.0	(1)%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $1.4 billion ($3.52 per diluted common share) on total net revenue of $9.0 billion and net income of $2.4 billion ($5.83 per diluted common share) on total net revenue of $17.9 billion for the second quarter and first six months of 2023, respectively. In comparison, we reported net income of $2.0 billion ($4.96 per diluted common share) on total net revenue of $8.2 billion and net income of $4.4 billion ($10.61 per diluted common share) on total net revenue of $16.4 billion for the second quarter and first six months of 2022, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III standardized approach was 12.7% and 12.5% as of June 30, 2023 and December 31, 2022, respectively. See “Capital Management” for additional information.
In the second quarter of 2023, we declared and paid common stock dividends of $233 million and repurchased $150 million of shares of our common stock. During the first six months of 2023, we declared and paid common stock dividends of $470 million and repurchased $300 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2023. These highlights are based on a comparison between the results of the second quarter and first six months of 2023 and 2022, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2023 compared to December 31, 2022. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $600 million to $1.4 billion in the second quarter of 2023 compared to the second quarter of 2022 and decreased by $2.0 billion to $2.4 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by:
◦Higher provision for credit losses primarily driven by higher net charge-offs due to continued credit normalization and an allowance build in our credit card loan portfolio, compared to allowance releases in our credit card loan portfolio in the second quarter and first six months of 2022.
◦Higher non-interest expense primarily driven by increased salaries and associate benefits.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher average loan balances in our credit card loan portfolio.
•Loans Held for Investment:
◦Period-end loans held for investment remained substantially flat at $311.3 billion as of June 30, 2023 compared to December 31, 2022.
◦Average loans held for investment increased by $23.5 billion to $309.7 billion in the second quarter of 2023 compared to the second quarter of 2022 and increased by $28.0 billion to $308.7 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 164 basis points (“bps”) to 2.82% in the second quarter of 2023 compared to the second quarter of 2022 and increased by 137 bps to 2.52% in the first six months of 2023 compared to the first six months of 2022 primarily driven by continued credit normalization in our credit card and auto loan portfolios, as well as higher losses in our commercial office real estate portfolio.

9	Capital One Financial Corporation (COF)

◦Our 30+ day delinquency rate increased by 15 bps to 3.36% as of June 30, 2023 from December 31, 2022 primarily driven by continued credit normalization in our credit card loan portfolio, partially offset by seasonally lower auto delinquency inventories.
•Allowance for Credit Losses: Our allowance for credit losses increased by $1.4 billion to $14.6 billion and our allowance coverage ratio increased by 46 bps to 4.70% as of June 30, 2023 compared to December 31, 2022.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2023 and 2022. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2023 and 2022 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$138,762	$6,302	18.17%	$115,835	$4,413	15.24%
Consumer banking	77,699	1,486	7.65	81,096	1,433	7.07
Commercial banking(3)	93,874	1,580	6.74	90,203	716	3.17
Other(4)	—	(311)	**	—	43	**
Total loans, including loans held for sale	310,335	9,057	11.67	287,134	6,605	9.20
Investment securities	89,994	639	2.84	92,062	435	1.89
Cash equivalents and other interest-earning assets	38,810	470	4.84	19,738	55	1.10
Total interest-earning assets	439,139	10,166	9.26	398,934	7,095	7.11
Cash and due from banks	3,928			5,162
Allowance for credit losses	(14,323)			(11,303)
Premises and equipment, net	4,369			4,262
Other assets	33,539			38,272
Total assets	$466,652			$435,327
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$313,207	$2,277	2.91%	$268,104	$293	0.44%
Securitized debt obligations	17,771	236	5.31	15,041	65	1.73
Senior and subordinated notes	30,161	528	7.00	28,919	194	2.68
Other borrowings and liabilities	2,419	12	1.95	10,922	26	0.98
Total interest-bearing liabilities	363,558	3,053	3.36	322,986	578	0.72
Non-interest-bearing deposits	30,471			37,850
Other liabilities	17,266			20,326
Total liabilities	411,295			381,162
Stockholders’ equity	55,357			54,165
Total liabilities and stockholders’ equity	$466,652			$435,327
Net interest income/spread		$7,113	5.90		$6,517	6.40
Impact of non-interest-bearing funding			0.58			0.14
Net interest margin			6.48%			6.54%

11	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$136,727	$12,355	18.07%	$115,007	$8,687	15.11%
Consumer banking	78,346	2,947	7.52	79,957	2,844	7.11
Commercial banking(3)	94,158	3,068	6.52	88,136	1,287	2.92
Other(4)	—	(590)	**	—	154	**
Total loans, including loans held for sale	309,231	17,780	11.50	283,100	12,972	9.16
Investment securities	89,977	1,254	2.79	93,374	837	1.79
Cash equivalents and other interest-earning assets	37,972	886	4.67	20,047	70	0.69
Total interest-earning assets	437,180	19,920	9.11	396,521	13,879	7.00
Cash and due from banks	4,028			5,206
Allowance for credit losses	(13,766)			(11,365)
Premises and equipment, net	4,359			4,248
Other assets	32,658			38,196
Total assets	$464,459			$432,806
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$311,010	$4,133	2.66%	$269,953	$511	0.38%
Securitized debt obligations	17,512	447	5.10	14,394	94	1.31
Senior and subordinated notes	30,149	1,017	6.75	27,707	325	2.34
Other borrowings and liabilities	2,377	24	2.01	7,298	35	0.98
Total interest-bearing liabilities	361,048	5,621	3.11	319,352	965	0.60
Non-interest-bearing deposits	30,900			37,812
Other liabilities	17,445			18,856
Total liabilities	409,393			376,020
Stockholders’ equity	55,066			56,786
Total liabilities and stockholders’ equity	$464,459			$432,806
Net interest income/spread		$14,299	6.00		$12,914	6.40
Impact of non-interest-bearing funding			0.54			0.11
Net interest margin			6.54%			6.51%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $526 million and $1.0 billion in the second quarter and first six months of 2023, respectively, and $439 million and $877 million in the second quarter and first six months of 2022, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $19 million and $37 million in the second quarter and first six months of 2023, respectively, and $18 million and $36 million in the the second quarter and first six months of 2022, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.

12	Capital One Financial Corporation (COF)

Net interest income increased by $596 million to $7.1 billion in the second quarter of 2023 compared to the second quarter of 2022 and increased by $1.4 billion to $14.3 billion in the first six months of 2023 compared to the first six months of 2022, primarily driven by higher asset yields and higher average loan balances in our credit card loan portfolio.
Net interest margin remained substantially flat at 6.48% in the second quarter of 2023 compared to the second quarter of 2022 and 6.54% in the first six months of 2023 compared to the first six months of 2022.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,889	$951	$938	$3,668	$1,785	$1,883
Consumer banking	53	(60)	113	103	(57)	160
Commercial banking(2)	864	30	834	1,781	93	1,688
Other(3)	(354)	—	(354)	(744)	—	(744)
Total loans, including loans held for sale	2,452	921	1,531	4,808	1,821	2,987
Investment securities	204	(10)	214	417	(31)	448
Cash equivalents and other interest-earning assets	415	76	339	816	90	726
Total interest income	3,071	987	2,084	6,041	1,880	4,161
Interest expense:
Interest-bearing deposits	1,984	56	1,928	3,622	88	3,534
Securitized debt obligations	171	13	158	353	24	329
Senior and subordinated notes	334	9	325	692	31	661
Other borrowings and liabilities	(14)	(20)	6	(11)	(24)	13
Total interest expense	2,475	58	2,417	4,656	119	4,537
Net interest income	$596	$929	$(333)	$1,385	$1,761	$(376)
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

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2023 and 2022.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Interchange fees, net	$1,213	$1,201	$2,352	$2,234
Service charges and other customer-related fees	411	415	790	815
Other(1)(2)	275	99	474	442
Total non-interest income	$1,899	$1,715	$3,616	$3,491
________
(1)Primarily consists of revenue from Capital One Shopping, our credit card partnership agreements, commercial mortgage banking revenue and treasury and other investment income.
(2)Includes gains of $25 million and $49 million on deferred compensation plan investments in the second quarter and first six months of 2023, respectively, and losses of $62 million and $87 million on deferred compensation plan investments in the second quarter and first six months of 2022, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $184 million to $1.9 billion primarily driven by gains on deferred compensation plan investments in the second quarter of 2023 compared to losses in the second quarter of 2022. Non-interest income increased by $125 million to $3.6 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by higher net interchange fees due to an increase in purchase volume and gains on our deferred compensation plan investments, offset by the absence of the gain on the sale of partnership loan portfolios in 2022.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $1.4 billion to $2.5 billion in the second quarter of 2023 and increased by $3.5 billion to $5.3 billion in the first six months of 2023 primarily driven by higher net charge-offs due to continued credit normalization and an allowance build in our credit card loan portfolio, compared to allowance releases in our credit card loan portfolio in the second quarter and first six months of 2022.
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

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2023 and 2022.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Operating Expense:
Salaries and associate benefits(1)	$2,317	$1,946	$4,744	$3,972
Occupancy and equipment	506	481	1,014	994
Professional services	290	458	614	855
Communications and data processing	344	339	694	678
Amortization of intangibles	22	14	36	28
Other non-interest expense:
Bankcard, regulatory and other fee assessments	51	61	135	121
Collections	89	79	172	163
Other	289	202	547	402
Total other non-interest expense	429	342	854	686
Total operating expense	$3,908	$3,580	$7,956	$7,213
Marketing	886	1,003	1,783	1,921
Total non-interest expense	$4,794	$4,583	$9,739	$9,134
_________
(1)Includes expenses of $25 million and $49 million related to our deferred compensation plan for the second quarter and first six months of 2023, respectively, and benefits of $62 million and $87 million related to our deferred compensation plan investments for the second quarter and first six months of 2022, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $211 million to $4.8 billion in the second quarter of 2023 compared to the the second quarter of 2022 and increased by $605 million to $9.7 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by increased salaries and associate benefits.
Income Taxes
We recorded an income tax provision of $297 million (17.2% effective income tax rate) and $500 million (17.3% effective income tax rate) in the second quarter and first six months of 2023, respectively, compared to an income tax provision of $533 million (20.8% effective income tax rate) and $1.1 billion (19.5% effective income tax rate) in the second quarter and first six months of 2022, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes” in our 2022 Form 10-K.

15	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $12.6 billion to $467.8 billion as of June 30, 2023 from December 31, 2022 primarily driven by increases in our cash balances as we continue to hold modestly elevated levels of liquidity given the market volatility.
Total liabilities increased by $10.6 billion to $413.2 billion as of June 30, 2023 from December 31, 2022 primarily driven by deposit growth due to our national consumer banking strategy.
Stockholders’ equity increased by $2.0 billion to $54.6 billion as of June 30, 2023 from December 31, 2022 primarily driven by net income of $2.4 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2023. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both June 30, 2023 and December 31, 2022.
The fair value of our available for sale securities portfolio increased by $1.5 billion to $78.4 billion as of June 30, 2023 from December 31, 2022, primarily driven by net purchases in the first quarter of 2023. See “Part I—Item 1. Financial Statements and Supplementary Data—Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of June 30, 2023 and December 31, 2022.
Table 6: Loans Held for Investment

	June 30, 2023			December 31, 2022
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$142,491	$10,976	$131,515	$137,730	$9,545	$128,185
Consumer Banking	77,280	2,185	75,095	79,925	2,237	77,688
Commercial Banking	91,552	1,485	90,067	94,676	1,458	93,218
Total	$311,323	$14,646	$296,677	$312,331	$13,240	$299,091
Loans held for investment remained substantially flat at $311.3 billion as of June 30, 2023 compared to December 31, 2022.
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

16	Capital One Financial Corporation (COF)

Table 7 provides the composition of our primary sources of funding as of June 30, 2023 and December 31, 2022.
Table 7: Funding Sources Composition

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$286,174	73%	$270,592	71%
Commercial Banking	36,793	9	40,808	11
Other(1)	20,738	5	21,592	6
Total deposits(2)	343,705	87	332,992	88
Securitized debt obligations	17,861	5	16,973	4
Other debt	32,397	8	31,742	8
Total funding sources	$393,963	100%	$381,707	100%
__________
(1)Includes brokered deposits of $19.7 billion and $20.6 billion as of June 30, 2023 and December 31, 2022, respectively.
(2)As of June 30, 2023 and December 31, 2022, we held $71.5 billion and $80.7 billion, respectively, of estimated uninsured deposits that exclude intercompany balances. These amounts are primarily comprised of checking and savings deposits. These estimated uninsured deposits comprise approximately 21% and 24% of our total deposits as of June 30, 2023 and December 31, 2022, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies.
Total deposits increased by $10.7 billion to $343.7 billion as of June 30, 2023 from December 31, 2022 primarily driven by our national banking strategy, which includes originations from periodic limited time offerings in time deposits.
Securitized debt obligations increased by $888 million to $17.9 billion as of June 30, 2023 from December 31, 2022 primarily driven by net issuances in our credit card and auto securitization programs.
Other debt increased by $655 million to $32.4 billion as of June 30, 2023 from December 31, 2022 primarily driven by net issuances of senior debt, partially offset by maturities of subordinated debt.
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
We summarize our business segment results for the second quarter and first six months of 2023 and 2022 and provide a comparative discussion of these results for, as well as changes in our financial condition and credit performance metrics as of June 30, 2023 compared to December 31, 2022. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements and Supplementary Data—Note 12—Business Segments and Revenue from Contracts with Customers.”

18	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on revenue (loss) and income (loss) from continuing operations, for the second quarter and first six months of 2023 and 2022.
Table 8: Business Segment Results

	Three Months Ended June 30,
	2023				2022
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,226	69%	$857	59%	$5,309	65%	$1,491	74%
Consumer Banking	2,418	27	709	50	2,243	27	516	25
Commercial Banking(3)	889	10	200	14	907	11	152	7
Other(3)	(521)	(6)	(335)	(23)	(227)	(3)	(128)	(6)
Total	$9,012	100%	$1,431	100%	$8,232	100%	$2,031	100%

	Six Months Ended June 30,
	2023				2022
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$12,246	69%	$1,406	58%	$10,606	65%	$2,991	68%
Consumer Banking	4,913	27	1,425	60	4,461	27	1,166	26
Commercial Banking(3)	1,749	10	254	11	1,791	11	448	10
Other(3)	(993)	(6)	(694)	(29)	(453)	(3)	(171)	(4)
Total	$17,915	100%	$2,391	100%	$16,405	100%	$4,434	100%
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
Our Credit Card business generated net income from continuing operations of $857 million and $1.4 billion in the second quarter and first six months of 2023, respectively, and $1.5 billion and $3.0 billion in the second quarter and first six months of 2022, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$4,727	$3,899	21%	$9,384	$7,738	21%
Non-interest income	1,499	1,410	6	2,862	2,868	—
Total net revenue(1)	6,226	5,309	17	12,246	10,606	15
Provision for credit losses	2,084	581	**	4,345	1,126	**
Non-interest expense	3,020	2,771	9	6,058	5,554	9
Income from continuing operations before income taxes	1,122	1,957	(43)	1,843	3,926	(53)
Income tax provision	265	466	(43)	437	935	(53)
Income from continuing operations, net of tax	$857	$1,491	(43)	$1,406	$2,991	(53)
Selected performance metrics:
Average loans held for investment	$138,762	$115,835	20	$136,727	$113,670	20
Average yield on loans(2)	18.17%	15.24%	293bps	18.07%	15.11%	296bps
Total net revenue margin(3)	17.95	18.33	(38)	17.91	18.44	(53)
Net charge-offs	$1,528	$678	125%	$2,897	$1,285	125%
Net charge-off rate	4.41%	2.34%	207bps	4.24%	2.26%	198bps
Purchase volume	$157,937	$148,491	6%	$299,595	$282,153	6%

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$142,491	$137,730	3%
30+ day performing delinquency rate	3.77%	3.46%	31bps
30+ day delinquency rate	3.77	3.46	31
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$10,976	$9,545	15%
Allowance coverage ratio	7.70%	6.93%	77bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $443 million and $848 million in the second quarter and first six months of 2023, respectively, compared to $211 million and $403 million in the second quarter and first six months of 2022, respectively, for finance charges and fees charged-off as uncollectible.
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
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022, and changes in financial condition and credit performance between June 30, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income increased by $828 million to $4.7 billion in the second quarter of 2023 and increased by $1.6 billion to $9.4 billion in the first six months of 2023 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income increased by $89 million to $1.5 billion in the second quarter of 2023 primarily driven by gains on our deferred compensation plan investments. Non-interest income remained substantially flat at $2.9 billion in the first six months of 2023 compared to the first six months of 2022 due to higher net interchange and gains on our deferred compensation plan investments, offset by the absence of the gain on the sale of partnership loan portfolios in 2022.
•Provision for Credit Losses: Provision for credit losses increased by $1.5 billion to $2.1 billion in the second quarter of 2023 and increased by $3.2 billion to $4.3 billion in the first six months of 2023 primarily driven by higher net charge-offs due to continued credit normalization combined with an allowance build, compared to allowance releases in the second quarter and first six months of 2022.
•Non-Interest Expense: Non-interest expense increased by $249 million to $3.0 billion in the second quarter of 2023 and increased by $504 million to $6.1 billion in the first six months of 2023 primarily driven by increased salaries and associate benefits.
Loans Held for Investment:
•Period-end loans held for investment increased by $4.8 billion to $142.5 billion as of June 30, 2023 from December 31, 2022 primarily driven by growth across our portfolio.

•Average loans held for investment increased by $22.9 billion to $138.8 billion in the second quarter of 2023 compared to the second quarter of 2022 and increased by $23.1 billion to $136.7 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 207 bps to 4.41% in the second quarter of 2023 compared to the second quarter of 2022 and increased by 198 bps to 4.24% in the first six months of 2023 compared to the first six months of 2022 primarily driven by continued credit normalization.

•The 30+ day delinquency rate increased by 31 bps to 3.77% as of June 30, 2023 from December 31, 2022 primarily driven by continued credit normalization.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $828 million and $1.3 billion in the second quarter and first six months of 2023, respectively, and $1.5 billion and $2.8 billion in the the second quarter and first six months of 2022, respectively. In the second quarter and first six months of 2023 and 2022, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.

21	Capital One Financial Corporation (COF)

Table 9.1 summarizes the financial results for Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$4,453	$3,651	22%	$8,843	$7,271	22%
Non-interest income	1,431	1,340	7	2,729	2,588	5
Total net revenue(1)	5,884	4,991	18	11,572	9,859	17
Provision for credit losses	1,995	494	**	4,169	1,053	**
Non-interest expense	2,805	2,594	8	5,652	5,158	10
Income from continuing operations before income taxes	1,084	1,903	(43)	1,751	3,648	(52)
Income tax provision	256	450	(43)	413	864	(52)
Income from continuing operations, net of tax	$828	$1,453	(43)	$1,338	$2,784	(52)
Selected performance metrics:
Average loans held for investment	$132,505	$109,962	21	$130,544	$107,761	21
Average yield on loans(2)	18.07%	15.03%	304bps	17.98%	14.92%	306bps
Total net revenue margin(3)	17.76	18.16	(40)	17.73	18.21	(48)
Net charge-offs	$1,451	$622	133%	$2,750	$1,181	133%
Net charge-off rate	4.38%	2.26%	212bps	4.21%	2.19%	202bps
Purchase volume	$154,184	$144,668	7%	$292,494	$270,952	8%

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$135,975	$131,581	3%
30+ day performing delinquency rate	3.74%	3.43%	31bps
Allowance for credit losses	$10,576	$9,165	15%
Allowance coverage ratio	7.78%	6.97%	81bps
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
**    Not meaningful.

Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the second quarter of 2023 and in the first six months of 2023 compared to the second quarter of 2022 and in the first six months of 2022 primarily driven by:
•Higher provision for credit losses primarily driven by higher net charge-offs due to continued credit normalization combined with an allowance build, compared to allowance releases in the second quarter and first six months of 2022.
•Higher non-interest expense primarily driven by increased salaries and associate benefits.

22	Capital One Financial Corporation (COF)

These drivers were partially offset by:
•Higher net interest income primarily driven by higher average loan balances.
•Higher non-interest income primarily driven by higher net interchange and gains on our deferred compensation plan investments, offset by the absence of the gain on the sale of a partnership loan portfolio in 2022.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $709 million and $1.4 billion in the second quarter and first six months of 2023, respectively, and $516 million and $1.2 billion in the second quarter and first six months of 2022, respectively.

23	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$2,269	$2,147	6%	$4,629	$4,260	9%
Non-interest income	149	96	55	284	201	41
Total net revenue	2,418	2,243	8	4,913	4,461	10
Provision for credit losses	259	281	(8)	534	411	30
Non-interest expense	1,231	1,286	(4)	2,514	2,522	—
Income from continuing operations before income taxes	928	676	37	1,865	1,528	22
Income tax provision	219	160	37	440	362	22
Income from continuing operations, net of tax	$709	$516	37	$1,425	$1,166	22
Selected performance metrics:
Average loans held for investment:
Auto	$76,233	$79,313	(4)	$76,846	$78,109	(2)
Retail banking	1,465	1,668	(12)	1,497	1,732	(14)
Total consumer banking	$77,698	$80,981	(4)	$78,343	$79,841	(2)
Average yield on loans held for investment(1)	7.65%	7.08%	57bps	7.52%	7.13%	39bps
Average deposits	$285,647	$254,336	12%	$282,229	$254,798	11%
Average deposits interest rate	2.46%	0.38%	208bps	2.21%	0.33%	188bps
Net charge-offs	$279	$136	105%	$586	$282	108%
Net charge-off rate	1.43%	0.67%	76bps	1.50%	0.71%	79bps
Auto loan originations	$7,160	$10,328	(31)%	$13,371	$22,041	(39)%

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Auto	$75,841	$78,373	(3)%
Retail banking	1,439	1,552	(7)
Total consumer banking	$77,280	$79,925	(3)
30+ day performing delinquency rate	5.30%	5.53%	(23)bps
30+ day delinquency rate	5.95	6.18	(23)
Nonperforming loan rate	0.82	0.79	3
Nonperforming asset rate(2)	0.88	0.87	1
Allowance for credit losses	$2,185	$2,237	(2)%
Allowance coverage ratio	2.83%	2.80%	3bps
Deposits	$286,174	$270,592	6
_________
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

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022, and changes in financial condition and credit performance between June 30, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income increased by $122 million to $2.3 billion in the second quarter of 2023 and increased by $369 million to $4.6 billion in the first six months of 2023 primarily driven by higher margins and deposits in our retail banking business due to the increases in interest rates, partially offset by lower margins in our auto business.
•Non-Interest Income: Non-interest income increased by $53 million to $149 million in the second quarter of 2023 and increased by $83 million to $284 million in the first six months of 2023 primarily driven by gains on our deferred compensation plan investments and higher interchange fees from an increase in debit card purchase volume.
•Provision for Credit Losses: Provision for credit losses remained substantially flat at $259 million in the second quarter of 2023 compared to the second quarter of 2022. Provision for credit losses increased by $123 million to $534 million in the first six months of 2023 primarily driven by continued credit normalization.
•Non-Interest Expense: Non-interest expense decreased by $55 million to $1.2 billion in the second quarter of 2023 primarily driven by decreased marketing spend. Non-interest expense remained substantially flat at $2.5 billion in the first six months of 2023 compared to the first six months of 2022.
Loans Held for Investment:
•Period-end loans held for investment decreased by $2.6 billion to $77.3 billion as of June 30, 2023 from December 31, 2022 primarily driven by customer payments, which outpaced auto loan originations.
•Average loans held for investment decreased by $3.3 billion to $77.7 billion in the second quarter of 2023 compared to the second quarter of 2022 and decreased by $1.5 billion to $78.3 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by lower auto loan originations.
Deposits:
•Period-end deposits increased by $15.6 billion to $286.2 billion as of June 30, 2023 from December 31, 2022 primarily driven by our national banking strategy, which includes originations from periodic limited time offerings in time deposits.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 76 bps to 1.43% in the second quarter of 2023 compared to the the second quarter of 2022 and increased by 79 bps to 1.50% in the first six months of 2023 compared to the first six months of 2022 primarily driven by continued credit normalization in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 23 bps to 5.95% as of June 30, 2023 from December 31, 2022 primarily driven by seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $200 million and $254 million in the second quarter and first six months of 2023, respectively, and $152 million and $448 million in the the second quarter and first six months of 2022, respectively.

25	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$632	$635	—	$1,280	$1,242	3%
Non-interest income	257	272	(6)%	469	549	(15)
Total net revenue(1)	889	907	(2)	1,749	1,791	(2)
Provision for credit losses(2)	146	222	(34)	405	230	76
Non-interest expense	482	485	(1)	1,012	973	4
Income from continuing operations before income taxes	261	200	31	332	588	(44)
Income tax provision	61	48	27	78	140	(44)
Income from continuing operations, net of tax	$200	$152	32	$254	$448	(43)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$37,068	$35,754	4	$37,220	$35,215	6
Commercial and industrial	56,127	53,540	5	56,421	52,030	8
Total commercial banking	$93,195	$89,294	4	$93,641	$87,245	7
Average yield on loans held for investment(1)(3)	6.75%	3.18%	357bps	6.53%	2.92%	361bps
Average deposits	$37,960	$40,536	(6)%	$38,945	$42,760	(9)%
Average deposits interest rate	2.68%	0.19%	249bps	2.51%	0.15%	236bps
Net charge-offs	$378	$31	**	$399	$45	**
Net charge-off rate	1.62%	0.14%	148bps	0.85%	0.10%	75bps

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$36,041	$37,453	(4)%
Commercial and industrial	55,511	57,223	(3)
Total commercial banking	$91,552	$94,676	(3)
Nonperforming loan rate	0.89%	0.74%	15bps
Nonperforming asset rate(4)	0.89	0.74	15
Allowance for credit losses(2)	$1,485	$1,458	2%
Allowance coverage ratio	1.62%	1.54%	8bps
Deposits	$36,793	$40,808	(10)%
Loans serviced for others	52,059	51,918	—
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $197 million and $218 million as of June 30, 2023 and December 31, 2022, respectively.
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

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022, and changes in financial condition and credit performance between June 30, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income remained substantially flat at $632 million in the second quarter of 2023 compared to the second quarter of 2022 and $1.3 billion in the first six months of 2023 compared to the first six months of 2022.
•Non-Interest Income: Non-interest income remained substantially flat at $257 million in the second quarter of 2023 compared to the the second quarter of 2022. Non-interest income decreased by $80 million to $469 million in the first six months of 2023 primarily driven by our agency and capital markets businesses.
•Provision for Credit Losses: Provision for credit losses decreased by $76 million to $146 million in the second quarter of 2023 primarily driven by an allowance release due to lower outstanding loan balances, partially offset by higher charge-offs in our office real estate portfolio. Provision for credit losses increased by $175 million to $405 million in the first six months of 2023 primarily driven by higher charge-offs and a net allowance build in our office real estate portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $482 million in the second quarter of 2023 compared to the second quarter of 2022 and $1.0 billion in the first six months of 2023 compared to the first six months of 2022.
Loans Held for Investment:
•Period-end loans held for investment decreased by $3.1 billion to $91.6 billion as of June 30, 2023 from December 31, 2022 primarily driven by customer payments outpacing loan originations.
•Average loans held for investment increased by $3.9 billion to $93.2 billion in the second quarter of 2023 compared to the second quarter of 2022 and increased by $6.4 billion to $93.6 billion in the first six months of 2023 compared to the first six months of 2022 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $4.0 billion to $36.8 billion as of June 30, 2023 from December 31, 2022 primarily driven by our commercial deposit strategy.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 148 bps to 1.62% in the second quarter of 2023 and increased by 75 bps to 0.85% in the first six months of 2023 primarily driven by charge offs in our office real estate portfolio.
•The nonperforming loan rate increased by 15 bps to 0.89% as of June 30, 2023 compared to December 31, 2022 primarily driven by isolated credit downgrades in our office real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

27	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest loss	$(515)	$(164)	**	$(994)	$(326)	**
Non-interest income (loss)	(6)	(63)	(90)%	1	(127)	**
Total net loss(1)	(521)	(227)	130	(993)	(453)	119%
Provision (benefit) for credit losses	1	1	—	1	(5)	**
Non-interest expense	61	41	49	155	85	82
Loss from continuing operations before income taxes	(583)	(269)	117	(1,149)	(533)	116
Income tax benefit	(248)	(141)	76	(455)	(362)	26
Loss from continuing operations, net of tax	$(335)	$(128)	162	$(694)	$(171)	**
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $207 million to a loss of $335 million in the second quarter of 2023 compared to the second quarter of 2022 and increased by $523 million to a loss of $694 million in the first six months of 2023 compared to the first six months of 2022 primarily driven by higher net interest losses due to higher funding costs driven by higher market interest rates.

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
Accounting Standards Issued but Not Adopted as of June 30, 2023

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

We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

29	Capital One Financial Corporation (COF)

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
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement (the “Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” set an earlier effective date.
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

30	Capital One Financial Corporation (COF)

plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.
Based on the Company’s 2023 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 is 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2023.
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
As of June 30, 2023 and December 31, 2022, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of June 30, 2023, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
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

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL

31	Capital One Financial Corporation (COF)

As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 50% of this amount, leaving $1.2 billion to be phased in over 2024-2025. As of June 30, 2023, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.7% and would have been 12.4% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For the description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of June 30, 2023 and December 31, 2022.
Table 13: Capital Ratios Under Basel III(1)(2)

	June 30, 2023			December 31, 2022
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	12.7%	4.5%	N/A	12.5%	4.5%	N/A
Tier 1 capital(4)	14.0	6.0	6.0%	13.9	6.0	6.0%
Total capital(5)	16.0	8.0	10.0	15.8	8.0	10.0
Tier 1 leverage(6)	11.0	4.0	N/A	11.1	4.0	N/A
Supplementary leverage(7)	9.4	3.0	N/A	9.5	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.0	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(4)	13.0	6.0	8.0	13.1	6.0	8.0
Total capital(5)	14.3	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(6)	10.2	4.0	5.0	10.5	4.0	5.0
Supplementary leverage(7)	8.7	3.0	N/A	9.0	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of June 30, 2023 are preliminary and therefore subject to change until we file our June 30, 2023 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of June 30, 2023 and December 31, 2022.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2023	December 31, 2022
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$60,729	$59,450
Adjustments and deductions:
AOCI, net of tax(1)	31	(17)
Goodwill, net of related deferred tax liabilities	(14,813)	(14,540)
Other intangible and deferred tax assets, net of deferred tax liabilities	(358)	(162)
Common equity Tier 1 capital	45,589	44,731
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	50,434	49,576
Tier 2 capital instruments	2,573	2,585
Qualifying allowance for credit losses	4,600	4,553
Tier 2 capital	7,173	7,138
Total capital	$57,607	$56,714

Regulatory capital metrics
Risk-weighted assets	$359,613	$357,920
Adjusted average assets(2)	459,732	444,704
Total leverage exposure(3)	535,504	522,136
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Basel III and United States Capital Rules” in this Report.
(2)Includes on-balance sheet asset adjustments subject to deduction from Tier 1 capital under the Basel III Capital Rules.
(3)Reflects on- and off-balance sheet amounts for the denominator of the supplementary leverage ratio as set forth by the Basel III Capital Rules.
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the second quarter of 2023 and $300 million of shares of our common stock during the first six months of 2023.
On June 28, 2023, the Federal Reserve released the supervisory stress test results for the 2023 Comprehensive Capital Analysis and Review (“CCAR”) cycle. Based on the Company’s 2023 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 is 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2023.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Supervision and Regulation” in this Report and “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K.

33	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first six months of 2023, we declared and paid common stock dividends of $470 million, or $1.20 per share, and preferred stock dividends of $114 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2023.
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
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of June 30, 2023, funds available for dividend payments from the Bank were $3.8 billion. There can be no assurance that we will declare and pay any dividends to stockholders.
We repurchased $150 million of shares of our common stock during the second quarter of 2023 and $300 million of shares of our common stock during the first six months of 2023. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2022 Form 10-K.

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

34	Capital One Financial Corporation (COF)

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.
Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

35	Capital One Financial Corporation (COF)

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
Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $1.2 billion and $203 million as of June 30, 2023 and December 31, 2022, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2023 and December 31, 2022.
Table 16: Portfolio Composition of Loans Held for Investment

	June 30, 2023		December 31, 2022
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$135,975	43.7%	$131,581	42.1%
International card businesses	6,516	2.1	6,149	2.0
Total credit card	142,491	45.8	137,730	44.1

36	Capital One Financial Corporation (COF)

	June 30, 2023		December 31, 2022
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Consumer Banking:
Auto	75,841	24.3	78,373	25.1
Retail banking	1,439	0.5	1,552	0.5
Total consumer banking	77,280	24.8	79,925	25.6
Commercial Banking:
Commercial and multifamily real estate	36,041	11.6	37,453	12.0
Commercial and industrial	55,511	17.8	57,223	18.3
Total commercial banking	91,552	29.4	94,676	30.3
Total loans held for investment	$311,323	100.0%	$312,331	100.0%
Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of June 30, 2023 and December 31, 2022.
Table 17: Credit Card Portfolio by Geographic Region

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$13,939	9.8%	$13,707	10.0%
Texas	11,507	8.1	11,202	8.1
Florida	10,201	7.2	9,549	6.9
New York	8,911	6.3	8,366	6.1
Pennsylvania	5,591	3.9	5,425	3.9
Illinois	5,311	3.7	5,260	3.8
Ohio	4,705	3.3	4,662	3.4
New Jersey	4,485	3.1	4,243	3.1
Georgia	4,312	3.0	4,172	3.0
Michigan	3,980	2.8	3,920	2.8
Other	63,033	44.2	61,075	44.4
Total domestic credit card	135,975	95.4	131,581	95.5
International card businesses:
United Kingdom	3,409	2.4	3,129	2.3
Canada	3,107	2.2	3,020	2.2
Total international card businesses	6,516	4.6	6,149	4.5
Total credit card	$142,491	100.0%	$137,730	100.0%
Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of June 30, 2023 and December 31, 2022.

37	Capital One Financial Corporation (COF)

Table 18: Consumer Banking Portfolio by Geographic Region

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,225	11.9%	$9,586	12.0%
California	9,127	11.8	9,570	12.0
Florida	6,612	8.5	6,755	8.5
Pennsylvania	3,250	4.2	3,303	4.1
Ohio	3,135	4.1	3,143	3.9
Georgia	3,081	4.0	3,243	4.1
Illinois	3,041	3.9	3,119	3.9
New Jersey	2,684	3.5	2,742	3.4
Other	35,686	46.2	36,912	46.2
Total auto	75,841	98.1	78,373	98.1

Retail banking:
New York	439	0.6	477	0.6
Texas	306	0.4	333	0.4
Louisiana	256	0.3	283	0.3
New Jersey	113	0.2	122	0.2
Maryland	88	0.1	97	0.1
Virginia	63	0.1	67	0.1
Other	174	0.2	173	0.2
Total retail banking	1,439	1.9	1,552	1.9
Total consumer banking	$77,280	100.0%	$79,925	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of June 30, 2023 and December 31, 2022.
Table 19: Commercial Real Estate Portfolio by Region

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$13,198	36.6%	$15,055	40.2%
South	9,288	25.8	8,706	23.2
Pacific West	5,986	16.6	5,902	15.7
Mid-Atlantic	3,134	8.7	3,129	8.4
Mountain	2,251	6.2	2,267	6.1
Midwest	2,184	6.1	2,394	6.4
Total	$36,041	100.0%	$37,453	100.0%
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

38	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2023 and December 31, 2022. Industry classifications below are based on our interpretation of the North American Industry Classification System codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2023	December 31, 2022
Industry Classification:
Finance	31%	29%
Real estate(1)(2)	30	31
Healthcare	8	8
Business services	6	6
Educational services	4	4
Public administration	4	4
Construction and land	3	3
Retail trade	3	3
Oil and gas	2	2
Other	9	10
Total	100%	100%
__________
(1)The funded balance for commercial office real estate held for investment totaled $2.6 billion, or 3%, and $4.0 billion, or 4%, as of June 30, 2023 and December 31, 2022, respectively. Commercial office real estate exposures does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.
(2)We reclassified $888 million in commercial office real estate loans from loans held for investment to loans held for sale as of June 30, 2023.

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2023 and December 31, 2022.
Table 21: Credit Score Distribution

(Percentage of portfolio)	June 30, 2023	December 31, 2022
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	69%
660 or below	31	31
Total	100%	100%

39	Capital One Financial Corporation (COF)

(Percentage of portfolio)	June 30, 2023	December 31, 2022
Auto—At origination FICO scores:(2)
Greater than 660	52%	53%
621 - 660	20	20
620 or below	28	27
Total	100%	100%
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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2023 and December 31, 2022.

40	Capital One Financial Corporation (COF)

Table 22: 30+ Day Delinquencies

	June 30, 2023				December 31, 2022
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$5,089	3.74%	$5,089	3.74%	$4,515	3.43%	$4,515	3.43%
International card businesses	277	4.24	284	4.37	248	4.03	254	4.13
Total credit card	5,366	3.77	5,373	3.77	4,763	3.46	4,769	3.46
Consumer Banking:
Auto	4,081	5.38	4,568	6.02	4,402	5.62	4,906	6.26
Retail banking	17	1.19	32	2.22	16	1.02	34	2.22
Total consumer banking	4,098	5.30	4,600	5.95	4,418	5.53	4,940	6.18
Commercial Banking:
Commercial and multifamily real estate	39	0.11	136	0.38	1	—	36	0.10
Commercial and industrial	91	0.16	356	0.64	78	0.14	281	0.49
Total commercial banking	130	0.14	492	0.54	79	0.08	317	0.33
Total	$9,594	3.08	$10,465	3.36	$9,260	2.96	$10,026	3.21
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans held for investment, by aging and geography, as of June 30, 2023 and December 31, 2022.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,601	1.48%	$4,666	1.50%
60 – 89 days	2,756	0.88	2,511	0.80
> 90 days	3,108	1.00	2,849	0.91
Total	$10,465	3.36%	$10,026	3.21%
Geographic region:
Domestic	$10,181	3.27%	$9,772	3.13%
International	284	0.09	254	0.08
Total	$10,465	3.36%	$10,026	3.21%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

41	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of June 30, 2023 and December 31, 2022. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$2,491	1.75%	$2,240	1.63%
Total	$2,491	0.80	$2,240	0.72
Geographic region:
Domestic	$2,375	0.78	$2,135	0.70
International	116	1.78	105	1.71
Total	$2,491	0.80	$2,240	0.72
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
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2023 and December 31, 2022. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”

42	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$10	0.16%	$9	0.14%
Total credit card	10	0.01	9	0.01
Consumer Banking:
Auto	588	0.77	595	0.76
Retail banking	43	2.99	39	2.49
Total consumer banking	631	0.82	634	0.79
Commercial Banking:
Commercial and multifamily real estate	416	1.15	271	0.72
Commercial and industrial	395	0.71	430	0.75
Total commercial banking	811	0.89	701	0.74
Total nonperforming loans held for investment(3)	1,452	0.47	1,344	0.43
Other nonperforming assets(4)	53	0.01	61	0.02
Total nonperforming assets	$1,505	0.48	$1,405	0.45
__________
(1)We recognized interest income for loans classified as nonperforming of $17 million and $11 million in the first six months of 2023 and 2022, respectively. Interest income foregone related to nonperforming loans was $67 million and $40 million in the first six months of 2023 and 2022, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.83% and 0.74% as of June 30, 2023 and December 31, 2022, respectively.
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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2023 and 2022.
Table 26: Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,451	4.38%	$622	2.26%	$2,750	4.21%	$1,181	2.19%
International card businesses	77	4.98	56	3.82	147	4.77	104	3.51
Total credit card	1,528	4.41	678	2.34	2,897	4.24	1,285	2.26
Consumer Banking:
Auto	267	1.40	121	0.61	563	1.46	248	0.63
Retail banking	12	3.25	15	3.62	23	3.10	34	3.98
Total consumer banking	279	1.43	136	0.67	586	1.50	282	0.71
Commercial Banking:
Commercial and multifamily real estate	363	3.91	(7)	(0.08)	380	2.04	(7)	(0.04)
Commercial and industrial	15	0.11	38	0.29	19	0.07	52	0.20
Total commercial banking	378	1.62	31	0.14	399	0.85	45	0.10
Total net charge-offs	$2,185	2.82	$845	1.18	$3,882	2.52	$1,612	1.15
Average loans held for investment	$309,655		$286,110		$308,711		$280,756
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

44	Capital One Financial Corporation (COF)

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
For additional information on accounting standards adopted during the six months ended June 30, 2023, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.” For more information on FDMs in the second quarter of 2023 and TDRs in the second quarter of 2022, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Loans.”
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
Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2023 and 2022, and details by portfolio segment for the provision for credit losses, charge-offs

45	Capital One Financial Corporation (COF)

and recoveries.

Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2023	$10,032	$378	$10,410	$2,165	$40	$2,205	$1,703	$14,318
Charge-offs	(1,758)	(110)	(1,868)	(508)	(18)	(526)	(378)	(2,772)
Recoveries(1)	307	33	340	241	6	247	—	587
Net charge-offs	(1,451)	(77)	(1,528)	(267)	(12)	(279)	(378)	(2,185)
Provision for credit losses	1,995	89	2,084	252	7	259	160	2,503
Allowance build (release) for credit losses	544	12	556	(15)	(5)	(20)	(218)	318
Other changes(2)	—	10	10	—	—	—	—	10
Balance as of June 30, 2023	10,576	400	10,976	2,150	35	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of March 31, 2023	—	—	—	—	—	—	211	211
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(14)	(14)
Balance as of June 30, 2023	—	—	—	—	—	—	197	197
Combined allowance and reserve as of June 30, 2023	$10,576	$400	$10,976	$2,150	$35	$2,185	$1,682	$14,843

	Six Months Ended June 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(3,345)	(211)	(3,556)	(1,023)	(34)	(1,057)	(402)	(5,015)
Recoveries(1)	595	64	659	460	11	471	3	1,133
Net charge-offs	(2,750)	(147)	(2,897)	(563)	(23)	(586)	(399)	(3,882)
Provision for credit losses	4,169	176	4,345	526	8	534	426	5,305
Allowance build (release) for credit losses	1,419	29	1,448	(37)	(15)	(52)	27	1,423
Other changes(2)	32	14	46	—	—	—	—	46
Balance as of June 30, 2023	10,576	400	10,976	2,150	35	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(21)	(21)
Balance as of June 30, 2023	—	—	—	—	—	—	197	197
Combined allowance and reserve as of June 30, 2023	$10,576	$400	$10,976	$2,150	$35	$2,185	$1,682	$14,843

46	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2022	$7,968	$312	$8,280	$1,852	$50	$1,902	$1,126	$11,308
Charge-offs	(920)	(89)	(1,009)	(311)	(20)	(331)	(43)	(1,383)
Recoveries(1)	298	33	331	190	5	195	12	538
Net charge-offs	(622)	(56)	(678)	(121)	(15)	(136)	(31)	(845)
Provision (benefit) for credit losses	494	87	581	268	13	281	183	1,045
Allowance build (release) for credit losses	(128)	31	(97)	147	(2)	145	152	200
Other changes(2)	—	(17)	(17)	—	—	—	—	(17)
Balance as of June 30, 2022	7,840	326	8,166	1,999	48	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of March 31, 2022	—	—	—	—	—	—	200	200
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	39	39
Balance as of June 30, 2022	—	—	—	—	—	—	239	239
Combined allowance and reserve as of June 30, 2022	$7,840	$326	$8,166	$1,999	$48	$2,047	$1,517	$11,730

	Six Months Ended June 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(1,787)	(177)	(1,964)	(637)	(43)	(680)	(60)	(2,704)
Recoveries(1)	606	73	679	389	9	398	15	1,092
Net charge-offs	(1,181)	(104)	(1,285)	(248)	(34)	(282)	(45)	(1,612)
Provision (benefit) for credit losses	1,053	73	1,126	395	16	411	156	1,693
Allowance build (release) for credit losses	(128)	(31)	(159)	147	(18)	129	111	81
Other changes(2)	—	(20)	(20)	—	—	—	—	(20)
Balance as of June 30, 2022	7,840	326	8,166	1,999	48	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	74	74
Balance as of June 30, 2022	—	—	—	—	—	—	239	239
Combined allowance and reserve as of June 30, 2022	$7,840	$326	$8,166	$1,999	$48	$2,047	$1,517	$11,730
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents the initial allowance for purchased credit-deteriorated loans and foreign currency translation adjustments. The initial allowance of purchased credit-deteriorated loans was $0 million and $32 million for the three and six months ended June 30, 2023, respectively.
(3)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.

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

47	Capital One Financial Corporation (COF)

Table 28 below presents the composition of our liquidity reserves as of June 30, 2023 and December 31, 2022.
Table 28: Liquidity Reserves

(Dollars in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$41,596	$30,856
Securities available for sale	78,412	76,919
FHLB borrowing capacity secured by loans	5,322	6,436
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(50)	(51)
Other encumbrances of investment securities	(7,317)	(7,583)
Total liquidity reserves	$117,963	$106,577

Our liquidity reserves increased by $11.4 billion to $118.0 billion as of June 30, 2023 from December 31, 2022, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2022 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and the OCC (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2023 was 150%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the net stable funding ratio (“NSFR”) standard as implemented by the Federal Reserve and the OCC (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for each of the first and second quarters of 2023 was 134%, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information.
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

48	Capital One Financial Corporation (COF)

In addition to our issuance capacity under the shelf registration statements, we also have access to FHLB advances, the Federal Reserve Discount Window, the Bank Term Funding Program and the Fixed Income Clearing Corporation’s general collateral financing repurchase agreement service. The ability to borrow utilizing these sources is based on membership status and the amount is dependent upon the Bank’s ability to post collateral. As of June 30, 2023, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $34.2 billion, of which $50 million was used. Our FHLB membership is supported by our investment in FHLB stock of $15 million as of both June 30, 2023 and December 31, 2022.
As of June 30, 2023, we pledged loans to secure a borrowing capacity of $41.5 billion under the Federal Reserve Discount Window. Additionally, we pledged securities to secure a borrowing capacity of $9.9 billion under the Bank Term Funding Program. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both June 30, 2023 and December 31, 2022.
Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for the second quarter and first six months of 2023 and 2022.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$42,587	$208	1.96%	$47,267	$28	0.24%
Saving deposits(2)	193,730	1,216	2.51	202,069	205	0.40
Time deposits	76,890	853	4.44	18,768	60	1.28
Total interest-bearing deposits	$313,207	$2,277	2.91	$268,104	$293	0.44

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$43,883	$405	1.85%	$48,330	$48	0.20%
Saving deposits(2)	198,728	2,283	2.30	203,651	359	0.35
Time deposits	68,399	1,445	4.23	17,972	104	1.17
Total interest-bearing deposits	$311,010	$4,133	2.66	$269,953	$511	0.38
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of June 30, 2023 and December 31, 2022. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Part I—Item 1. Financial Statements and Supplementary Data—Note 7—Deposits and Borrowings.”

49	Capital One Financial Corporation (COF)

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings decreased by $234 million to $649 million as of June 30, 2023 from December 31, 2022 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $1.8 billion to $49.6 billion as of June 30, 2023 from December 31, 2022 primarily driven by net issuances of senior unsecured debt and net issuances in our credit card and auto securitization programs. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements and Supplementary Data—Note 7—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long term FHLB advances and their respective maturities or redemptions for the second quarter and first six months of 2023 and 2022.
Table 30: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Securitized debt obligations	$1,200	$4,250	$991	$395
Senior and subordinated notes	3,500	4,000	1,839	—
FHLB advances	—	10,500	—	—
Total	$4,700	$18,750	$2,830	$395

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Securitized debt obligations	$2,450	$6,500	$1,551	$3,593
Senior and subordinated notes	5,750	7,050	4,886	2,357
FHLB advances	—	10,500	—	—
Total	$8,200	$24,050	$6,437	$5,950

50	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of June 30, 2023 and December 31, 2022.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2023		December 31, 2022
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A
As of July 25, 2023, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of June 30, 2023 and December 31, 2022, our total unfunded lending commitments were $432.9 billion and $409.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of June 30, 2023 and December 31, 2022, we had $1.6 billion and $1.7 billion, respectively, in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” in our 2022 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of June 30, 2023 and December 31, 2022, we had $621 million and $1.1 billion, respectively, in aggregate purchase obligation liabilities.
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

51	Capital One Financial Corporation (COF)

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
Interest Rate Risk
Interest rate risk represents exposure to financial instruments whose values vary with the level or volatility of interest rates. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or repricing of assets and liabilities. Our balance sheet is structurally asset sensitive as our loans, which are primarily floating rate or fixed rate with short durations, reprice faster than our fixed rate debt and a portion of our deposits when interest rates change. We take actions to reduce the interest rate risk from this structural balance sheet position primarily by investing in fixed rate securities in our investment portfolio and executing interest rate swaps and other derivative instruments.
We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated funding and non-dollar equity investments in foreign operations.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact on our projected 12-month baseline net interest income resulting from movements in interest rates. In addition to our existing assets and liabilities, we incorporate expected future business growth assumptions, such as loan and deposit growth and pricing, and plans for projected changes in our funding mix in our baseline forecast. We also incorporate the dynamic nature of deposit repricing, which includes pricing lags and changes in deposit beta and mix as interest rates change, and the prepayment sensitivity of our mortgage securities to the level of interest rates. In measuring the sensitivity of interest rate movements on our projected net interest income, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. Our current sensitivity to both upward and downward shocks is largely unchanged as compared to December 31, 2022, as the increase in cash balances was offset by an increase in deposit beta, which was driven by higher interest rates and mix shift toward higher rate paid deposit products. Cash balances reprice relatively rapidly, whereas deposit rates reprice less with both lag and beta effects. In the contexts used in this section, “beta” refers to the percentage of deposit rate repricing relative to an external reference rate such as federal funds. In our models, deposit betas vary dynamically and by product type.

52	Capital One Financial Corporation (COF)

Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact on the net present value of our assets and liabilities, including derivative exposures, resulting from movements in interest rates. Our economic value of equity sensitivity measure is calculated based on our existing assets and liabilities, including derivatives, and does not incorporate business growth assumptions or projected balance sheet changes. Similar to our net interest income sensitivity measure, we incorporate the dynamic nature of deposit repricing and attrition, which includes pricing lags and changes in deposit beta as interest rates change and the prepayment sensitivity of our mortgage securities to the level of interest rates. Other key assumptions used in the calculation include attrition assumptions for loans and other assets, term structure modeling of interest rates and discount spreads. In measuring the sensitivity of interest rate movements on our economic value of equity, we assume a hypothetical instantaneous parallel shift in the level of interest rates detailed in Table 32 below. Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and is largely unchanged in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity increased as compared to December 31, 2022, primarily due to an increase in deposit beta driven by higher interest rates and mix shift towards higher rate paid deposit products.
Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of June 30, 2023 and December 31, 2022. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.
Table 32: Interest Rate Sensitivity Analysis

	June 30, 2023	December 31, 2022
Estimated impact on projected baseline net interest income:
+200 basis points	0.8%	0.4%
+100 basis points	0.9	0.8
+50 basis points	0.5	0.4
–50 basis points	(0.5)	(0.7)
–100 basis points	(1.2)	(1.3)
–200 basis points	(2.5)	(2.6)
Estimated impact on economic value of equity:
+200 basis points	(5.2)	(4.3)
+100 basis points	(2.0)	(1.5)
+50 basis points	(0.9)	(0.7)
–50 basis points	0.7	0.4
–100 basis points	1.2	0.6
–200 basis points	0.8	(0.2)
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

53	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 861 million GBP and 785 million GBP as of June 30, 2023 and December 31, 2022, respectively, and 1.6 billion CAD and 1.7 billion CAD as of June 30, 2023 and December 31, 2022, respectively. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR as of both June 30, 2023 and December 31, 2022.
Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.1 billion GBP and 1.9 billion GBP as of June 30, 2023 and December 31, 2022, respectively, and 2.3 billion CAD and 2.2 billion CAD as of June 30, 2023 and December 31, 2022, respectively.
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

54	Capital One Financial Corporation (COF)

London Interbank Offered Rate Transition
As of June 30, 2023, our remaining exposure to the London Interbank Offered Rate (“LIBOR”) is limited to contracts that will transition via contractual fallback language or, to a lesser extent, the LIBOR Act to an identified replacement rate alternative on their next respective scheduled reset dates. In the U.S., the Secured Overnight Financing Rate (“SOFR”) has been selected as the preferred alternative rate by the Alternative Reference Rates Committee (“ARRC”) for certain U.S. dollar derivative and cash instruments. The majority of LIBOR contracts that we have transitioned to alternative rates have employed SOFR.

SUPERVISION AND REGULATION
Stress Capital Buffer Requirement Update
On June 28, 2023, the Federal Reserve released the results of its supervisory stress tests for the 2023 cycle. Based on the Company’s 2023 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 is 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2023.
Deposit Insurance Assessments Update
On May 11, 2023, the FDIC released a notice of proposed rulemaking, which would implement a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 bps over eight quarterly assessment periods. The proposed assessment base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022 on its Consolidated Reports of Condition and Income (Call Report), adjusted to exclude the first $5 billion.
Basel III Capital Rules Update
On July 27, 2023, the Federal Banking Agencies released a notice of proposed rulemaking to revise the Basel III Capital Rules applicable to the Company and the Bank. We are in the process of evaluating this proposed rulemaking and assessing its potential impact on Capital One.
We provide information on our Supervision and Regulation in our 2022 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

55	Capital One Financial Corporation (COF)

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
•the impact of the Coronavirus disease pandemic on our business, financial condition and results of operations may persist for an extended period or worsen, including labor shortages, disruption of global supply chains and inflationary pressures, and could impact our estimates of credit losses in our loan portfolios required in computing our allowance for credit losses;
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

56	Capital One Financial Corporation (COF)

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
•compliance with applicable laws and regulations related to privacy, data protection and data security;
•our ability to protect our intellectual property; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

57	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Reconciliation of Non-GAAP Measures
The following table summarizes our non-GAAP measures. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly-titled measures reported by other companies. Management believes that these non-GAAP measures are useful in assessing capital adequacy and the level of returns generated. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with GAAP. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with GAAP.
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	June 30, 2023	December 31, 2022
Tangible Common Equity (Period-End):
Stockholders’ equity	$54,559	$52,582
Goodwill and other intangible assets(1)	(15,356)	(14,902)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$34,358	$32,835
Tangible Assets (Period-End):
Total assets	$467,800	$455,249
Goodwill and other intangible assets(1)	(15,356)	(14,902)
Tangible assets	$452,444	$440,347
Non-GAAP Ratio:
TCE(2)	7.6%	7.5%

	Three Months Ended		Six Months Ended
(Dollars in millions, except as noted)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average Tangible Common Equity:
Stockholders’ equity	$55,357	$54,165	$55,066	$56,786
Goodwill and other intangible assets(1)	(15,187)	(14,875)	(15,086)	(14,889)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)	(4,845)
Average tangible common equity	$35,325	$34,445	$35,135	$37,051
Average Tangible Assets:
Total assets	$466,652	$435,327	$464,459	$432,806
Goodwill and other intangible assets(1)	(15,187)	(14,875)	(15,086)	(14,889)
Average tangible assets	$451,465	$420,452	$449,373	$417,917
Tangible Book Value per Share:
Tangible common equity (period-end)	$34,358	$33,715	$34,358	$33,715
Outstanding Common Shares	381.4	383.8	381.4	383.8
Tangible book value per common share (period-end)	$90.07	$87.84	$90.07	$87.84
Return on Average Tangible Assets:
Net income	$1,431	$2,031	$2,391	$4,434
Average tangible assets	451,465	420,452	449,373	417,917
Return on average tangible assets(3)	1.27%	1.93%	1.06%	2.12%
Return on Average Tangible Common Equity:
Net income available to common stockholders	$1,351	$1,949	$2,238	$4,267
Average tangible common equity	35,325	34,445	35,135	37,051
Return on average tangible common equity(4)	15.30%	22.63%	12.74%	23.03%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.
(3)Return on average tangible assets is a non-GAAP measure calculated based on annualized income (loss) from continuing operations, net of tax, for the period divided by average tangible assets for the period.

58	Capital One Financial Corporation (COF)

(4)Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.

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
CECL Transition Election: The optional five-year transition period provided to banking institutions to phase in the impact of the CECL standard on their regulatory capital.
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

60	Capital One Financial Corporation (COF)

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
Discontinued operations: The operating results of a component of an entity, as defined by Accounting Standards Codification 205, that are removed from continuing operations when that component has been disposed of or it is management’s intention to sell the component.
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

62	Capital One Financial Corporation (COF)

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
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
ICE: Intercontinental Exchange
IRM: Independent Risk Management

64	Capital One Financial Corporation (COF)

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
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
USD: United States Dollar
VIE: Variable interest entity

65	Capital One Financial Corporation (COF)

66	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2023	2022	2023	2022
Interest income:
Loans, including loans held for sale	$9,057	$6,605	$17,780	$12,972
Investment securities	639	435	1,254	837
Other	470	55	886	70
Total interest income	10,166	7,095	19,920	13,879
Interest expense:
Deposits	2,277	293	4,133	511
Securitized debt obligations	236	65	447	94
Senior and subordinated notes	528	194	1,017	325
Other borrowings	12	26	24	35
Total interest expense	3,053	578	5,621	965
Net interest income	7,113	6,517	14,299	12,914
Provision for credit losses	2,490	1,085	5,285	1,762
Net interest income after provision for credit losses	4,623	5,432	9,014	11,152
Non-interest income:
Interchange fees, net	1,213	1,201	2,352	2,234
Service charges and other customer-related fees	411	415	790	815
Other	275	99	474	442
Total non-interest income	1,899	1,715	3,616	3,491
Non-interest expense:
Salaries and associate benefits	2,317	1,946	4,744	3,972
Occupancy and equipment	506	481	1,014	994
Marketing	886	1,003	1,783	1,921
Professional services	290	458	614	855
Communications and data processing	344	339	694	678
Amortization of intangibles	22	14	36	28
Other	429	342	854	686
Total non-interest expense	4,794	4,583	9,739	9,134
Income from continuing operations before income taxes	1,728	2,564	2,891	5,509
Income tax provision	297	533	500	1,075
Net income	1,431	2,031	2,391	4,434
Dividends and undistributed earnings allocated to participating securities	(23)	(25)	(39)	(53)
Preferred stock dividends	(57)	(57)	(114)	(114)
Net income available to common stockholders	$1,351	$1,949	$2,238	$4,267
Basic earnings per common share:
Net income from continuing operations	$3.53	$4.98	$5.85	$10.65
Net income per basic common share	$3.53	$4.98	$5.85	$10.65
Diluted earnings per common share:
Net income from continuing operations	$3.52	$4.96	$5.83	$10.61
Net income per diluted common share	$3.52	$4.96	$5.83	$10.61

See Notes to Consolidated Financial Statements.
67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Net income	$1,431	$2,031	$2,391	$4,434
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(888)	(2,288)	74	(5,541)
Net unrealized losses on hedging relationships	(424)	(483)	(23)	(1,692)
Foreign currency translation adjustments	34	(52)	47	(57)
Other comprehensive income (loss), net of tax	(1,278)	(2,823)	98	(7,290)
Comprehensive income (loss)	$153	$(792)	$2,489	$(2,856)

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,360	$5,193
Interest-bearing deposits and other short-term investments	38,236	25,663
Total cash and cash equivalents	41,596	30,856
Restricted cash for securitization investors	452	400
Securities available for sale (amortized cost of $88.4 billion and $87.0 billion and allowance for credit losses of $4 million and $3 million as of June 30, 2023 and December 31, 2022, respectively)	78,412	76,919
Loans held for investment:
Unsecuritized loans held for investment	280,933	283,282
Loans held in consolidated trusts	30,390	29,049
Total loans held for investment	311,323	312,331
Allowance for credit losses	(14,646)	(13,240)
Net loans held for investment	296,677	299,091
Loans held for sale ($542 million and $191 million carried at fair value as of June 30, 2023 and December 31, 2022, respectively)	1,211	203
Premises and equipment, net	4,359	4,351
Interest receivable	2,297	2,104
Goodwill	15,060	14,777
Other assets	27,736	26,548
Total assets	$467,800	$455,249

Liabilities:
Interest payable	$637	$527
Deposits:
Non-interest-bearing deposits	29,312	32,203
Interest-bearing deposits	314,393	300,789
Total deposits	343,705	332,992
Securitized debt obligations	17,861	16,973
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	649	883
Senior and subordinated notes	31,627	30,826
Other borrowings	121	33
Total other debt	32,397	31,742
Other liabilities	18,641	20,433
Total liabilities	413,241	402,667
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both June 30, 2023 and December 31, 2022)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 694,326,955 and 690,334,422 shares issued as of June 30, 2023 and December 31, 2022, respectively; 381,441,449 and 381,318,702 shares outstanding as of June 30, 2023 and December 31, 2022, respectively)	7	7
Additional paid-in capital, net	35,163	34,725
Retained earnings	59,028	57,184
Accumulated other comprehensive loss	(9,818)	(9,916)
Treasury stock, at cost (par value $0.01 per share; 312,885,506 and 309,015,720 shares as of June 30, 2023 and December 31, 2022, respectively)	(29,821)	(29,418)
Total stockholders’ equity	54,559	52,582
Total liabilities and stockholders’ equity	$467,800	$455,249

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(1)						48			48
Comprehensive income						960	1,376		2,336
Dividends—common stock(2)			26,635	0	3	(237)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(246)	(246)
Issuances of common stock and restricted stock, net of forfeitures			2,972,149	0	76				76
Compensation expense for restricted stock units					148				148
Balance as of March 31, 2023	4,975,000	$0	693,333,206	$7	$34,952	$57,898	$(8,540)	$(29,664)	$54,653
Cumulative effects of accounting standards adoption(3)						(11)			(11)
Comprehensive income (loss)						1,431	(1,278)		153
Dividends—common stock(2)			4,745	0	1	(233)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(157)	(157)
Issuances of common stock and restricted stock, net of forfeitures			989,004	0	88				88
Compensation expense for restricted stock units					122				122
Balance as of June 30, 2023	4,975,000	$0	694,326,955	$7	$35,163	$59,028	$(9,818)	$(29,821)	$54,559

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						2,403	(4,467)		(2,064)
Dividends—common stock(2)			18,408	0	2	(253)			(251)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,484)	(2,484)
Issuances of common stock and restricted stock, net of forfeitures			2,517,691	0	68				68
Exercises of stock options			7,809	0	1				1
Compensation expense for restricted stock units					103				103
Balance as of March 31, 2022	4,975,000	$0	687,601,852	$7	$34,286	$53,099	$(4,093)	$(26,954)	$56,345
Comprehensive income (loss)						2,031	(2,823)		(792)
Dividends—common stock(2)			4,083	0	1	(237)			(236)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(1,988)	(1,988)
Issuances of common stock and restricted stock, net of forfeitures			671,473	0	70				70
Compensation expense for restricted stock units					68				68
Balance as of June 30, 2022	4,975,000	$0	688,277,408	$7	$34,425	$54,836	$(6,916)	$(28,942)	$53,410
__________
(1)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
(2)We declared dividends per share on our common stock of $0.60 in the second quarter of 2023 and 2022, respectively, and $1.20 in the first six months of 2023 and 2022, respectively.
(3)We have equity method investments in certain non-public entities which adopted ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) as of January 1, 2023. The impact to retained earnings was recorded in the second quarter of 2023, on a one quarter lag consistent with our standard operating procedures for equity method investments.

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Operating activities:
Income from continuing operations, net of tax	$2,391	$4,434
Net income	2,391	4,434
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5,285	1,762
Depreciation and amortization, net	1,576	1,623
Deferred tax benefit	(400)	(11)
Net securities losses	0	6
Loss (gain) on sales of loans	(3)	(181)
Stock-based compensation expense	277	172
Other	(48)	20
Loans held for sale:
Originations and purchases	(3,339)	(4,040)
Proceeds from sales and paydowns	2,975	4,354
Changes in operating assets and liabilities:
Changes in interest receivable	(178)	(151)
Changes in other assets	(55)	(5,578)
Changes in interest payable	110	52
Changes in other liabilities	(2,245)	414
Net change from discontinued operations	0	(1)
Net cash from operating activities	6,346	2,875
Investing activities:
Securities available for sale:
Purchases	(5,947)	(7,698)
Proceeds from paydowns and maturities	4,282	10,129
Proceeds from sales	0	2,240
Loans:
Net changes in loans originated as held for investment	(2,749)	(17,352)
Principal recoveries of loans previously charged off	1,133	1,092
Net purchases of premises and equipment	(441)	(423)
Net cash used in acquisition activities	(2,785)	0
Net cash used in other investing activities	(652)	(490)
Net cash used in investing activities	(7,159)	(12,502)

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Financing activities:
Deposits and borrowings:
Changes in deposits	$10,743	$(2,913)
Issuance of securitized debt obligations	2,444	6,483
Maturities and paydowns of securitized debt obligations	(1,551)	(3,593)
Issuance of senior and subordinated notes and long-term FHLB advances	5,727	17,528
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(4,886)	(2,357)
Changes in other borrowings	(53)	(391)
Common stock:
Net proceeds from issuances	164	138
Dividends paid	(466)	(487)
Preferred stock:
Dividends paid	(114)	(114)
Purchases of treasury stock	(403)	(4,472)
Proceeds from share-based payment activities	0	1
Net cash from financing activities	11,605	9,823
Changes in cash, cash equivalents and restricted cash for securitization investors	10,792	196
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	31,256	22,054
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$42,048	$22,250
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$745	$775
Interest paid	6,324	969
Income tax paid	631	473

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

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
As of June 30, 2023, Capital One Financial Corporation’s principal subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”).
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
Loan Modifications and Restructurings
We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, and elected the modified retrospective adoption method. The ASU eliminates the accounting guidance for troubled debt restructurings (“TDRs”) and resulted in a cumulative adjustment to retained earnings and our allowance, which was not considered material. Subsequent to adoption, our consideration of modifications in measurement of the allowance for credit losses remains substantively unchanged. The ASU also establishes prospective disclosure requirements for certain loan refinancings and restructurings for borrowers experiencing financial difficulty and current-period gross charge-offs by year of origination for financing receivables and net investments in leases. We provide information on modified loans, including the performance of those loans subsequent to modification in “Note 3—Loans” and gross charge-offs by year of origination in “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”

73	Capital One Financial Corporation (COF)

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
Newly Adopted Accounting Standards During the Six Months Ended June 30, 2023

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

Our adoption of this standard did not have a material impact on our consolidated financial statements.

See “Note 3—Loans” and “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for additional disclosures.

74	Capital One Financial Corporation (COF)

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both June 30, 2023 and December 31, 2022, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of June 30, 2023 and December 31, 2022. Accrued interest receivable of $224 million and $215 million as of June 30, 2023 and December 31, 2022, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	June 30, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,197	$0	$0	$(87)	$5,110
RMBS:
Agency	72,085	0	41	(9,322)	62,804
Non-agency	631	(4)	92	(5)	714
Total RMBS	72,716	(4)	133	(9,327)	63,518
Agency CMBS	8,757	0	7	(752)	8,012
Other securities(1)	1,775	0	3	(6)	1,772
Total investment securities available for sale	$88,445	$(4)	$143	$(10,172)	$78,412

	December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,129	$0	$2	$(90)	$5,041
RMBS:
Agency	71,212	0	53	(9,413)	61,852
Non-agency	653	(3)	93	(6)	737
Total RMBS	71,865	(3)	146	(9,419)	62,589
Agency CMBS	8,626	0	4	(760)	7,870
Other securities(1)	1,427	0	2	(10)	1,419
Total investment securities available for sale	$87,047	$(3)	$154	$(10,279)	$76,919
__________
(1)Includes $1.1 billion and $707 million of asset-backed securities (“ABS”) as of June 30, 2023 and December 31, 2022, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

75	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$3,458	$(33)	$1,145	$(54)	$4,603	$(87)
RMBS:
Agency	12,256	(466)	48,956	(8,856)	61,212	(9,322)
Non-agency	9	0	8	(1)	17	(1)
Total RMBS	12,265	(466)	48,964	(8,857)	61,229	(9,323)
Agency CMBS	1,505	(49)	5,783	(703)	7,288	(752)
Other securities	765	(2)	330	(4)	1,095	(6)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$17,993	$(550)	$56,222	$(9,618)	$74,215	$(10,168)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,464	$(57)	$448	$(33)	$2,912	$(90)
RMBS:
Agency	23,271	(1,809)	36,803	(7,604)	60,074	(9,413)
Non-agency	14	(1)	3	0	17	(1)
Total RMBS	23,285	(1,810)	36,806	(7,604)	60,091	(9,414)
Agency CMBS	4,325	(267)	3,214	(493)	7,539	(760)
Other securities	555	(7)	76	(3)	631	(10)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$30,629	$(2,141)	$40,544	$(8,133)	$71,173	$(10,274)
__________
(1)    Consists of approximately 2,860 and 2,840 securities in gross unrealized loss positions as of June 30, 2023 and December 31, 2022, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of June 30, 2023, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

76	Capital One Financial Corporation (COF)

Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2023
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$753	$4,357	$0	$0	$5,110
RMBS(1):
Agency	0	79	1,181	61,544	62,804
Non-agency	0	0	1	713	714
Total RMBS	0	79	1,182	62,257	63,518
Agency CMBS(1)	49	2,429	3,492	2,042	8,012
Other securities	412	1,330	30	0	1,772
Total securities available for sale	$1,214	$8,195	$4,704	$64,299	$78,412
Amortized cost of securities available for sale	$1,219	$8,452	$5,204	$73,570	$88,445
Weighted-average yield for securities available for sale	4.16%	3.56%	3.00%	2.77%	2.88%
__________
(1)As of June 30, 2023, the weighted-average expected maturities of RMBS and Agency CMBS were 6.9 years and 4.7 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, total proceeds from the sales of our securities were $1.8 billion and $2.2 billion, respectively, with losses of $6 million for both periods, respectively.
Securities Pledged and Received
We pledged investment securities totaling $47.1 billion and $21.3 billion as of June 30, 2023 and December 31, 2022, respectively. These securities are primarily pledged to secure Federal Home Loan Banks (“FHLB”) advances, Bank Term Funding Program and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $66 million and $82 million as of June 30, 2023 and December 31, 2022, respectively, related to our derivative transactions.

77	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $2.1 billion and $1.9 billion as of June 30, 2023 and December 31, 2022, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2023 and December 31, 2022. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$130,886	$1,554	$1,160	$2,375	$5,089	$135,975
International card businesses	6,232	103	59	122	284	6,516
Total credit card	137,118	1,657	1,219	2,497	5,373	142,491
Consumer Banking:
Auto	71,273	2,831	1,370	367	4,568	75,841
Retail banking	1,407	14	4	14	32	1,439
Total consumer banking	72,680	2,845	1,374	381	4,600	77,280
Commercial Banking:
Commercial and multifamily real estate	35,905	91	40	5	136	36,041
Commercial and industrial	55,155	8	123	225	356	55,511
Total commercial banking	91,060	99	163	230	492	91,552
Total loans(1)	$300,858	$4,601	$2,756	$3,108	$10,465	$311,323
% of Total loans	96.64%	1.48%	0.88%	1.00%	3.36%	100.00%

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$127,066	$1,405	$975	$2,135	$4,515	$131,581
International card businesses	5,895	86	58	110	254	6,149
Total credit card	132,961	1,491	1,033	2,245	4,769	137,730
Consumer Banking:
Auto	73,467	3,101	1,418	387	4,906	78,373
Retail banking	1,518	13	4	17	34	1,552
Total consumer banking	74,985	3,114	1,422	404	4,940	79,925

78	Capital One Financial Corporation (COF)

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	37,417	0	1	35	36	37,453
Commercial and industrial	56,942	61	55	165	281	57,223
Total commercial banking	94,359	61	56	200	317	94,676
Total loans(1)	$302,305	$4,666	$2,511	$2,849	$10,026	$312,331
% of Total loans	96.79%	1.50%	0.80%	0.91%	3.21%	100.00%
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.4 billion as of both June 30, 2023 and December 31, 2022.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of June 30, 2023 and December 31, 2022. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2023			December 31, 2022
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$2,375	N/A	$0	$2,135	N/A	$0
International card businesses	116	$10	0	105	$9	0
Total credit card	2,491	10	0	2,240	9	0
Consumer Banking:
Auto	0	588	0	0	595	0
Retail banking	0	43	19	0	39	8
Total consumer banking	0	631	19	0	634	8
Commercial Banking:
Commercial and multifamily real estate	0	416	303	0	271	246
Commercial and industrial	0	395	218	0	430	294
Total commercial banking	0	811	521	0	701	540
Total	$2,491	$1,452	$540	$2,240	$1,344	$548
% of Total loans held for investment	0.80%	0.47%	0.17%	0.72%	0.43%	0.18%
__________
(1)We recognized interest income for loans classified as nonperforming of $5 million and $17 million for the three and six months ended June 30, 2023, respectively, and $1 million and $11 million for the three and six months ended June 30, 2022, respectively.

79	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of June 30, 2023 and December 31, 2022.
Table 3.3: Credit Card Delinquency Status

	June 30, 2023			December 31, 2022
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$130,591	$295	$130,886	$126,811	$255	$127,066
30-59 days	1,535	19	1,554	1,388	17	1,405
60-89 days	1,148	12	1,160	964	11	975
Greater than 90 days	2,356	19	2,375	2,121	14	2,135
Total domestic credit card	135,630	345	135,975	131,284	297	131,581

International card businesses:
Current	6,209	23	6,232	5,866	29	5,895
30-59 days	101	2	103	83	3	86
60-89 days	58	1	59	55	3	58
Greater than 90 days	121	1	122	106	4	110
Total international card businesses	6,489	27	6,516	6,110	39	6,149
Total credit card	$142,119	$372	$142,491	$137,394	$336	$137,730
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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of June 30, 2023 and December 31, 2022. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

80	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Vintage Year

	June 30, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$6,319	$15,029	$11,726	$4,147	$1,828	$695	$39,744	$0	$0	$39,744
621-660	2,632	5,284	4,145	1,756	850	388	15,055	0	0	15,055
620 or below	3,725	6,604	5,320	3,052	1,586	755	21,042	0	0	21,042
Total auto	12,676	26,917	21,191	8,955	4,264	1,838	75,841	0	0	75,841

Retail banking—Delinquency status:
Current	54	150	94	72	123	530	1,023	379	5	1,407
30-59 days	0	3	0	1	0	3	7	7	0	14
60-89 days	0	0	0	0	0	1	1	3	0	4
Greater than 90 days	0	0	0	0	0	9	9	4	1	14
Total retail banking	54	153	94	73	123	543	1,040	393	6	1,439
Total consumer banking	$12,730	$27,070	$21,285	$9,028	$4,387	$2,381	$76,881	$393	$6	$77,280

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,872	$14,246	$5,354	$2,595	$1,032	$328	$41,427	$0	$0	$41,427
621-660	6,212	5,060	2,257	1,167	513	185	15,394	0	0	15,394
620 or below	7,717	6,501	3,898	2,144	914	378	21,552	0	0	21,552
Total auto	31,801	25,807	11,509	5,906	2,459	891	78,373	0	0	78,373

Retail banking—Delinquency status:
Current	166	128	82	133	127	470	1,106	408	4	1,518
30-59 days	2	1	0	0	0	2	5	8	0	13
60-89 days	0	1	0	0	0	1	2	2	0	4
Greater than 90 days	0	0	0	0	3	8	11	4	2	17
Total retail banking	168	130	82	133	130	481	1,124	422	6	1,552
Total consumer banking	$31,969	$25,937	$11,591	$6,039	$2,589	$1,372	$79,497	$422	$6	$79,925
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

81	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of June 30, 2023 and December 31, 2022. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$5,154	$7,819	$2,037	$608	$965	$2,536	$19,119	$13,317	$25	$32,461
Criticized performing	669	1,098	265	142	331	639	3,144	20	0	3,164
Criticized nonperforming	30	64	21	0	30	271	416	0	0	416
Total commercial and multifamily real estate	5,853	8,981	2,323	750	1,326	3,446	22,679	13,337	25	36,041
Commercial and industrial
Noncriticized	7,677	17,297	4,359	2,223	717	2,935	35,208	16,728	186	52,122
Criticized performing	407	763	330	52	260	330	2,142	852	0	2,994
Criticized nonperforming	8	22	43	24	145	97	339	56	0	395
Total commercial and industrial	8,092	18,082	4,732	2,299	1,122	3,362	37,689	17,636	186	55,511
Total commercial banking	$13,945	$27,063	$7,055	$3,049	$2,448	$6,808	$60,368	$30,973	$211	$91,552

82	Capital One Financial Corporation (COF)

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$9,527	$4,086	$1,161	$1,671	$1,280	$2,898	$20,623	$13,254	$25	$33,902
Criticized performing	814	376	202	412	302	1,061	3,167	113	0	3,280
Criticized nonperforming	101	22	0	13	19	116	271	0	0	271
Total commercial and multifamily real estate	10,442	4,484	1,363	2,096	1,601	4,075	24,061	13,367	25	37,453
Commercial and industrial
Noncriticized	22,105	6,031	2,934	1,809	973	2,658	36,510	17,187	21	53,718
Criticized performing	992	560	156	160	167	76	2,111	964	0	3,075
Criticized nonperforming	196	21	5	87	40	5	354	76	0	430
Total commercial and industrial	23,293	6,612	3,095	2,056	1,180	2,739	38,975	18,227	21	57,223
Total commercial banking	$33,735	$11,096	$4,458	$4,152	$2,781	$6,814	$63,036	$31,594	$46	$94,676
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
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty (“FDMs”). The types of modifications we offer borrowers experiencing financial difficulty did not change as a result of ASU 2022-02. Under this new accounting guidance, FDMs are accumulated and the performance of each loan that received a FDM is reported on a rolling twelve month basis. For the interim reporting period ended June 30, 2023, FDMs and the related borrower performance information pertain to FDMs which occurred in the three and six months ended June 30, 2023. For additional information on FDMs, see “Note 1—Summary of Significant Accounting Policies.”
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

83	Capital One Financial Corporation (COF)

The following table presents the major modification types, amortized cost amounts per modification and financial effects for all FDMs undertaken during the three and six months ended June 30, 2023.
Table 3.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$154	$40	$194	$—	$—	$—	$—	$—	$—	$194
Term extension	—	—	—	41	1	42	147	172	319	361
Principal balance reduction	—	—	—	7	—	7	64	—	64	71
Interest rate reduction and term extension	—	—	—	173	—	173	—	—	—	173
Other(1)	—	—	—	1	—	1	54	21	75	76
Total loans modified	$154	$40	$194	$222	$1	$223	$265	$193	$458	$875
% of total class of receivables	0.11%	0.61%	0.14%	0.29%	0.08%	0.29%	0.74%	0.35%	0.50%	0.28%

	Six Months Ended June 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$285	$61	$346	$—	$—	$—	$—	$—	$—	$346
Term extension	—	—	—	77	3	80	246	237	483	563
Principal balance reduction	—	—	—	12	—	12	64	—	64	76
Principal balance reduction and term extension	—	—	—	—	—	—	—	17	17	17
Interest rate reduction and term extension	—	—	—	330	—	330	—	—	—	330
Other(1)	—	—	—	2	—	2	54	146	200	202
Total loans modified	$285	$61	$346	$421	$3	$424	$364	$400	$764	$1,534
% of total class of receivables	0.21%	0.94%	0.24%	0.55%	0.21%	0.55%	1.01%	0.72%	0.83%	0.49%
__________
(1)Commercial Banking consists of modifications other than interest rate reduction, term extension, or principal balance reduction.
Table 3.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.06%	27.99%	8.82%	2.00%	—%	—%
Payment delay duration (in months)	—	—	6	20	16	4
Principal balance reduction	$—	$—	$—	$—	$20	$—

	Six Months Ended June 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.04%	26.90%	8.78%	2.00%	—%	—%
Payment delay duration (in months)	—	—	6	15	16	6
Principal balance reduction	$—	$—	$—	$—	$23	$—

84	Capital One Financial Corporation (COF)

Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Note 1—Summary of Significant Accounting Policies” for additional information on how the allowance for modified loans is calculated for each portfolio segment.
The following table presents FDMs over a rolling 12 month period by delinquency status as of June 30, 2023.
Table 3.8 Delinquency Status of Loan Modifications to Borrowers Experiencing Financial Difficulty(1)

	June 30, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$160	$42	$27	$56	$125	$285
International card businesses	24	6	6	25	37	61
Total credit card	184	48	33	81	162	346
Consumer Banking:
Auto	337	49	26	9	84	421
Retail banking	3	0	0	0	0	3
Total consumer banking	340	49	26	9	84	424
Commercial Banking:
Commercial and multifamily real estate	339	0	0	25	25	364
Commercial and industrial	275	0	13	112	125	400
Total commercial banking	614	0	13	137	150	764
Total	$1,138	$97	$72	$227	$396	$1,534
__________
(1)Commitments to lend additional funds on FDMs totaled $48 million as of June 30, 2023.
Subsequent Defaults of Financial Difficulty Modifications to Borrowers
FDMs may subsequently enter default. A default occurs if a FDM is either 90 days or more delinquent, has been charged off, or has been reclassified from accrual to nonaccrual status. Loans that entered a modification program in any stage of delinquency are included in the aging table above. Loans that entered a modification program while in default are not considered to have subsequently defaulted for purposes of this disclosure. The allowance for any FDMs that have subsequently defaulted is measured using the same methodology as the allowance for loans held for investment. See “Note 1—Summary of Significant Accounting Policies” for additional information.
FDMs that entered default subsequent to their modification were insignificant during the three months ended March 31, 2023. The following table presents FDMs that entered subsequent default for the three months ended June 30, 2023.

85	Capital One Financial Corporation (COF)

Table 3.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$37	$0	$0	$37
International card businesses	4	0	0	4
Total credit card	41	0	0	41
Consumer Banking:
Auto	0	3	51	54
Total consumer banking	0	3	51	54
Total	$41	$3	$51	$95

86	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, and elected the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs, and establishes disclosure requirements, to be applied prospectively, for loans with FDMs.
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the three and six months ended June 30, 2022.
Table 3.10: Troubled Debt Restructurings(1)

		Three Months Ended June 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$57	100%	15.56%	N/A	N/A
International card businesses	30	100	27.65	N/A	N/A
Total credit card	87	100	19.70	N/A	N/A
Consumer Banking:
Auto	280	49	8.56	97%	4
Total consumer banking	280	49	8.56	97	4
Commercial Banking:
Commercial and multifamily real estate	133	N/A	N/A	91	14
Commercial and industrial	129	N/A	N/A	33	13
Total commercial banking	262	N/A	N/A	62	14
Total	$629

		Six Months Ended June 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$119	100%	15.09%	N/A	N/A
International card businesses	64	100	27.83	N/A	N/A
Total credit card	183	100	19.54	N/A	N/A
Consumer Banking:
Auto	519	52	8.68	97%	4
Retail banking	1	N/A	N/A	100	12
Total consumer banking	520	52	8.68	97	4
Commercial Banking:
Commercial and multifamily real estate	264	4	0.29	77	13
Commercial and industrial	167	N/A	N/A	45	12
Total commercial banking	431	2	0.29	64	13
Total	$1,134
__________
(1)Commitments to lend additional funds on loans modified in TDRs totaled $166 million as of June 30, 2022.

87	Capital One Financial Corporation (COF)

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
Table 3.11: TDR—Subsequent Defaults

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	8,012	$17	14,024	$28
International card businesses	19,611	20	36,118	39
Total credit card	27,623	37	50,142	67
Consumer Banking:
Auto	3,539	63	5,510	96
Retail banking	0	0	0	0
Total consumer banking	3,539	63	5,510	96
Commercial Banking:
Commercial and industrial	2	4	3	35
Total commercial banking	2	4	3	35
Total	31,164	$104	55,655	$198
Loans Pledged
We pledged loan collateral of $8.3 billion and $9.8 billion to secure a portion of our FHLB borrowing capacity of $34.2 billion and $19.9 billion as of June 30, 2023 and December 31, 2022, respectively. We also pledged loan collateral of $70.2 billion and $34.1 billion to secure our Federal Reserve Discount Window borrowing capacity of $41.5 billion and $19.7 billion as of June 30, 2023 and December 31, 2022, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2023, we converted $159 million and $342 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and six months ended June 30, 2022, we converted $41 million and $332 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

88	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2023 and 2022. Our allowance for credit losses increased by $1.4 billion to $14.6 billion as of June 30, 2023 from December 31, 2022.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2023	$10,410	$2,205	$1,703	$14,318
Charge-offs	(1,868)	(526)	(378)	(2,772)
Recoveries(1)	340	247	0	587
Net charge-offs	(1,528)	(279)	(378)	(2,185)
Provision for credit losses	2,084	259	160	2,503
Allowance build (release) for credit losses	556	(20)	(218)	318
Other changes(2)	10	0	0	10
Balance as of June 30, 2023	10,976	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of March 31, 2023	0	0	211	211
Provision (benefit) for losses on unfunded lending commitments	0	0	(14)	(14)
Balance as of June 30, 2023	0	0	197	197
Combined allowance and reserve as of June 30, 2023	$10,976	$2,185	$1,682	$14,843

89	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(3,556)	(1,057)	(402)	(5,015)
Recoveries(1)	659	471	3	1,133
Net charge-offs	(2,897)	(586)	(399)	(3,882)
Provision for credit losses	4,345	534	426	5,305
Allowance build (release) for credit losses	1,448	(52)	27	1,423
Other changes(2)	46	0	0	46
Balance as of June 30, 2023	10,976	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(21)	(21)
Balance as of June 30, 2023	0	0	197	197
Combined allowance and reserve as of June 30, 2023	$10,976	$2,185	$1,682	$14,843

	Three Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2022	$8,280	$1,902	$1,126	$11,308
Charge-offs	(1,009)	(331)	(43)	(1,383)
Recoveries(1)	331	195	12	538
Net charge-offs	(678)	(136)	(31)	(845)
Provision for credit losses	581	281	183	1,045
Allowance build (release) for credit losses	(97)	145	152	200
Other changes(2)	(17)	0	0	(17)
Balance as of June 30, 2022	8,166	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of March 31, 2023	0	0	200	200
Provision for losses on unfunded lending commitments	0	0	39	39
Balance as of June 30, 2022	0	0	239	239
Combined allowance and reserve as of June 30, 2022	$8,166	$2,047	$1,517	$11,730

90	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(1,964)	(680)	(60)	(2,704)
Recoveries(1)	679	398	15	1,092
Net charge-offs	(1,285)	(282)	(45)	(1,612)
Provision for credit losses	1,126	411	156	1,693
Allowance build (release) for credit losses	(159)	129	111	81
Other changes(2)	(20)	0	0	(20)
Balance as of June 30, 2022	8,166	2,047	1,278	11,491
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	74	74
Balance as of June 30, 2022	0	0	239	239
Combined allowance and reserve as of June 30, 2022	$8,166	$2,047	$1,517	$11,730
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents the initial allowance for purchased credit-deteriorated loans and foreign currency translation adjustments. The initial allowance of purchased credit-deteriorated loans was $32 million for the six months ended June 30, 2023. There were no purchased credit-deteriorated loans acquired in the three months ended June 30, 2023.
(3)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective approach, which consists of implementing disclosure requirements prospectively as of the adoption date. The ASU requires public entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases.
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

91	Capital One Financial Corporation (COF)

The table below presents gross charge-offs for loans held for investment by vintage year during the six months ended June 30, 2023.
Table 4.2: Gross Charge-Offs by Vintage Year

	Six Months Ended June 30, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$3,310	$35	$3,345
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	205	6	211
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	3,515	41	3,556
Consumer Banking
Auto	$13	$344	$341	$167	$96	$63	$1,024	0	0	1,024
Retail banking	0	0	1	0	0	0	1	32	0	33
Total consumer banking	13	344	342	167	96	63	1,025	32	0	1,057
Commercial Banking
Commercial and multifamily real estate	0	29	46	22	98	185	380	0	0	380
Commercial and industrial	2	2	0	0	0	3	7	15	0	22
Total commercial banking	2	31	46	22	98	188	387	15	0	402
Total	$15	$375	$388	$189	$194	$251	$1,412	$3,562	$41	$5,015

92	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2023 and 2022.
Table 4.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Estimated reimbursements from partners, beginning of period	$1,841	$1,366
Amounts due from partners for charged off loans	(231)	(119)
Change in estimated partner reimbursements that decreased provision for credit losses	298	55
Estimated reimbursements from partners, end of period	$1,908	$1,302

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Estimated reimbursements from partners, beginning of period	$1,558	$1,450
Amounts due from partners for charged off loans	(432)	(226)
Change in estimated partner reimbursements that decreased provision for credit losses(1)	782	78
Estimated reimbursements from partners, end of period	$1,908	$1,302
__________
(1)Includes adjustments for purchased credit-deteriorated (“PCD”) loans acquired in the first quarter of 2023.

93	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2023 and December 31, 2022. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,763	$14,689	$0	$0	$0
Auto loan securitizations	4,989	4,102	0	0	0
Total securitization-related VIEs	29,752	18,791	0	0	0
Other VIEs:(3)
Affordable housing entities	266	14	5,332	1,891	5,332
Entities that provide capital to low-income and rural communities	2,562	10	0	0	0
Other(4)	0	0	456	0	456
Total other VIEs	2,828	24	5,788	1,891	5,788
Total VIEs	$32,580	$18,815	$5,788	$1,891	$5,788

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,620	$13,877	$0	$0	$0
Auto loan securitizations	4,863	4,002	0	0	0
Total securitization-related VIEs	28,483	17,879	0	0	0

94	Capital One Financial Corporation (COF)

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Other VIEs:(3)
Affordable housing entities	261	19	4,944	1,596	4,944
Entities that provide capital to low-income and rural communities	2,301	10	0	0	0
Other(4)	0	0	337	0	337
Total other VIEs	2,562	29	5,281	1,596	5,281
Total VIEs	$31,045	$17,908	$5,281	$1,596	$5,281
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.4 billion of assets and $780 million of liabilities as of June 30, 2023, and $2.3 billion of assets and $616 million of liabilities as of December 31, 2022.
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

95	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2023 and December 31, 2022.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
June 30, 2023:
Securities held by third-party investors	$13,766	$4,095
Receivables in the trusts	25,589	4,801
Cash balance of spread or reserve accounts	0	20
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2022:
Securities held by third-party investors	$12,976	$3,997
Receivables in the trusts	24,367	4,682
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2023 and 2022, we recognized amortization of $345 million and $322 million, respectively, and tax credits of $434 million and $467 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.2 billion and $4.9 billion as of June 30, 2023 and December 31, 2022, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was

96	Capital One Financial Corporation (COF)

$2.1 billion and $1.8 billion as of June 30, 2023 and December 31, 2022 respectively, and is largely expected to be paid from 2023 to 2026.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.3 billion and $4.9 billion as of June 30, 2023 and December 31, 2022, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $13.2 billion and $12.5 billion as of June 30, 2023 and December 31, 2022, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.6 billion and $2.3 billion as of June 30, 2023 and December 31, 2022, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $456 million and $337 million as of June 30, 2023 and December 31, 2022, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

97	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of June 30, 2023 and December 31, 2022. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	June 30, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,060	N/A	$15,060
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(57)	312
Other(1)	176	(132)	44
Total other intangible assets	545	(189)	356
Total goodwill and other intangible assets	$15,605	$(189)	$15,416
Commercial MSRs(2)	$653	$(236)	$417

	December 31, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,777	N/A	$14,777
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	147	$(26)	121
Other(1)	195	(157)	38
Total other intangible assets	342	(183)	159
Total goodwill and other intangible assets	$15,119	$(183)	$14,936
Commercial MSRs(2)	$660	$(223)	$437
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $22 million and $36 million for the three and six months ended June 30, 2023, respectively, and $14 million and $28 million for the three and six months ended June 30, 2022, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of June 30, 2023 and December 31, 2022.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2022	$5,078	$4,645	$5,054	$14,777
Acquisitions	273	0	0	273
Other adjustments(1)	10	0	0	10
Balance as of June 30, 2023	$5,361	$4,645	$5,054	$15,060
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments.

98	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2023 and December 31, 2022. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2023	December 31, 2022
Deposits:
Non-interest-bearing deposits	$29,312	$32,203
Interest-bearing deposits(1)	314,393	300,789
Total deposits	$343,705	$332,992
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$649	$883
Total short-term borrowings	$649	$883

	June 30, 2023				December 31, 2022
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2024-2028	0.32% - 5.81%	2.87%	$17,861	$16,973
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2024-2034	0.80 - 6.38	4.00	26,727	24,134
Floating unsecured senior debt	2024-2025	5.75 - 6.41	5.93	1,248	1,597
Total unsecured senior debt			4.09	27,975	25,731
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,652	5,095
Total senior and subordinated notes				31,627	30,826
Other long-term borrowings	2023-2031	0.35 - 9.91	8.29	121	33
Total long-term debt				$49,609	$47,832
Total short-term borrowings and long-term debt				$50,258	$48,715
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of June 30, 2023, time deposits greater than the insured amount was $15.1 billion and the portion of those deposits estimated to be uninsured was $9.5 billion. As of December 31, 2022, time deposits greater than the insured amount was $6.1 billion and the portion of those deposits estimated to be uninsured was $2.0 billion.
(2)Includes $1.2 billion of Euro (“EUR”) denominated unsecured notes as of both June 30, 2023 and December 31, 2022.

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

101	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2023 and December 31, 2022, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2023			December 31, 2022
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$67,225	$6	$25	$60,956	$3	$53
Cash flow hedges	53,100	64	32	30,350	0	451
Total interest rate contracts	120,325	70	57	91,306	3	504
Foreign exchange contracts:
Fair value hedges	1,364	0	176	1,338	0	211
Cash flow hedges	2,340	1	34	2,175	4	14
Net investment hedges	4,760	0	199	4,147	78	91
Total foreign exchange contracts	8,464	1	409	7,660	82	316
Total derivatives designated as accounting hedges	128,789	71	466	98,966	85	820
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	116,019	1,523	1,921	91,601	1,140	1,873
Commodity contracts	29,508	1,064	1,093	28,935	1,756	1,738
Foreign exchange and other contracts	4,585	51	45	4,926	74	78
Total customer accommodation	150,112	2,638	3,059	125,462	2,970	3,689
Other interest rate exposures(2)	999	23	14	1,135	34	22
Other contracts	2,610	13	17	2,238	9	19
Total derivatives not designated as accounting hedges	153,721	2,674	3,090	128,835	3,013	3,730
Total derivatives	$282,510	$2,745	$3,556	$227,801	$3,098	$4,550
Less: netting adjustment(3)		(1,250)	(717)		(1,134)	(1,235)
Total derivative assets/liabilities		$1,495	$2,839		$1,964	$3,315
__________
(1)Does not reflect $2 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2023 and December 31, 2022, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

102	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2023 and December 31, 2022.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2023			December 31, 2022
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$4,118	$(97)	$164	$3,983	$(80)	$200
Interest-bearing deposits	(17,621)	543	(1)	(17,280)	500	(1)
Securitized debt obligations	(13,110)	761	0	(11,921)	748	0
Senior and subordinated notes	(30,380)	1,620	(453)	(24,544)	1,542	(527)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $380 million and $236 million as of June 30, 2023 and December 31, 2022, respectively. The amount of the designated hedged items was $365 million and $225 million as of June 30, 2023 and December 31, 2022, respectively. The cumulative basis adjustments associated with these hedges was $11 million and $13 million as of June 30, 2023 and December 31, 2022, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2023 and December 31, 2022. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

103	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of June 30, 2023
Derivative assets(1)	$2,745	$(479)	$(771)	$1,495	$(71)	$1,424
As of December 31, 2022
Derivative assets(1)	3,098	(759)	(375)	1,964	(96)	1,868

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of June 30, 2023
Derivative liabilities(1)	$3,556	$(479)	$(238)	$2,839	$(56)	$2,783
Repurchase agreements(2)	649	0	0	649	(649)	0
As of December 31, 2022
Derivative liabilities(1)	4,550	(759)	(476)	3,315	(85)	3,230
Repurchase agreements(2)	883	0	0	883	(883)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.2 billion and $608 million as of June 30, 2023 and December 31, 2022, respectively. We also received securities from derivative counterparties with a fair value of approximately $66 million and $82 million as of June 30, 2023 and December 31, 2022, respectively, which we have the ability to re-pledge. We posted $1.9 billion and $2.3 billion of cash collateral as of June 30, 2023 and December 31, 2022, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $662 million and $900 million as of June 30, 2023 and December 31, 2022, respectively, primarily consisting of agency RMBS securities.
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2023 and 2022.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$639	$9,057	$470	$(2,277)	$(236)	$(528)	$275
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$38	$0	$0	$(96)	$(101)	$(259)	$0
Gains (losses) recognized on derivatives	29	0	0	(224)	(162)	(389)	8
Gains (losses) recognized on hedged items(1)	(47)	0	0	223	162	430	(8)

104	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2023
	Net Interest Income						Non-Interest Income
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$20	$0	$0	$(97)	$(101)	$(218)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(297)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(297)	$3	$0	$0	$0	$0

	Six Months Ended June 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,254	$17,780	$886	$(4,133)	$(447)	$(1,017)	$474
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$71	$0	$0	$(174)	$(185)	$(479)	$0
Gains (losses) recognized on derivatives	(20)	0	0	(46)	(14)	(2)	25
Gains (losses) recognized on hedged items(1)	(16)	0	0	43	13	75	(25)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$35	$0	$0	$(177)	$(186)	$(407)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(559)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	6	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(559)	$6	$0	$0	$0	$0

105	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$435	$6,605	$55	$(293)	$(65)	$(194)	$99
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$8	$0	$0	$21	$6	$13	$0
Gains (losses) recognized on derivatives	36	0	0	(73)	(119)	(376)	(74)
Gains (losses) recognized on hedged items(1)	(61)	0	0	74	120	413	73
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$(17)	$0	$0	$22	$7	$50	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$63	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	(1)	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$63	$(1)	$0	$0	$0	$0

106	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$837	$12,972	$70	$(511)	$(94)	$(325)	$442
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$0	$0	$0	$42	$33	$51	$0
Gains (losses) recognized on derivatives	211	0	0	(188)	(424)	(1,232)	(112)
Gains (losses) recognized on hedged items(1)	(262)	0	0	189	423	1,309	111
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(51)	$0	$0	$43	$32	$127	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$190	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	(1)	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$190	$(1)	$0	$0	$0	$0
_________
(1)Includes amortization benefit of $21 million and $36 million for the three and six months ended June 30, 2023, respectively, and amortization benefit of $17 million and $34 million for the three and six months ended June 30, 2022, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $22 million and $30 million for the three and six months ended June 30, 2023, respectively, and a gain of $31 million and $18 million for the three and six months ended June 30, 2022, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $882 million recorded in AOCI as of June 30, 2023 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.7 years as of June 30, 2023. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

107	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2023 and 2022. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$11	$11	$19	$20
Commodity contracts	9	11	17	17
Foreign exchange and other contracts	5	3	8	4
Total customer accommodation	25	25	44	41
Other interest rate exposures	66	(12)	118	14
Other contracts	(12)	(7)	(17)	(5)
Total	$79	$6	$145	$50

108	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of June 30, 2023 and December 31, 2022.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2023	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2023	December 31, 2022
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
__________
(1)Except for Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

109	Capital One Financial Corporation (COF)

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2023, and 2022.
Table 9.2: AOCI

	Three Months Ended June 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of March 31, 2023	$(6,714)	$(1,781)	$(7)	$(38)	$(8,540)
Other comprehensive income (loss) before reclassifications	(888)	(664)	34	0	(1,518)
Amounts reclassified from AOCI into earnings	0	240	0	0	240
Other comprehensive income (loss), net of tax	(888)	(424)	34	0	(1,278)
AOCI as of June 30, 2023	$(7,602)	$(2,205)	$27	$(38)	$(9,818)

	Six Months Ended June 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	74	(466)	47	0	(345)
Amounts reclassified from AOCI into earnings	0	443	0	0	443
Other comprehensive income (loss), net of tax	74	(23)	47	0	98
AOCI as of June 30, 2023	$(7,602)	$(2,205)	$27	$(38)	$(9,818)

	Three Months Ended June 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of March 31, 2022	$(2,956)	$(1,091)	$(26)	$(20)	$(4,093)
Other comprehensive income (loss) before reclassifications	(2,293)	(412)	(52)	0	(2,757)
Amounts reclassified from AOCI into earnings	5	(71)	0	0	(66)
Other comprehensive income (loss), net of tax	(2,288)	(483)	(52)	0	(2,823)
AOCI as of June 30, 2022	$(5,244)	$(1,574)	$(78)	$(20)	$(6,916)

	Six Months Ended June 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(5,546)	(1,535)	(57)	0	(7,138)
Amounts reclassified from AOCI into earnings	5	(157)	0	0	(152)
Other comprehensive income (loss), net of tax	(5,541)	(1,692)	(57)	0	(7,290)
AOCI as of June 30, 2022	$(5,244)	$(1,574)	$(78)	$(20)	$(6,916)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive losses of $78 million and $116 million for the three and six months ended June 30, 2023, respectively, and other comprehensive gains of $174 million and $222 million for the three and six months ended June 30, 2022, respectively, from hedging instruments designated as net investment hedges.

110	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2023 and 2022.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2023	2022	2023	2022
Securities available for sale:
	Non-interest income (loss)	$0	$(6)	$0	$(6)
	Income tax provision (benefit)	0	(1)	0	(1)
	Net income (loss)	0	(5)	0	(5)
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(297)	63	(559)	190
Foreign exchange contracts:	Interest income (loss)	3	(1)	6	(1)
	Interest expense	0	0	(1)	(1)
	Non-interest income (loss)	(22)	31	(30)	18
	Income (loss) from continuing operations before income taxes	(316)	93	(584)	206
	Income tax provision (benefit)	(76)	22	(141)	49
	Net income (loss)	(240)	71	(443)	157
Other:
	Non-interest income and non-interest expense	0	0	0	0
	Net income	0	0	0	0
Total reclassifications		$(240)	$66	$(443)	$152
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2023 and 2022.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(1,171)	$(283)	$(888)	$(3,012)	$(724)	$(2,288)
Net unrealized losses on hedging relationships	(558)	(134)	(424)	(634)	(151)	(483)
Foreign currency translation adjustments(1)	9	(25)	34	4	56	(52)
Other comprehensive loss	$(1,720)	$(442)	$(1,278)	$(3,642)	$(819)	$(2,823)

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$96	$22	$74	$(7,299)	$(1,758)	$(5,541)
Net unrealized gains (losses) on hedging relationships	(30)	(7)	(23)	(2,227)	(535)	(1,692)
Foreign currency translation adjustments(1)	10	(37)	47	14	71	(57)
Other comprehensive income (loss)	$76	$(22)	$98	$(9,512)	$(2,222)	$(7,290)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

111	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2023	2022	2023	2022
Net income	$1,431	$2,031	$2,391	$4,434
Dividends and undistributed earnings allocated to participating securities	(23)	(25)	(39)	(53)
Preferred stock dividends	(57)	(57)	(114)	(114)
Net income available to common stockholders	$1,351	$1,949	$2,238	$4,267

Total weighted-average basic common shares outstanding	382.8	391.2	382.7	400.8
Effect of dilutive securities:(1)
Stock options	0.1	0.4	0.1	0.4
Other contingently issuable shares	0.8	1.0	1.0	1.1
Total effect of dilutive securities	0.9	1.4	1.1	1.5
Total weighted-average diluted common shares outstanding	383.7	392.6	383.8	402.3
Basic earnings per common share:
Net income per basic common share	$3.53	$4.98	$5.85	$10.65
Diluted earnings per common share:(1)
Net income per diluted common share	$3.52	$4.96	$5.83	$10.61
__________
(1)There were no awards excluded from the computation of diluted earnings per share for the three months ended June 30, 2023. Excluded from the computation of diluted earnings per share were awards of 20 thousand shares for the six months ended June 30, 2023, because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2022, awards of 37 thousand shares and 19 thousand shares were excluded from the computation of diluted earnings per share. There were no anti-dilutive stock options for the three months and six months ended June, 30, 2023 or the three months and six months ended June 30, 2022.

112	Capital One Financial Corporation (COF)

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

113	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,110	$0	$0	0	$5,110
RMBS	0	63,312	206	0	63,518
CMBS	0	7,879	133	0	8,012
Other securities	125	1,647	0	0	1,772
Total securities available for sale	5,235	72,838	339	0	78,412
Loans held for sale	0	542	0	0	542
Other assets:
Derivative assets(2)	545	988	1,212	$(1,250)	1,495
Other(3)	540	3	36	0	579
Total assets	$6,320	$74,371	$1,587	$(1,250)	$81,028
Liabilities:
Other liabilities:
Derivative liabilities(2)	$482	$1,926	$1,148	$(717)	$2,839
Total liabilities	$482	$1,926	$1,148	$(717)	$2,839

	December 31, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,041	$0	$0	0	$5,041
RMBS	0	62,353	236	0	62,589
CMBS	0	7,728	142	0	7,870
Other securities	186	1,233	0	0	1,419
Total securities available for sale	5,227	71,314	378	0	76,919
Loans held for sale	0	191	0	0	191
Other assets:
Derivative assets(2)	474	2,545	79	$(1,134)	1,964
Other(3)	464	3	36	0	503
Total assets	$6,165	$74,053	$493	$(1,134)	$79,577
Liabilities:
Other liabilities:
Derivative liabilities(2)	$823	$3,653	$74	$(1,235)	$3,315
Total liabilities	$823	$3,653	$74	$(1,235)	$3,315
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect $2 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2023 and December 31, 2022, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

114	Capital One Financial Corporation (COF)

(3)As of June 30, 2023 and December 31, 2022, other includes retained interests in securitizations of $36 million and $36 million, deferred compensation plan assets of $536 million and $453 million, and equity securities of $7 million (including unrealized losses of $1 million) and $14 million (including unrealized losses of $23 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(1)
(Dollars in millions)	Balance, April 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2023
Securities available for sale:(2)
RMBS	$247	$3	$(2)	$0	$0	$0	$(6)	$11	$(47)	$206	$2
CMBS	145	0	(11)	0	0	0	(1)	0	0	133	0
Total securities available for sale	392	3	(13)	0	0	0	(7)	11	(47)	339	2
Other assets:
Retained interests in securitizations	36	0	0	0	0	0	0	0	0	36	0
Net derivative assets (liabilities)(3)(4)	18	(13)	0	0	0	69	45	(55)	0	64	6

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2023
Securities available for sale:(2)
RMBS	$236	$4	$1	$0	$0	$0	$(11)	$45	$(69)	$206	$4
CMBS	142	0	(6)	0	0	0	(3)	0	0	133	0
Total securities available for sale	378	4	(5)	0	0	0	(14)	45	(69)	339	4
Other assets:
Retained interests in securitizations	36	0	0	0	0	0	0	0	0	36	0
Net derivative assets (liabilities)(3)(4)	5	(18)	0	0	0	173	57	(152)	(1)	64	51

115	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(1)
(Dollars in millions)	Balance, April 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2022
Securities available for sale:(2)
RMBS	$211	$3	$(8)	$0	$0	$0	$(15)	$72	$(23)	$240	$2
CMBS	21	0	(1)	0	0	0	(4)	0	(3)	13	0
Total securities available for sale	232	3	(9)	0	0	0	(19)	72	(26)	253	2
Other assets:
Retained interests in securitizations	39	(2)	0	0	0	0	0	0	0	37	(2)
Net derivative assets (liabilities)(3)	22	(46)	0	0	0	8	4	0	0	(12)	(18)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2022
Securities available for sale:(2)
RMBS	$258	$13	$(20)	$0	$0	$0	$(43)	$84	$(52)	$240	$5
CMBS	9	0	(1)	0	0	0	(5)	13	(3)	13	(1)
Total securities available for sale	267	13	(21)	0	0	0	(48)	97	(55)	253	4
Other assets:
Retained interests in securitizations	41	(4)	0	0	0	0	0	0	0	37	(4)
Net derivative assets (liabilities)(3)	19	(41)	0	0	0	36	2	(28)	0	(12)	(38)
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and six months ended June 30, 2023, included in OCI related to Level 3 securities available for sale still held as of June 30, 2023 were net unrealized losses of $13 million and $5 million. For the three and six months ended June 30, 2022, included in OCI related to Level 3 securities available for sale still held as of June 30, 2022 were net unrealized losses of $11 million and $20 million.
(3)Includes derivative assets and liabilities of $1.2 billion and $1.1 billion, respectively, as of June 30, 2023 and $131 million and $143 million, respectively, as of June 30, 2022.
(4)Transfers into Level 3 primarily consist of term SOFR-indexed interest rate derivatives.

116	Capital One Financial Corporation (COF)

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
Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$206	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-17% 5-12% 0-12% 30-80%	7% 8% 2% 57%
CMBS	133	Discounted cash flows (vendor pricing)	Yield	4-6%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-60 9-13% 5-12% 1-2% 23-163%	N/A
Net derivative assets (liabilities)	64	Discounted cash flows	Swap rates	3-5%	4%

117	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$236	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-12% 4-20% 0-11% 30-80%	7% 8% 2% 58%
CMBS	142	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-43 9-18% 4-7% 1% 62-291%	N/A
Net derivative assets (liabilities)	5	Discounted cash flows	Swap rates	3-4%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2023 and December 31, 2022, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	June 30, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$391	$391
Loans held for sale	0	0	0
Other assets(1)	0	85	85
Total	$0	$476	$476

	December 31, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$284	$284
Loans held for sale	11	0	11
Other assets(1)	0	220	220
Total	$11	$504	$515
__________
(1)As of June 30, 2023, other assets included investments accounted for under measurement alternative of $33 million, repossessed assets of $50 million, and long-lived assets held for sale and right-of-use assets totaling $2 million. As of December 31, 2022, other assets included investments accounted for under

118	Capital One Financial Corporation (COF)

measurement alternative of $4 million, cost method investments of $3 million, repossessed assets of $55 million and long-lived assets held for sale and right-of-use assets totaling $158 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 20%, and from 0% to 43%, with a weighted average of 20%, as of June 30, 2023 and December 31, 2022, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2023 and 2022.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Loans held for investment	$(275)	$31
Loans held for sale	0	(6)
Other assets(1)	(45)	(28)
Total	$(320)	$(3)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2023 and December 31, 2022.
Table 11.6: Fair Value of Financial Instruments

	June 30, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,596	$41,596	$3,360	$38,236	$0
Restricted cash for securitization investors	452	452	452	0	0
Net loans held for investment	296,677	299,206	0	0	299,206
Loans held for sale(1)	669	669	0	669	0
Interest receivable	2,297	2,297	0	2,297	0
Other investments(2)	1,326	1,326	0	1,326	0
Financial liabilities:
Deposits with defined maturities	78,336	77,924	0	77,924	0
Securitized debt obligations	17,861	17,811	0	17,811	0
Senior and subordinated notes	31,627	31,334	0	31,334	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	649	649	0	649	0
Interest payable	637	637	0	637	0

119	Capital One Financial Corporation (COF)

	December 31, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,856	$30,856	$5,193	$25,663	$0
Restricted cash for securitization investors	400	400	400	0	0
Net loans held for investment	299,091	302,920	0	0	302,920
Loans held for sale	11	11	0	11	0
Interest receivable	2,104	2,104	0	2,104	0
Other investments(2)	1,326	1,326	0	1,326	0
Financial liabilities:
Deposits with defined maturities	45,858	45,531	0	45,531	0
Securitized debt obligations	16,973	16,918	0	16,918	0
Senior and subordinated notes	30,826	30,744	0	30,744	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	883	0	883	0
Interest payable	527	527	0	527	0
__________
(1)Represents individual loans and loan portfolios we have made the decision to sell, including a commercial office real estate loan portfolio.
(2)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

120	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2023 and 2022, selected balance sheet data as of June 30, 2023 and 2022, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

121	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$4,727	$2,269	$632	$(515)	$7,113
Non-interest income (loss)	1,499	149	257	(6)	1,899
Total net revenue (loss)(2)	6,226	2,418	889	(521)	9,012
Provision for credit losses	2,084	259	146	1	2,490
Non-interest expense	3,020	1,231	482	61	4,794
Income (loss) from continuing operations before income taxes	1,122	928	261	(583)	1,728
Income tax provision (benefit)	265	219	61	(248)	297
Income (loss) from continuing operations, net of tax	$857	$709	$200	$(335)	$1,431
Loans held for investment	$142,491	$77,280	$91,552	$0	$311,323
Deposits	0	286,174	36,793	20,738	343,705

	Six Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$9,384	$4,629	$1,280	$(994)	$14,299
Non-interest income	2,862	284	469	1	3,616
Total net revenue (loss)(2)	12,246	4,913	1,749	(993)	17,915
Provision for credit losses	4,345	534	405	1	5,285
Non-interest expense	6,058	2,514	1,012	155	9,739
Income (loss) from continuing operations before income taxes	1,843	1,865	332	(1,149)	2,891
Income tax provision (benefit)	437	440	78	(455)	500
Income (loss) from continuing operations, net of tax	$1,406	$1,425	$254	$(694)	$2,391
Loans held for investment	$142,491	$77,280	$91,552	$0	$311,323
Deposits	0	286,174	36,793	20,738	343,705

	Three Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$3,899	$2,147	$635	$(164)	$6,517
Non-interest income (loss)	1,410	96	272	(63)	1,715
Total net revenue (loss)(2)	5,309	2,243	907	(227)	8,232
Provision for credit losses	581	281	222	1	1,085
Non-interest expense	2,771	1,286	485	41	4,583
Income (loss) from continuing operations before income taxes	1,957	676	200	(269)	2,564
Income tax provision (benefit)	466	160	48	(141)	533
Income (loss) from continuing operations, net of tax	$1,491	$516	$152	$(128)	$2,031
Loans held for investment	$120,880	$81,531	$93,973	$0	$296,384
Deposits	0	255,904	38,844	13,137	307,885

122	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$7,738	$4,260	$1,242	$(326)	$12,914
Non-interest income (loss)	2,868	201	549	(127)	3,491
Total net revenue (loss)(2)	10,606	4,461	1,791	(453)	16,405
Provision (benefit) for credit losses	1,126	411	230	(5)	1,762
Non-interest expense	5,554	2,522	973	85	9,134
Income (loss) from continuing operations before income taxes	3,926	1,528	588	(533)	5,509
Income tax provision (benefit)	935	362	140	(362)	1,075
Income (loss) from continuing operations, net of tax	$2,991	$1,166	$448	$(171)	$4,434
Loans held for investment	$120,880	$81,531	$93,973	$0	$296,384
Deposits	0	255,904	38,844	13,137	307,885
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $443 million and $848 million in the three and six months ended June 30, 2023, respectively, and $211 million and $403 million in the three and six months ended June 30, 2022, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2023 and 2022.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,111	$92	$10	$0	$1,213
Service charges and other customer-related fees	0	22	55	0	77
Other	91	27	8	0	126
Total contract revenue	1,202	141	73	0	1,416
Revenue (reduction) from other sources	297	8	184	(6)	483
Total non-interest income (loss)	$1,499	$149	$257	$(6)	$1,899

123	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,136	$178	$37	$1	$2,352
Service charges and other customer-related fees	0	43	95	(1)	137
Other	146	46	13	0	205
Total contract revenue	2,282	267	145	0	2,694
Revenue from other sources	580	17	324	1	922
Total non-interest income	$2,862	$284	$469	$1	$3,616

	Three Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,093	$80	$28	$0	$1,201
Service charges and other customer-related fees	0	21	63	0	84
Other	98	21	3	0	122
Total contract revenue	1,191	122	94	0	1,407
Revenue (reduction) from other sources	219	(26)	178	(63)	308
Total non-interest income (loss)	$1,410	$96	$272	$(63)	$1,715

	Six Months Ended June 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,030	$151	$52	$1	$2,234
Service charges and other customer-related fees	0	47	128	(1)	174
Other	193	38	1	0	232
Total contract revenue	2,223	236	181	0	2,640
Revenue (reduction) from other sources	645	(35)	368	(127)	851
Total non-interest income (loss)	$2,868	$201	$549	$(127)	$3,491
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

124	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2023 and December 31, 2022. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Credit card lines	$384,993	$359,507	N/A	N/A
Other loan commitments(1)	46,408	48,405	$134	$176
Standby letters of credit and commercial letters of credit(2)	1,486	1,402	23	28
Total unfunded lending commitments	$432,887	$409,314	$157	$204
__________
(1)Includes $4.5 billion and $4.4 billion of advised lines of credit as of June 30, 2023 and December 31, 2022, respectively.
(2)These financial guarantees have expiration dates that range from 2023 to 2027 as of June 30, 2023.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period in provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $128 million and $82 million as of June 30, 2023 and December 31, 2022, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

125	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2023 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We are named as a defendant in 5 putative consumer class action cases in Canadian courts alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec, which would allow the case to proceed with discovery on a classwide basis under Canadian law. The preliminary certification decision has been appealed, and preliminary class certification proceedings are continuing in parallel in three other Canadian provinces (Ontario, Quebec, and Alberta).
Governmental inquiries. In August 2020, we entered into consent orders with the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) resulting from regulatory reviews of the Cybersecurity Incident and relating to ongoing

126	Capital One Financial Corporation (COF)

enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022 and the Federal Reserve lifted its consent order on July 5, 2023. Canada’s Office of Privacy Commissioner’s (“OPC”) investigation into the Cybersecurity Incident is still open.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the second quarter of 2023. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
April	518,255	$96.48	518,255	$4,986
May	606,392	93.34	538,541	4,936
June	457,934	109.19	457,897	4,886
Total	1,582,581	98.96	1,514,693
__________
(1)In January 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. The January authorization of up to $5.0 billion of shares of our common stock was reached during the second quarter of 2023, and subsequent repurchases continue under the April 2022 Board authorization. There were 67,851 and 37 shares withheld in May and June, respectively, to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “Part I—Item 2.MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
Robert M. Alexander, our Chief Information Officer, entered into a pre-arranged stock trading plan on May 3, 2023. Mr. Alexander’s plan provides for the potential exercise of vested stock options and the associated sale of up to 42,524 shares of Capital One common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and July 26, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Capital One’s policies regarding transactions in its securities.

129	Capital One Financial Corporation (COF)

Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

130	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of Capital One Financial Corporation (as restated July 26, 2023).
3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
10.1+	Seventh Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 9, 2023).
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

131	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 27, 2023	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

132	Capital One Financial Corporation (COF)