Form 10-Q
period 2023-09-30
CAPITAL ONE FINANCIAL CORP
filed 2023-11-02
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 20, 2023, there were 380,846,771 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K (“2022 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2023 included in this Report.

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
As of September 30, 2023, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”). The Company is hereafter collectively referred to as “we,” “us” or “our.” References to the “Bank” shall mean and refer to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2023 and 2022 and selected comparative balance sheet data as of September 30, 2023 and December 31, 2022. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2023	2022	Change	2023	2022	Change
Income statement
Net interest income	$7,423	$7,003	6%	$21,722	$19,917	9%
Non-interest income	1,943	1,802	8	5,559	5,293	5
Total net revenue	9,366	8,805	6	27,281	25,210	8
Provision for credit losses	2,284	1,669	37	7,569	3,431	121
Non-interest expense:
Marketing	972	978	(1)	2,755	2,899	(5)
Operating expense	3,888	3,971	(2)	11,844	11,184	6
Total non-interest expense	4,860	4,949	(2)	14,599	14,083	4
Income from continuing operations before income taxes	2,222	2,187	2	5,113	7,696	(34)
Income tax provision	432	493	(12)	932	1,568	(41)
Net income	1,790	1,694	6	4,181	6,128	(32)
Dividends and undistributed earnings allocated to participating securities	(28)	(21)	33	(67)	(74)	(9)
Preferred stock dividends	(57)	(57)	—	(171)	(171)	—
Net income available to common stockholders	$1,705	$1,616	6	$3,943	$5,883	(33)
Common share statistics
Basic earnings per common share:
Net income per basic common share	$4.46	$4.21	6%	$10.31	$14.90	(31)%
Diluted earnings per common share:
Net income per diluted common share	$4.45	$4.20	6%	$10.28	$14.84	(31)%
Weighted-average common shares outstanding (in millions):
Basic	382.5	383.4	—	382.7	394.9	(3)%
Diluted	383.3	384.6	—	383.6	396.4	(3)
Common shares outstanding (period-end, in millions)	381.0	382.0	—	381.0	382.0	—
Dividends declared and paid per common share	$0.60	$0.60	—	$1.80	$1.80	—
Tangible book value per common share (period-end)(1)	87.97	81.38	8%	87.97	81.38	8

6	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2023	2022	Change		2023	2022	Change
Balance sheet (average balances)
Loans held for investment	$312,759	$300,186	4%		$310,075	$287,304	8%
Interest-earning assets	443,532	412,171	8		439,321	401,793	9
Total assets	469,860	447,088	5		466,279	437,523	7
Interest-bearing deposits	316,032	275,900	15		312,702	271,957	15
Total deposits	345,013	311,928	11		342,956	309,168	11
Borrowings	49,736	58,628	(15)		48,746	51,431	(5)
Common equity	50,166	49,696	1		50,202	51,184	(2)
Total stockholders’ equity	55,012	54,541	1		55,048	56,030	(2)
Selected performance metrics
Purchase volume	$158,640	$149,497	6%		$458,235	$431,650	6%
Total net revenue margin(2)	8.45%	8.55%	(10)	bps	8.28%	8.37%	(9) bps
Net interest margin	6.69	6.80	(11)		6.59	6.61	(2)
Return on average assets(3)	1.52	1.52	—		1.20	1.87	(67)
Return on average tangible assets(4)	1.58	1.57	1		1.24	1.93	(69)
Return on average common equity(5)	13.59	13.01	58		10.47	15.33	(486)
Return on average tangible common equity(6)	19.59	18.59	100		15.01	21.62	(661)
Equity-to-assets ratio(7)	11.71	12.20	(49)		11.81	12.81	(100)
Efficiency ratio(8)	51.89	56.21	(432)		53.51	55.86	(235)
Operating efficiency ratio(9)	41.51	45.10	(359)		43.41	44.36	(95)
Effective income tax rate from continuing operations	19.4	22.5	(310)		18.2	20.4	(220)
Net charge-offs	$1,999	$931	115%		$5,881	$2,543	131%
Net charge-off rate	2.56%	1.24%	132bps		2.53%	1.18%	135bps

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022	Change
Balance sheet (period-end)
Loans held for investment	$314,780	$312,331	1%
Interest-earning assets	445,428	427,248	4
Total assets	471,435	455,249	4
Interest-bearing deposits	317,217	300,789	5
Total deposits	346,011	332,992	4
Borrowings	49,247	48,715	1
Common equity	48,823	47,737	2
Total stockholders’ equity	53,668	52,582	2
Credit quality metrics
Allowance for credit losses	$14,955	$13,240	13%
Allowance as a percentage of loans held for investment (“allowance coverage ratio”)	4.75%	4.24%	51bps
30+ day performing delinquency rate	3.42	2.96	46
30+ day delinquency rate	3.71	3.21	50
Capital ratios
Common equity Tier 1 capital(10)	13.0%	12.5%	50bps

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022	Change
Tier 1 capital(10)	14.3	13.9	40
Total capital(10)	16.2	15.8	40
Tier 1 leverage(10)	11.2	11.1	10
Tangible common equity(11)	7.3	7.5	(20)
Supplementary leverage(10)	9.6	9.5	10
Other
Employees (period end, in thousands)	54.2	56.0	(3)%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $1.8 billion ($4.45 per diluted common share) on total net revenue of $9.4 billion and net income of $4.2 billion ($10.28 per diluted common share) on total net revenue of $27.3 billion for the third quarter and first nine months of 2023, respectively. In comparison, we reported net income of $1.7 billion ($4.20 per diluted common share) on total net revenue of $8.8 billion and net income of $6.1 billion ($14.84 per diluted common share) on total net revenue of $25.2 billion for the third quarter and first nine months of 2022, respectively.
Our common equity Tier 1 capital ratio as calculated under the Basel III standardized approach was 13.0% and 12.5% as of September 30, 2023 and December 31, 2022, respectively. See “Capital Management” for additional information.
In the third quarter of 2023, we declared and paid common stock dividends of $232 million and repurchased $150 million of shares of our common stock. During the first nine months of 2023, we declared and paid common stock dividends of $702 million and repurchased $450 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2023. These highlights are based on a comparison between the results of the third quarter and first nine months of 2023 and 2022, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2023 compared to December 31, 2022. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $96 million to $1.8 billion in the third quarter of 2023 compared to the third quarter of 2022 primarily driven by:
◦Higher net interest income primarily driven by higher average loan balances in our credit card loan portfolio, partially offset by higher provision for credit losses primarily due to continued credit normalization.
Our net income decreased by $1.9 billion to $4.2 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by:
◦Higher provision for credit losses primarily driven by continued credit normalization, partially offset by higher net interest income primarily due to higher average loan balances in our credit card loan portfolio.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $2.4 billion to $314.8 billion as of September 30, 2023 compared to December 31, 2022 primarily driven by growth in our credit card loan portfolio.
◦Average loans held for investment increased by $12.6 billion to $312.8 billion in the third quarter of 2023 compared to the third quarter of 2022 and increased by $22.8 billion to $310.1 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 132 basis points (“bps”) to 2.56% in the third quarter of 2023 compared to the third quarter of 2022 and increased by 135 bps to 2.53% in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by continued credit normalization in our credit card loan portfolio.
◦Our 30+ day delinquency rate increased by 50 bps to 3.71% as of September 30, 2023 from December 31, 2022 primarily driven by continued credit normalization in our credit card loan portfolio.
•Allowance for Credit Losses: Our allowance for credit losses increased by $1.7 billion to $15.0 billion and our allowance coverage ratio increased by 51 bps to 4.75% as of September 30, 2023 compared to December 31, 2022.

9	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2023 and 2022. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2023 and 2022 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$144,053	$6,850	19.02%	$123,357	$5,161	16.74%
Consumer banking	77,154	1,537	7.97	81,411	1,464	7.19
Commercial banking(3)	92,254	1,642	7.12	96,184	1,057	4.40
Other(4)	—	(333)	**	—	(104)	**
Total loans, including loans held for sale	313,461	9,696	12.37	300,952	7,578	10.07
Investment securities	87,845	627	2.86	88,666	499	2.25
Cash equivalents and other interest-earning assets	42,226	550	5.21	22,553	123	2.19
Total interest-earning assets	443,532	10,873	9.81	412,171	8,200	7.96
Cash and due from banks	3,580			4,778
Allowance for credit losses	(14,649)			(11,502)
Premises and equipment, net	4,380			4,266
Other assets	33,017			37,375
Total assets	$469,860			$447,088
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$316,032	$2,611	3.30%	$275,900	$689	1.00%
Securitized debt obligations	17,649	249	5.63	17,108	120	2.81
Senior and subordinated notes	31,522	579	7.36	30,962	319	4.13
Other borrowings and liabilities	2,473	11	1.79	12,296	69	2.20
Total interest-bearing liabilities	367,676	3,450	3.75	336,266	1,197	1.42
Non-interest-bearing deposits	28,981			36,028
Other liabilities	18,191			20,253
Total liabilities	414,848			392,547
Stockholders’ equity	55,012			54,541
Total liabilities and stockholders’ equity	$469,860			$447,088
Net interest income/spread		$7,423	6.05		$7,003	6.53
Impact of non-interest-bearing funding			0.64			0.27
Net interest margin			6.69%			6.80%

11	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$139,196	$19,205	18.40%	$117,821	$13,848	15.67%
Consumer banking	77,944	4,484	7.67	80,447	4,308	7.14
Commercial banking(3)	93,517	4,710	6.72	90,848	2,344	3.44
Other(4)	—	(923)	**	—	50	**
Total loans, including loans held for sale	310,657	27,476	11.79	289,116	20,550	9.48
Investment securities	89,259	1,881	2.81	91,788	1,336	1.94
Cash equivalents and other interest-earning assets	39,405	1,436	4.86	20,889	193	1.23
Total interest-earning assets	439,321	30,793	9.35	401,793	22,079	7.33
Cash and due from banks	3,876			5,014
Allowance for credit losses	(14,064)			(11,411)
Premises and equipment, net	4,366			4,254
Other assets	32,780			37,873
Total assets	$466,279			$437,523
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$312,702	$6,744	2.88%	$271,957	$1,200	0.59%
Securitized debt obligations	17,558	696	5.28	15,309	214	1.87
Senior and subordinated notes	30,611	1,596	6.95	28,804	644	2.98
Other borrowings and liabilities	2,410	35	1.94	8,982	104	1.53
Total interest-bearing liabilities	363,281	9,071	3.33	325,052	2,162	0.89
Non-interest-bearing deposits	30,254			37,211
Other liabilities	17,696			19,230
Total liabilities	411,231			381,493
Stockholders’ equity	55,048			56,030
Total liabilities and stockholders’ equity	$466,279			$437,523
Net interest income/spread		$21,722	6.02		$19,917	6.44
Impact of non-interest-bearing funding			0.57			0.17
Net interest margin			6.59%			6.61%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $593 million and $1.6 billion in the third quarter and first nine months of 2023, respectively, and $534 million and $1.4 billion in the third quarter and first nine months of 2022, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $18 million and $55 million in the third quarter and first nine months of 2023, respectively, and $20 million and $56 million in the third quarter and first nine months of 2022, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.

12	Capital One Financial Corporation (COF)

Net interest income increased by $420 million to $7.4 billion in the third quarter of 2023 and increased by $1.8 billion to $21.7 billion in the first nine months of 2023 primarily driven by higher asset yields and higher average loan balances in our credit card loan portfolio.
Net interest margin decreased by 11 bps to 6.69% in the third quarter of 2023 compared to the third quarter of 2022 and decreased by 2 bps to 6.59% in the first nine months of 2023 compared to the first nine months of 2022.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,689	$927	$762	$5,357	$2,717	$2,640
Consumer banking	73	(77)	150	176	(134)	310
Commercial banking(2)	585	(43)	628	2,366	71	2,295
Other(3)	(229)	—	(229)	(973)	—	(973)
Total loans, including loans held for sale	2,118	807	1,311	6,926	2,654	4,272
Investment securities	128	(5)	133	545	(37)	582
Cash equivalents and other interest-earning assets	427	145	282	1,243	240	1,003
Total interest income	2,673	947	1,726	8,714	2,857	5,857
Interest expense:
Interest-bearing deposits	1,922	112	1,810	5,544	202	5,342
Securitized debt obligations	129	4	125	482	35	447
Senior and subordinated notes	260	6	254	952	43	909
Other borrowings and liabilities	(58)	(44)	(14)	(69)	(76)	7
Total interest expense	2,253	78	2,175	6,909	204	6,705
Net interest income	$420	$869	$(449)	$1,805	$2,653	$(848)
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

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2023 and 2022.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Interchange fees, net	$1,234	$1,195	$3,586	$3,429
Service charges and other customer-related fees	453	415	1,243	1,230
Other(1)(2)	256	192	730	634
Total non-interest income	$1,943	$1,802	$5,559	$5,293
________
(1)Primarily consists of revenue from Capital One Shopping, our credit card partnership agreements, commercial mortgage banking revenue and treasury and other investment income.
(2)Includes losses of $13 million and gains of $36 million on deferred compensation plan investments in the third quarter and first nine months of 2023, respectively, and losses of $19 million and $106 million on deferred compensation plan investments in the third quarter and first nine months of 2022, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $141 million to $1.9 billion in the third quarter of 2023 and increased by $266 million to $5.6 billion in the first nine months of 2023 primarily driven by higher treasury income due to higher interest rates and higher net interchange fees due to an increase in purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $615 million to $2.3 billion in the third quarter of 2023 primarily driven by continued credit normalization, partially offset by a lower net allowance build. Our provision for credit losses increased by $4.1 billion to $7.6 billion in the first nine months of 2023 primarily driven by continued credit normalization and net allowance builds.
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

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2023 and 2022.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Operating Expense:
Salaries and associate benefits(1)	$2,274	$2,187	$7,018	$6,159
Occupancy and equipment	518	502	1,532	1,496
Professional services	295	471	909	1,326
Communications and data processing	344	349	1,038	1,027
Amortization of intangibles	24	17	60	45
Other non-interest expense:
Bankcard, regulatory and other fee assessments	62	90	197	211
Collections	89	83	261	246
Other	282	272	829	674
Total other non-interest expense	433	445	1,287	1,131
Total operating expense	$3,888	$3,971	$11,844	$11,184
Marketing	972	978	2,755	2,899
Total non-interest expense	$4,860	$4,949	$14,599	$14,083
_________
(1)Includes benefit of $13 million and expense of $36 million related to our deferred compensation plan for the third quarter and first nine months of 2023, respectively, and benefit of $19 million and $106 million related to our deferred compensation plan investments for the third quarter and first nine months of 2022, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense remained substantially flat at $4.9 billion in the third quarter of 2023 compared to the third quarter of 2022. Non-interest expense increased by $516 million to $14.6 billion in the first nine months of 2023 primarily driven by increased salaries and associate benefits, partially offset by lower professional services and marketing spend.
Income Taxes
We recorded an income tax provision of $432 million (19.4% effective income tax rate) and $932 million (18.2% effective income tax rate) in the third quarter and first nine months of 2023, respectively, compared to an income tax provision of $493 million (22.5% effective income tax rate) and $1.6 billion (20.4% effective income tax rate) in the third quarter and first nine months of 2022, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes” in our 2022 Form 10-K.

15	Capital One Financial Corporation (COF)

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $16.2 billion to $471.4 billion as of September 30, 2023 from December 31, 2022 primarily driven by increases in our cash balances as we continue to hold elevated levels of liquidity given the market volatility.
Total liabilities increased by $15.1 billion to $417.8 billion as of September 30, 2023 from December 31, 2022 primarily driven by deposit growth due to our national consumer banking strategy.
Stockholders’ equity increased by $1.1 billion to $53.7 billion as of September 30, 2023 from December 31, 2022 primarily driven by net income of $4.2 billion, partially offset by an increase in accumulated other comprehensive loss due to a decline in the fair value of our investment securities portfolio.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2023. Period-end balance sheet amounts may vary from average balance sheet amounts due to liquidity and balance sheet management activities that are intended to support the adequacy of capital while managing our liquidity requirements, our customers and our market risk exposure in accordance with our risk appetite.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both September 30, 2023 and December 31, 2022.
The fair value of our available for sale securities portfolio decreased by $2.1 billion to $74.8 billion as of September 30, 2023 from December 31, 2022, primarily driven by declines in fair value due to increases in interest rates. See “Part I—Item 1. Financial Statements and Supplementary Data—Note 2—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of September 30, 2023 and December 31, 2022.
Table 6: Loans Held for Investment

	September 30, 2023			December 31, 2022
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$146,783	$(11,324)	$135,459	$137,730	$(9,545)	$128,185
Consumer Banking	76,844	(2,049)	74,795	79,925	(2,237)	77,688
Commercial Banking	91,153	(1,582)	89,571	94,676	(1,458)	93,218
Total	$314,780	$(14,955)	$299,825	$312,331	$(13,240)	$299,091
Loans held for investment increased by $2.4 billion to $314.8 billion as of September 30, 2023 compared to December 31, 2022 primarily driven by growth in our credit card loan portfolio.

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

16	Capital One Financial Corporation (COF)

Table 7 provides the composition of our primary sources of funding as of September 30, 2023 and December 31, 2022.
Table 7: Funding Sources Composition

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$290,789	74%	$270,592	71%
Commercial Banking	36,035	9	40,808	11
Other(1)	19,187	5	21,592	6
Total deposits(2)	346,011	88	332,992	88
Securitized debt obligations	17,417	4	16,973	4
Other debt	31,830	8	31,742	8
Total funding sources	$395,258	100%	$381,707	100%
__________
(1)Includes brokered deposits of $18.1 billion and $20.6 billion as of September 30, 2023 and December 31, 2022, respectively.
(2)As of September 30, 2023 and December 31, 2022, we held $68.3 billion and $80.7 billion, respectively, of estimated uninsured deposits excluding any intercompany balances. These amounts are primarily comprised of checking and savings deposits. These estimated uninsured deposits comprise approximately 20% and 24% of our total deposits as of September 30, 2023 and December 31, 2022, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies.
Total deposits increased by $13.0 billion to $346.0 billion as of September 30, 2023 from December 31, 2022 primarily driven by our national banking strategy.
Securitized debt obligations increased by $444 million to $17.4 billion as of September 30, 2023 from December 31, 2022 primarily driven by net issuances in our credit card securitization program, partially offset by net paydowns in our auto securitization program.
Other debt increased by $88 million to $31.8 billion as of September 30, 2023 from December 31, 2022 primarily driven by net issuances of senior debt, partially offset by maturities of subordinated debt.
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
We summarize our business segment results for the third quarter and first nine months of 2023 and 2022 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2023 compared to December 31, 2022. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements and Supplementary Data—Note 12—Business Segments and Revenue from Contracts with Customers.”

18	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the third quarter and first nine months of 2023 and 2022.
Table 8: Business Segment Results

	Three Months Ended September 30,
	2023				2022
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,627	71%	$1,266	71%	$5,767	65%	$1,146	67%
Consumer Banking	2,275	24	611	34	2,440	28	622	37
Commercial Banking(3)	909	10	214	12	1,018	12	270	16
Other(3)	(445)	(5)	(301)	(17)	(420)	(5)	(344)	(20)
Total	$9,366	100%	$1,790	100%	$8,805	100%	$1,694	100%

	Nine Months Ended September 30,
	2023				2022
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$18,873	69%	$2,672	64%	$16,373	65%	$4,137	67%
Consumer Banking	7,188	26	2,036	49	6,901	27	1,788	29
Commercial Banking(3)	2,658	10	468	11	2,809	11	718	12
Other(3)	(1,438)	(5)	(995)	(24)	(873)	(3)	(515)	(8)
Total	$27,281	100%	$4,181	100%	$25,210	100%	$6,128	100%
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
Our Credit Card business generated net income from continuing operations of $1.3 billion and $2.7 billion in the third quarter and first nine months of 2023, respectively, and $1.1 billion and $4.1 billion in the third quarter and first nine months of 2022, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$5,114	$4,313	19%	$14,498	$12,051	20%
Non-interest income	1,513	1,454	4	4,375	4,322	1
Total net revenue(1)	6,627	5,767	15	18,873	16,373	15
Provision for credit losses	1,953	1,261	55	6,298	2,387	164
Non-interest expense	3,015	3,004	—	9,073	8,558	6
Income from continuing operations before income taxes	1,659	1,502	10	3,502	5,428	(35)
Income tax provision	393	356	10	830	1,291	(36)
Income from continuing operations, net of tax	$1,266	$1,146	10	$2,672	$4,137	(35)
Selected performance metrics:
Average loans held for investment	$144,049	$123,357	17	$139,195	$116,934	19
Average yield on loans(2)	19.02%	16.74%	228bps	18.40%	15.67%	273bps
Total net revenue margin(3)	18.40	18.70	(30)	18.08	18.53	(45)
Net charge-offs	$1,592	$695	129%	$4,489	$1,980	127%
Net charge-off rate	4.42%	2.25%	217bps	4.30%	2.26%	204bps
Purchase volume	$158,640	$149,497	6%	$458,235	$431,650	6%

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$146,783	$137,730	7%
30+ day performing delinquency rate	4.32%	3.46%	86bps
30+ day delinquency rate	4.32	3.46	86
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$11,324	$9,545	19%
Allowance coverage ratio	7.71%	6.93%	78bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $449 million and $1.3 billion in the third quarter and first nine months of 2023, respectively, compared to $222 million and $625 million in the third quarter and first nine months of 2022, respectively, for finance charges and fees charged-off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022, and changes in financial condition and credit performance between September 30, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income increased by $801 million to $5.1 billion in the third quarter of 2023 and increased by $2.4 billion to $14.5 billion in the first nine months of 2023 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income increased by $59 million to $1.5 billion in the third quarter of 2023 due to higher net interchange fees due to an increase in purchase volume. Non-interest income increased by $53 million to $4.4 billion in the first nine months of 2023 due to higher net interchange fees due to an increase in purchase volume, partially offset by the absence of the gain on the sale of partnership loan portfolios in 2022.
•Provision for Credit Losses: Provision for credit losses increased by $692 million to $2.0 billion in the third quarter of 2023 primarily driven by continued credit normalization, partially offset by a lower allowance build. Provision for credit losses increased by $3.9 billion to $6.3 billion in the first nine months of 2023 primarily driven by continued credit normalization and allowance builds.
•Non-Interest Expense: Non-interest expense remained substantially flat at $3.0 billion in the third quarter of 2023 compared to the third quarter of 2022. Non-interest expense increased by $515 million to $9.1 billion in the first nine months of 2023 primarily driven by increased operating expenses, including salaries and associate benefits.
Loans Held for Investment:
•Period-end loans held for investment increased by $9.1 billion to $146.8 billion as of September 30, 2023 from December 31, 2022 driven by growth across our portfolio.

•Average loans held for investment increased by $20.7 billion to $144.0 billion in the third quarter of 2023 compared to the third quarter of 2022 and increased by $22.3 billion to $139.2 billion in the first nine months of 2023 compared to the first nine months of 2022 driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 217 bps to 4.42% in the third quarter of 2023 compared to the third quarter of 2022 and increased by 204 bps to 4.30% in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by continued credit normalization.

•The 30+ day delinquency rate increased by 86 bps to 4.32% as of September 30, 2023 from December 31, 2022 primarily driven by continued credit normalization.
Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.2 billion and $2.6 billion in the third quarter and first nine months of 2023, respectively, and $1.1 billion and $3.9 billion in the third quarter and first nine months of 2022, respectively. In the third quarter and first nine months of 2023 and 2022, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.

21	Capital One Financial Corporation (COF)

Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$4,827	$4,065	19%	$13,670	$11,336	21%
Non-interest income	1,445	1,383	4	4,174	3,971	5
Total net revenue(1)	6,272	5,448	15	17,844	15,307	17
Provision for credit losses	1,861	1,167	59	6,030	2,220	172
Non-interest expense	2,810	2,803	—	8,462	7,961	6
Income from continuing operations before income taxes	1,601	1,478	8	3,352	5,126	(35)
Income tax provision	378	351	8	791	1,215	(35)
Income from continuing operations, net of tax	$1,223	$1,127	9	$2,561	$3,911	(35)
Selected performance metrics:
Average loans held for investment	$137,500	$117,467	17	$132,889	$111,032	20
Average yield on loans(2)	18.96%	16.61%	235bps	18.31%	15.51%	280bps
Total net revenue margin(3)	18.24	18.55	(31)	17.90	18.33	(43)
Net charge-offs	$1,512	$647	134%	$4,262	$1,828	133%
Net charge-off rate	4.40%	2.20%	220bps	4.28%	2.19%	209bps
Purchase volume	$154,880	$145,805	6%	$447,374	$416,757	7%

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$140,320	$131,581	7%
30+ day performing delinquency rate	4.31%	3.43%	88bps
Allowance for credit losses	$10,925	$9,165	19%
Allowance coverage ratio	7.79%	6.97%	82bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the third quarter of 2023 compared to the third quarter of 2022 primarily driven by:
•Higher net interest income primarily driven by higher average loan balances, partially offset by higher provision for credit losses primarily driven by continued credit normalization.
Net income for our Domestic Card business decreased in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by:
•Higher provision for credit losses primarily driven by continued credit normalization and allowance builds, partially offset by higher net interest income primarily driven by higher average loan balances.

22	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $611 million and $2.0 billion in the third quarter and first nine months of 2023, respectively, and $622 million and $1.8 billion in the third quarter and first nine months of 2022, respectively.
Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 10: Consumer Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$2,133	$2,311	(8)%	$6,762	$6,571	3%
Non-interest income	142	129	10	426	330	29
Total net revenue	2,275	2,440	(7)	7,188	6,901	4
Provision for credit losses	213	285	(25)	747	696	7
Non-interest expense	1,262	1,340	(6)	3,776	3,862	(2)
Income from continuing operations before income taxes	800	815	(2)	2,665	2,343	14
Income tax provision	189	193	(2)	629	555	13
Income from continuing operations, net of tax	$611	$622	(2)	$2,036	$1,788	14
Selected performance metrics:
Average loans held for investment:
Auto	$75,740	$79,741	(5)	$76,473	$78,659	(3)
Retail banking	1,414	1,598	(12)	1,469	1,687	(13)
Total consumer banking	$77,154	$81,339	(5)	$77,942	$80,346	(3)
Average yield on loans held for investment(1)	7.97%	7.20%	77bps	7.67%	7.15%	52bps
Average deposits	$287,457	$255,843	12%	$283,991	$255,150	11%
Average deposits interest rate	2.85%	0.79%	206bps	2.43%	0.49%	194bps
Net charge-offs	$349	$224	56%	$935	$506	85%
Net charge-off rate	1.81%	1.10%	71bps	1.60%	0.84%	76bps
Auto loan originations	$7,452	$8,289	(10)%	$20,823	$30,330	(31)%

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Auto	$75,456	$78,373	(4)%
Retail banking	1,388	1,552	(11)
Total consumer banking	$76,844	$79,925	(4)
30+ day performing delinquency rate	5.55%	5.53%	2bps
30+ day delinquency rate	6.27	6.18	9
Nonperforming loan rate	0.89	0.79	10
Nonperforming asset rate(2)	0.96	0.87	9
Allowance for credit losses	$2,049	$2,237	(8)%
Allowance coverage ratio	2.67%	2.80%	(13)bps
Deposits	$290,789	$270,592	7
_________

23	Capital One Financial Corporation (COF)

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

Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022, and changes in financial condition and credit performance between September 30, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income decreased by $178 million to $2.1 billion in the third quarter of 2023 primarily driven by lower margins in our retail banking business and lower average loan balances in our auto business, partially offset by higher deposits in our retail banking business. Net interest income increased by $191 million to $6.8 billion in the first nine months of 2023 primarily driven by higher deposits in our retail banking business, partially offset by lower margins in our auto business.
•Non-Interest Income: Non-interest income remained substantially flat at $142 million in the third quarter of 2023 compared to the third quarter of 2022. Non-interest income increased by $96 million to $426 million in the first nine months of 2023 primarily driven by higher interchange fees from an increase in debit card purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $72 million to $213 million in the third quarter of 2023 primarily driven by an improved economic environment. Provision for credit losses increased by $51 million to $747 million in the first nine months of 2023 primarily driven by continued credit normalization.
•Non-Interest Expense: Non-interest expense decreased by $78 million to $1.3 billion in the third quarter of 2023 and decreased by $86 million to $3.8 billion in the first nine months of 2023 primarily driven by lower auto originations.
Loans Held for Investment:
•Period-end loans held for investment decreased by $3.1 billion to $76.8 billion as of September 30, 2023 from December 31, 2022 primarily driven by customer payments outpacing originations in auto.
•Average loans held for investment decreased by $4.2 billion to $77.2 billion in the third quarter of 2023 compared to the third quarter of 2022 and decreased by $2.4 billion to $77.9 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by lower auto loan originations.
Deposits:
•Period-end deposits increased by $20.2 billion to $290.8 billion as of September 30, 2023 from December 31, 2022 primarily driven by our national banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 71 bps to 1.81% in the third quarter of 2023 compared to the third quarter of 2022 and increased by 76 bps to 1.60% in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by continued credit normalization in our auto loan portfolio.
•The 30+ day delinquency rate remained substantially flat at 6.27% as of September 30, 2023 compared to December 31, 2022.

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
Our Commercial Banking business generated net income from continuing operations of $214 million and $468 million in the third quarter and first nine months of 2023, respectively, and $270 million and $718 million in the third quarter and first nine months of 2022, respectively.

25	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest income	$621	$699	(11)%	$1,901	$1,941	(2)%
Non-interest income	288	319	(10)	757	868	(13)
Total net revenue(1)	909	1,018	(11)	2,658	2,809	(5)
Provision for credit losses(2)	116	123	(6)	521	353	48
Non-interest expense	512	542	(6)	1,524	1,515	1
Income from continuing operations before income taxes	281	353	(20)	613	941	(35)
Income tax provision	67	83	(19)	145	223	(35)
Income from continuing operations, net of tax	$214	$270	(21)	$468	$718	(35)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$35,964	$38,230	(6)	$36,796	$36,231	2
Commercial and industrial	55,592	57,260	(3)	56,142	53,793	4
Total commercial banking	$91,556	$95,490	(4)	$92,938	$90,024	3
Average yield on loans held for investment(1)(3)	7.16%	4.40%	276bps	6.73%	3.44%	329bps
Average deposits	$37,279	$39,799	(6)%	$38,383	$41,762	(8)%
Average deposits interest rate	2.93%	0.83%	210bps	2.65%	0.37%	228bps
Net charge-offs	$58	$12	**	$457	$57	**
Net charge-off rate	0.25%	0.05%	20bps	0.66%	0.08%	58bps

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$35,622	$37,453	(5)%
Commercial and industrial	55,531	57,223	(3)
Total commercial banking	$91,153	$94,676	(4)
Nonperforming loan rate	0.90%	0.74%	16bps
Nonperforming asset rate(4)	0.90	0.74	16
Allowance for credit losses(2)	$1,582	$1,458	9%
Allowance coverage ratio	1.74%	1.54%	20bps
Deposits	$36,035	$40,808	(12)%
Loans serviced for others	52,397	51,918	1
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $158 million and $218 million as of September 30, 2023 and December 31, 2022, respectively.
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

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022, and changes in financial condition and credit performance between September 30, 2023 and December 31, 2022 include the following:
•Net Interest Income: Net interest income decreased by $78 million to $621 million in the third quarter of 2023 driven by lower average loan and deposit balances. Net interest income remained substantially flat at $1.9 billion in the first nine months of 2023 compared to the first nine months of 2022.
•Non-Interest Income: Non-interest income decreased by $31 million to $288 million in the third quarter of 2023 and decreased by $111 million to $757 million in the first nine months of 2023 primarily driven by lower activity in our agency business.
•Provision for Credit Losses: Provision for credit losses remained substantially flat at $116 million in the third quarter of 2023 compared to the third quarter of 2022. Provision for credit losses increased by $168 million to $521 million in the first nine months of 2023 primarily driven by higher charge-offs in our office real estate portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $512 million in the third quarter of 2023 compared to the third quarter of 2022 and at $1.5 billion in the first nine months of 2023 compared to the first nine months of 2022.
Loans Held for Investment:
•Period-end loans held for investment decreased by $3.5 billion to $91.2 billion as of September 30, 2023 from December 31, 2022 primarily driven by customer payments outpacing originations.
•Average loans held for investment decreased by $3.9 billion to $91.6 billion in the third quarter of 2023 compared to the third quarter of 2022 primarily driven by customer payments outpacing originations and increased by $2.9 billion to $92.9 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $4.8 billion to $36.0 billion as of September 30, 2023 from December 31, 2022 primarily driven by our commercial deposit strategy.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 20 bps to 0.25% in the third quarter of 2023 compared to the third quarter of 2022 and increased by 58 bps to 0.66% in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by charge offs in our office real estate portfolio.
•The nonperforming loan rate increased by 16 bps to 0.90% as of September 30, 2023 compared to December 31, 2022 primarily driven by credit deterioration in our real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

27	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selected income statement data:
Net interest loss	$(445)	$(320)	39%	$(1,439)	$(646)	123%
Non-interest income (loss)	—	(100)	**	1	(227)	**
Total net income (loss)(1)	(445)	(420)	6	(1,438)	(873)	65
Provision (benefit) for credit losses	2	—	**	3	(5)	**
Non-interest expense	71	63	13	226	148	53
Loss from continuing operations before income taxes	(518)	(483)	7	(1,667)	(1,016)	64
Income tax benefit	(217)	(139)	56	(672)	(501)	34
Loss from continuing operations, net of tax	$(301)	$(344)	(13)	$(995)	$(515)	93
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations decreased by $43 million to a loss of $301 million in the third quarter of 2023 compared to the third quarter of 2022.
Loss from continuing operations increased by $480 million to a loss of $995 million in the first nine months of 2023 primarily driven by higher net interest losses due to higher funding costs driven by higher market interest rates.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

28	Capital One Financial Corporation (COF)

Goodwill
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of September 30, 2023, we had four reporting units: Credit Card, Auto, Other Consumer Banking and Commercial Banking. We are also required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount.
The results of the 2022 annual goodwill impairment test for the Commercial Banking reporting unit indicated that the estimated fair value of the Commercial Banking reporting unit exceeded its carrying amount by 17%. Outside of our annual impairment testing process, we monitor our reporting units for any triggering events while also performing qualitative assessments of impairment indicators. During the third quarter, we concluded there were no triggering events and completed our qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions. Though this qualitative assessment concluded that it was more likely than not that the fair value of the Commercial Banking reporting unit remained in excess of the carrying value as of September 30, 2023, the amount by which the estimated fair value exceeded its carrying value is estimated to have declined relative to the results of the 2022 annual impairment test. We are currently in the process of performing our 2023 annual impairment test, the results of which will be disclosed in our 2023 Form 10-K.
Assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period.
There have been no additional changes to our critical accounting policies and estimates described in our 2022 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2023

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
Based on the Company’s 2022 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2022 through September 30, 2023 was 3.1%. Therefore, the Company’s minimum capital requirements

30	Capital One Financial Corporation (COF)

plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework were 7.6%, 9.1% and 11.1%, respectively, for the period from October 1, 2022 through September 30, 2023.
Based on the Company’s 2023 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 is 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024.
The Stress Capital Buffer Rule does not apply to the Bank. The capital conservation buffer for the Bank continues to be fixed at 2.5%. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of September 30, 2023 and December 31, 2022, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of September 30, 2023, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
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

As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 50% of this amount, leaving $1.2 billion to be phased in over 2024-2025. As of September 30, 2023, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 13.0% and would have been 12.7% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For the description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K. For a description of proposed amendments to these regulatory capital rules, see “Supervision and Regulation” in this Report.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of September 30, 2023 and December 31, 2022.
Table 13: Capital Ratios Under Basel III(1)(2)

	September 30, 2023			December 31, 2022
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.0%	4.5%	N/A	12.5%	4.5%	N/A
Tier 1 capital(4)	14.3	6.0	6.0%	13.9	6.0	6.0%
Total capital(5)	16.2	8.0	10.0	15.8	8.0	10.0
Tier 1 leverage(6)	11.2	4.0	N/A	11.1	4.0	N/A
Supplementary leverage(7)	9.6	3.0	N/A	9.5	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.2	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(4)	13.2	6.0	8.0	13.1	6.0	8.0
Total capital(5)	14.5	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(6)	10.3	4.0	5.0	10.5	4.0	5.0
Supplementary leverage(7)	8.8	3.0	N/A	9.0	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of September 30, 2023 are preliminary and therefore subject to change until we file our September 30, 2023 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of September 30, 2023 and December 31, 2022.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2023	December 31, 2022
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$62,245	$59,450
Adjustments and deductions:
AOCI, net of tax(1)	(9)	(17)
Goodwill, net of related deferred tax liabilities	(14,797)	(14,540)
Other intangible and deferred tax assets, net of deferred tax liabilities	(333)	(162)
Common equity Tier 1 capital	47,106	44,731
Tier 1 capital instruments	4,846	4,845
Tier 1 capital	51,952	49,576
Tier 2 capital instruments	2,246	2,585
Qualifying allowance for credit losses	4,646	4,553
Tier 2 capital	6,892	7,138
Total capital	$58,844	$56,714

Regulatory capital metrics
Risk-weighted assets	$362,962	$357,920
Adjusted average assets(2)	464,286	444,704
Total leverage exposure(3)	542,526	522,136
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
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the third quarter of 2023 and $450 million of shares of our common stock during the first nine months of 2023.
On July 27, 2023, the Federal Reserve confirmed and announced individual stress capital buffer requirements for all large banking institutions, including the Company. The Company’s final stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 is 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Supervision and Regulation” in this Report and “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K.

33	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first nine months of 2023, we declared and paid common stock dividends of $702 million, or $1.80 per share, and preferred stock dividends of $171 million. The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2023.
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
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of September 30, 2023, funds available for dividend payments from the Bank were $4.9 billion. There can be no assurance that we will declare and pay any dividends to stockholders.
We repurchased $150 million of shares of our common stock during the third quarter of 2023 and $450 million of shares of our common stock during the first nine months of 2023. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report as well as “Part I—Item 1. Business—Supervision and Regulation—Dividends, Stock Repurchases and Transfers of Funds” in our 2022 Form 10-K.

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
Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $742 million and $203 million as of September 30, 2023 and December 31, 2022, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2023 and December 31, 2022.
Table 16: Portfolio Composition of Loans Held for Investment

	September 30, 2023		December 31, 2022
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$140,320	44.5%	$131,581	42.1%
International card businesses	6,463	2.1	6,149	2.0
Total credit card	146,783	46.6	137,730	44.1

36	Capital One Financial Corporation (COF)

	September 30, 2023		December 31, 2022
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Consumer Banking:
Auto	75,456	24.0	78,373	25.1
Retail banking	1,388	0.4	1,552	0.5
Total consumer banking	76,844	24.4	79,925	25.6
Commercial Banking:
Commercial and multifamily real estate	35,622	11.3	37,453	12.0
Commercial and industrial	55,531	17.7	57,223	18.3
Total commercial banking	91,153	29.0	94,676	30.3
Total loans held for investment	$314,780	100.0%	$312,331	100.0%
Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of September 30, 2023 and December 31, 2022.
Table 17: Credit Card Portfolio by Geographic Region

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$14,376	9.8%	$13,707	10.0%
Texas	11,949	8.1	11,202	8.1
Florida	10,583	7.2	9,549	6.9
New York	9,159	6.2	8,366	6.1
Pennsylvania	5,747	3.9	5,425	3.9
Illinois	5,445	3.7	5,260	3.8
Ohio	4,839	3.3	4,662	3.4
New Jersey	4,638	3.2	4,243	3.1
Georgia	4,471	3.1	4,172	3.0
Michigan	4,084	2.8	3,920	2.8
Other	65,029	44.3	61,075	44.4
Total domestic credit card	140,320	95.6	131,581	95.5%
International card businesses:
United Kingdom	3,363	2.3	3,129	2.3
Canada	3,100	2.1	3,020	2.2
Total international card businesses	6,463	4.4	6,149	4.5
Total credit card	$146,783	100.0%	$137,730	100.0%
Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of September 30, 2023 and December 31, 2022.

37	Capital One Financial Corporation (COF)

Table 18: Consumer Banking Portfolio by Geographic Region

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,179	11.9%	$9,586	12.0%
California	8,999	11.7	9,570	12.0
Florida	6,586	8.6	6,755	8.5
Pennsylvania	3,247	4.2	3,303	4.1
Ohio	3,155	4.1	3,143	3.9
Georgia	3,041	4.0	3,243	4.1
Illinois	3,030	3.9	3,119	3.9
New Jersey	2,678	3.5	2,742	3.4
Other	35,541	46.3	36,912	46.2
Total auto	75,456	98.2	78,373	98.1

Retail banking:
New York	426	0.6	477	0.6
Texas	298	0.4	333	0.4
Louisiana	244	0.3	283	0.3
New Jersey	106	0.1	122	0.2
Maryland	84	0.1	97	0.1
Virginia	56	0.1	67	0.1
Other	174	0.2	173	0.2
Total retail banking	1,388	1.8	1,552	1.9
Total consumer banking	$76,844	100.0%	$79,925	100.0%
We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of September 30, 2023 and December 31, 2022.
Table 19: Commercial Real Estate Portfolio by Region

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$13,807	38.8%	$15,055	40.2%
South	8,565	24.0	8,706	23.2
Pacific West	5,415	15.2	5,902	15.7
Mid-Atlantic	3,120	8.8	3,129	8.4
Midwest	2,421	6.8	2,394	6.4
Mountain	2,294	6.4	2,267	6.1
Total	$35,622	100.0%	$37,453	100.0%
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

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2023 and December 31, 2022. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2023	December 31, 2022
Industry Classification:(1)
Finance	32%	31%
Real Estate & Construction(2)	30	31
Government & Education	8	8
Health Care & Pharmaceuticals	5	5
Commercial Services	4	4
Technology, Telecommunications & Media	3	3
Oil, Gas & Pipelines	3	3
Other	15	15
Total	100%	100%
__________
(1)Beginning in the third quarter of 2023, we made reporting presentation changes to classify loans based on the Federal Loan Classification codes rather than the North American Industry Classification System codes previously utilized. Prior period amounts presented have been reclassified to conform to the current period presentation.
(2)The funded balance for commercial office real estate held for investment totaled $2.4 billion, or 3%, and $4.0 billion, or 4%, as of September 30, 2023 and December 31, 2022, respectively. Commercial office real estate exposure does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.
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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2023 and December 31, 2022.
Table 21: Credit Score Distribution

(Percentage of portfolio)	September 30, 2023	December 31, 2022
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	69%
660 or below	31	31
Total	100%	100%

39	Capital One Financial Corporation (COF)

(Percentage of portfolio)	September 30, 2023	December 31, 2022
Auto—At origination FICO scores:(2)
Greater than 660	52%	53%
621 - 660	20	20
620 or below	28	27
Total	100%	100%
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
(2)Percentages represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average Fair Isaac Corporation (“FICO”) scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2023 and December 31, 2022.

40	Capital One Financial Corporation (COF)

Table 22: 30+ Day Delinquencies

	September 30, 2023				December 31, 2022
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,053	4.31%	$6,053	4.31%	$4,515	3.43%	$4,515	3.43%
International card businesses	286	4.43	293	4.54	248	4.03	254	4.13
Total credit card	6,339	4.32	6,346	4.32	4,763	3.46	4,769	3.46
Consumer Banking:
Auto	4,253	5.64	4,791	6.35	4,402	5.62	4,906	6.26
Retail banking	15	1.07	31	2.22	16	1.02	34	2.22
Total consumer banking	4,268	5.55	4,822	6.27	4,418	5.53	4,940	6.18
Commercial Banking:
Commercial and multifamily real estate	136	0.38	298	0.84	1	—	36	0.10
Commercial and industrial	14	0.03	209	0.38	78	0.14	281	0.49
Total commercial banking	150	0.16	507	0.56	79	0.08	317	0.33
Total	$10,757	3.42	$11,675	3.71	$9,260	2.96	$10,026	3.21
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans held for investment, by aging and geography, as of September 30, 2023 and December 31, 2022.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,032	1.60%	$4,666	1.50%
60 – 89 days	2,845	0.90	2,511	0.80
> 90 days	3,798	1.21	2,849	0.91
Total	$11,675	3.71%	$10,026	3.21%
Geographic region:
Domestic	$11,382	3.62%	$9,772	3.13%
International	293	0.09	254	0.08
Total	$11,675	3.71%	$10,026	3.21%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

41	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of September 30, 2023 and December 31, 2022. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,019	2.06%	$2,240	1.63%
Commercial banking	13	0.01	—	—
Total	$3,032	0.96	$2,240	0.72
Geographic region:
Domestic	$2,917	0.95	$2,135	0.70
International	115	1.79	105	1.71
Total	$3,032	0.96	$2,240	0.72
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
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2023 and December 31, 2022. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”

42	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$9	0.14%	$9	0.14%
Total credit card	9	0.01	9	0.01
Consumer Banking:
Auto	639	0.85	595	0.76
Retail banking	45	3.28	39	2.49
Total consumer banking	684	0.89	634	0.79
Commercial Banking:
Commercial and multifamily real estate	459	1.29	271	0.72
Commercial and industrial	363	0.65	430	0.75
Total commercial banking	822	0.90	701	0.74
Total nonperforming loans held for investment(3)	1,515	0.48	1,344	0.43
Other nonperforming assets(4)	56	0.02	61	0.02
Total nonperforming assets	$1,571	0.50	$1,405	0.45
__________
(1)We recognized interest income for loans classified as nonperforming of $47 million and $29 million in the first nine months of 2023 and 2022, respectively. Interest income foregone related to nonperforming loans was $91 million and $59 million in the first nine months of 2023 and 2022, respectively. Foregone interest income represents the amount of interest income in excess of recognized interest income that would have been recorded during the period for nonperforming loans as of the end of the period had the loans performed according to their contractual terms.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.87% and 0.74% as of September 30, 2023 and December 31, 2022, respectively.
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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2023 and 2022.
Table 26: Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$1,512	4.40%	$647	2.20%	$4,262	4.28%	$1,828	2.19%
International card businesses	80	4.87	48	3.30	227	4.80	152	3.44
Total credit card	1,592	4.42	695	2.25	4,489	4.30	1,980	2.26
Consumer Banking:
Auto	335	1.77	208	1.05	898	1.57	456	0.77
Retail banking	14	3.80	16	3.89	37	3.33	50	3.95
Total consumer banking	349	1.81	224	1.10	935	1.60	506	0.84
Commercial Banking:
Commercial and multifamily real estate	24	0.27	2	0.03	404	1.46	(5)	(0.02)
Commercial and industrial	34	0.24	10	0.06	53	0.13	62	0.15
Total commercial banking	58	0.25	12	0.05	457	0.66	57	0.08
Total net charge-offs	$1,999	2.56	$931	1.24	$5,881	2.53	$2,543	1.18
Average loans held for investment	$312,759		$300,186		$310,075		$287,304
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

44	Capital One Financial Corporation (COF)

Financial Difficulty Modifications to Borrowers
We adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The ASU eliminates the accounting guidance for TDRs and establishes disclosure requirements for certain loan refinancing and restructurings for borrowers experiencing financial difficulty, which results in a more than insignificant impact to the timing or amount of contractual cash flows.
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
The types of modifications we offer to borrowers experiencing financial difficulty have not changed as a result of the adoption of ASU 2022-02. As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for repossession or foreclosure of collateral.
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
For additional information on accounting standards adopted during the nine months ended September 30, 2023, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.” For more information on FDMs in the third quarter of 2023 and TDRs in the third quarter of 2022, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Loans.”
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
Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2023 and 2022, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

45	Capital One Financial Corporation (COF)

Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2023	$10,576	$400	$10,976	$2,150	$35	$2,185	$1,485	$14,646
Charge-offs	(1,811)	(114)	(1,925)	(579)	(17)	(596)	(60)	(2,581)
Recoveries(1)	299	34	333	244	3	247	2	582
Net charge-offs	(1,512)	(80)	(1,592)	(335)	(14)	(349)	(58)	(1,999)
Provision for credit losses	1,861	92	1,953	198	15	213	155	2,321
Allowance build (release) for credit losses	349	12	361	(137)	1	(136)	97	322
Other changes(2)	—	(13)	(13)	—	—	—	—	(13)
Balance as of September 30, 2023	10,925	399	11,324	2,013	36	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of June 30, 2023	—	—	—	—	—	—	197	197
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(39)	(39)
Balance as of September 30, 2023	—	—	—	—	—	—	158	158
Combined allowance and reserve as of September 30, 2023	$10,925	$399	$11,324	$2,013	$36	$2,049	$1,740	$15,113

	Nine Months Ended September 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(5,156)	(325)	(5,481)	(1,602)	(51)	(1,653)	(462)	(7,596)
Recoveries(1)	894	98	992	704	14	718	5	1,715
Net charge-offs	(4,262)	(227)	(4,489)	(898)	(37)	(935)	(457)	(5,881)
Provision for credit losses	6,030	268	6,298	724	23	747	581	7,626
Allowance build (release) for credit losses	1,768	41	1,809	(174)	(14)	(188)	124	1,745
Other changes(2)	32	1	33	—	—	—	—	33
Balance as of September 30, 2023	10,925	399	11,324	2,013	36	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(60)	(60)
Balance as of September 30, 2023	—	—	—	—	—	—	158	158
Combined allowance and reserve as of September 30, 2023	$10,925	$399	$11,324	$2,013	$36	$2,049	$1,740	$15,113

46	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2022	$7,840	$326	$8,166	$1,999	$48	$2,047	$1,278	$11,491
Charge-offs	(960)	(87)	(1,047)	(389)	(21)	(410)	(13)	(1,470)
Recoveries(1)	313	39	352	181	5	186	1	539
Net charge-offs	(647)	(48)	(695)	(208)	(16)	(224)	(12)	(931)
Provision (benefit) for credit losses	1,167	94	1,261	266	19	285	119	1,665
Allowance build (release) for credit losses	520	46	566	58	3	61	107	734
Other changes(2)	10	(26)	(16)	—	—	—	—	(16)
Balance as of September 30, 2022	8,370	346	8,716	2,057	51	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of June 30, 2022	—	—	—	—	—	—	239	239
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	4	4
Balance as of September 30, 2022	—	—	—	—	—	—	243	243
Combined allowance and reserve as of September 30, 2022	$8,370	$346	$8,716	$2,057	$51	$2,108	$1,628	$12,452

	Nine Months Ended September 30, 2022
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(2,747)	(264)	(3,011)	(1,026)	(64)	(1,090)	(73)	(4,174)
Recoveries(1)	919	112	1,031	570	14	584	16	1,631
Net charge-offs	(1,828)	(152)	(1,980)	(456)	(50)	(506)	(57)	(2,543)
Provision (benefit) for credit losses	2,220	167	2,387	661	35	696	275	3,358
Allowance build (release) for credit losses	392	15	407	205	(15)	190	218	815
Other changes(2)	10	(46)	(36)	—	—	—	—	(36)
Balance as of September 30, 2022	8,370	346	8,716	2,057	51	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	78	78
Balance as of September 30, 2022	—	—	—	—	—	—	243	243
Combined allowance and reserve as of September 30, 2022	$8,370	$346	$8,716	$2,057	$51	$2,108	$1,628	$12,452
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans and foreign currency translation adjustments. The initial allowance of purchased credit-deteriorated loans was $0 million and $32 million for the three and nine months ended September 30, 2023, respectively, and $10 million for both the three and nine months ended September 30, 2022.
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

47	Capital One Financial Corporation (COF)

-Table 28 below presents the composition of our liquidity reserves as of September 30, 2023 and December 31, 2022.
Table 28: Liquidity Reserves

(Dollars in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$44,869	$30,856
Securities available for sale	74,837	76,919
FHLB borrowing capacity secured by loans	5,565	6,436
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(50)	(51)
Other encumbrances of investment securities	(6,869)	(7,583)
Total liquidity reserves	$118,352	$106,577

Our liquidity reserves increased by $11.8 billion to $118.4 billion as of September 30, 2023 from December 31, 2022, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2022 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the liquidity coverage ratio (“LCR”) standard as implemented by the Federal Reserve and the OCC (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2023 was 155%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the net stable funding ratio (“NSFR”) standard as implemented by the Federal Reserve and the OCC (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the third quarter of 2023 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information.
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

In addition to our issuance capacity under the shelf registration statements, we also have pledged collateral to support our access to FHLB advances, the Federal Reserve Discount Window, the Bank Term Funding Program (“BTFP”) and the Fixed Income Clearing Corporation - Government Securities Division (“FICC—GSD”) general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of September 30, 2023, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $31.6 billion, of which $50 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million and $15 million as of September 30, 2023 and December 31, 2022, respectively.
As a member of FICC—GSD, we have $15.2 billion of readily available borrowing capacity secured by securities from our investment portfolio as of September 30, 2023. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $375 thousand as of both September 30, 2023 and December 31, 2022.
As of September 30, 2023, we pledged loans to secure a borrowing capacity of $40.9 billion under the Federal Reserve Discount Window. Additionally, we pledged securities to secure a borrowing capacity of $9.7 billion under the BTFP. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both September 30, 2023 and December 31, 2022.
Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for the third quarter and first nine months of 2023 and 2022.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$40,833	$215	2.10%	$47,980	$89	0.73%
Saving deposits(2)	196,030	1,479	3.02	199,252	440	0.88
Time deposits	79,169	917	4.64	28,668	160	2.21
Total interest-bearing deposits	$316,032	$2,611	3.30	$275,900	$689	1.00

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$42,855	$620	1.93%	$48,212	$137	0.38%
Saving deposits(2)	197,819	3,762	2.54	202,168	799	0.53
Time deposits	72,028	2,362	4.37	21,577	264	1.63
Total interest-bearing deposits	$312,702	$6,744	2.88	$271,957	$1,200	0.59
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of September 30, 2023 and December 31, 2022. See “Part I—Item 1. Business—Supervision and Regulation” in our 2022 Form 10-K for additional information. We provide additional information on the composition of deposits in

49	Capital One Financial Corporation (COF)

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings decreased by $361 million to $522 million as of September 30, 2023 from December 31, 2022 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $893 million to $48.7 billion as of September 30, 2023 from December 31, 2022 primarily driven by net issuances for senior unsecured debt and securitization programs. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements and Supplementary Data—Note 7—Deposits and Borrowings.”

50	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long term FHLB advances and their respective maturities or redemptions for the third quarter and first nine months of 2023 and 2022. We did not have any such issuances for the three months ended September 30, 2023.
Table 30: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Securitized debt obligations	$—	$1,750	$452	$2,979
Senior and subordinated notes	—	2,250	—	1,204
FHLB advances	—	1,500	—	4,500
Total	$—	$5,500	$452	$8,683

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Securitized debt obligations	$2,450	$8,250	$2,003	$6,572
Senior and subordinated notes	5,750	9,300	4,886	3,561
FHLB advances	—	12,000	—	4,500
Total	$8,200	$29,550	$6,889	$14,633
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies assign their ratings based on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings and the probability of systemic support. Significant changes in these factors could result in different ratings.
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of September 30, 2023 and December 31, 2022.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2023		December 31, 2022
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A
As of October 24, 2023, Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook and Moody’s Investors Services (“Moody’s”) has our credit ratings on a negative outlook.

51	Capital One Financial Corporation (COF)

Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of September 30, 2023 and December 31, 2022, our total unfunded lending commitments were $439.2 billion and $409.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of September 30, 2023 and December 31, 2022, we had $1.6 billion and $1.7 billion, respectively, in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” in our 2022 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of September 30, 2023 and December 31, 2022, we had $758 million and $1.1 billion, respectively, in aggregate purchase obligation liabilities.
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

52	Capital One Financial Corporation (COF)

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

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of September 30, 2023 and December 31, 2022. In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.
Table 32: Interest Rate Sensitivity Analysis

	September 30, 2023	December 31, 2022
Estimated impact on projected baseline net interest income:
+200 basis points	0.4%	0.4%
+100 basis points	0.6	0.8
+50 basis points	0.4	0.4
–50 basis points	(0.5)	(0.7)
–100 basis points	(1.0)	(1.3)
–200 basis points	(1.9)	(2.6)
Estimated impact on economic value of equity:
+200 basis points	(6.8)	(4.3)
+100 basis points	(2.9)	(1.5)
+50 basis points	(1.4)	(0.7)
–50 basis points	1.4	0.4
–100 basis points	2.6	0.6
–200 basis points	4.2	(0.2)
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 902 million GBP and 785 million GBP as of September 30, 2023 and December 31, 2022, respectively, and 1.7 billion CAD as of both September 30, 2023 and December 31, 2022. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR as of both September 30, 2023 and December 31, 2022.
Our non-dollar equity investments in foreign operations expose our balance sheet to translation risk in AOCI and our capital ratios. We manage our AOCI exposure by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.2 billion GBP and 1.9 billion GBP as of September 30, 2023 and December 31, 2022, respectively, and 2.4 billion CAD and 2.2 billion CAD as of September 30, 2023 and December 31, 2022, respectively.
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

SUPERVISION AND REGULATION
Basel III and U.S. Capital Rules Update
Basel III Finalization Proposal
On July 27, 2023, the Federal Banking Agencies released a notice of proposed rulemaking (the “Basel III Finalization Proposal”) to revise the Basel III Capital Rules applicable to banking organizations with total assets of $100 billion or more and their subsidiary depository institutions, including the Company and the Bank, respectively.
The Basel III Finalization Proposal would introduce a new framework for calculating risk-weighted assets (the “Expanded Risk-Based Approach”). The proposal would also replace the existing approach for market risk with a new approach based on both internal models and standardized methodologies. An institution subject to the proposal would be required to calculate its risk-weighted assets under both the Expanded Risk-Based Approach and the existing Basel III standardized approach and, for each risk-based capital ratio, would be bound by the calculation that produces the lower ratio. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the Expanded Risk-Based Approach or the existing Basel III standardized approach produces the lower ratio.

55	Capital One Financial Corporation (COF)

The Basel III Finalization Proposal would also make certain changes to the calculation of regulatory capital for Category III and IV institutions. Under the proposal, these institutions would be required to begin recognizing certain elements of AOCI in CET1 capital, including unrealized gains and losses on available for sale securities. The proposal would also generally reduce the threshold above which these institutions must deduct certain assets from their CET1 capital, including certain deferred tax assets, mortgage servicing assets and investments in unconsolidated financial institutions.
The Basel III Finalization Proposal includes a proposed effective date of July 1, 2025, subject to a three-year transition period ending July 1, 2028, over which risk-weighted assets calculated under the Expanded Risk-Based Approach and the recognition of AOCI in CET1 capital would be phased in.
Enhanced Prudential Standards and Other Related Requirements Update
Long-Term Debt and Clean Holding Company Requirements
On August 29, 2023, the Federal Banking Agencies proposed a rule that would require banking organizations with $100 billion or more in total assets, including the Company, to comply with certain long-term debt requirements and clean holding company requirements (the “LTD Proposal”).
If adopted as proposed, the LTD Proposal would require the Company and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of total risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. To qualify as eligible long-term debt, a debt instrument would be required to meet the requirements currently applicable under the rules that apply to U.S. G-SIBs, as well as certain additional requirements. Additionally, the clean holding company requirements included in the LTD Proposal would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution.
We are in the process of evaluating the LTD Proposal and assessing its potential impact on Capital One, if adopted as proposed.
We provide additional information on our Supervision and Regulation in our 2022 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Report on Form 10-Q for the period ended June 30, 2023 under “Part I—Item 2. MD&A—Supervision and Regulation.”

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•general economic and business conditions in our local markets, including conditions affecting labor markets, housing markets, inflation, interest rates, collateral values, consumer income, creditworthiness and confidence, spending and savings that may affect consumer bankruptcies, defaults, charge-offs, deposit activity as well as impacts of possible government shutdowns;

56	Capital One Financial Corporation (COF)

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
•our ability to manage risks from catastrophic events;
•compliance with applicable laws and regulations related to privacy, data protection and data security;
•our ability to protect our intellectual property; and

57	Capital One Financial Corporation (COF)

•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

58	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	September 30, 2023	December 31, 2022
Tangible Common Equity (Period-End):
Stockholders’ equity	$53,668	$52,582
Goodwill and other intangible assets(1)	(15,308)	(14,902)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$33,515	$32,835
Tangible Assets (Period-End):
Total assets	$471,435	$455,249
Goodwill and other intangible assets(1)	(15,308)	(14,902)
Tangible assets	$456,127	$440,347
Non-GAAP Ratio:
TCE(2)	7.3%	7.5%

	Three Months Ended		Nine Months Ended
(Dollars in millions, except as noted)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Average Tangible Common Equity:
Stockholders’ equity	$55,012	$54,541	$55,048	$56,030
Goodwill and other intangible assets(1)	(15,348)	(14,916)	(15,174)	(14,898)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)	(4,845)
Average tangible common equity	$34,819	$34,780	$35,029	$36,287
Average Tangible Assets:
Total assets	$469,860	$447,088	$466,279	$437,523
Goodwill and other intangible assets(1)	(15,348)	(14,916)	(15,174)	(14,898)
Average tangible assets	$454,512	$432,172	$451,105	$422,625
Tangible Book Value per Share:
Tangible common equity (period-end)	$33,515	$31,084	$33,515	$31,084
Outstanding Common Shares	381.0	382.0	381.0	382.0
Tangible book value per common share (period-end)	$87.97	$81.38	$87.97	$81.38
Return on Average Tangible Assets:
Net income	$1,790	$1,694	$4,181	$6,128
Average tangible assets	454,512	432,172	451,105	422,625
Return on average tangible assets(3)	1.58%	1.57%	1.24%	1.93%
Return on Average Tangible Common Equity:
Net income available to common stockholders	$1,705	$1,616	$3,943	$5,883
Average tangible common equity	34,819	34,780	35,029	36,287
Return on average tangible common equity(4)	19.59%	18.59%	15.01%	21.62%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

59	Capital One Financial Corporation (COF)

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

60	Capital One Financial Corporation (COF)

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
Basel III Finalization Proposal: The notice of proposed rulemaking released by the Federal Banking Agencies on July 27, 2023 to revise the Basel III Capital Rules applicable to banking organizations with total assets of $100 billion or more and their subsidiary depository institutions.
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

61	Capital One Financial Corporation (COF)

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
Exchange Act: The Securities Exchange Act of 1934, as amended.
Expanded Risk Based Approach: The proposed framework for calculating risk-weighted assets for credit risk, operational risk, credit valuation adjustment risk, and market risk, introduced by the Basel III Finalization Proposal.
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

62	Capital One Financial Corporation (COF)

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
LCR Rule: The final rules published by the Basel Committee and as implemented by the Federal Banking Agencies in 2014 for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States. The LCR is calculated by dividing the amount of an institution’s high quality, unencumbered liquid assets by its estimated net cash outflow, as defined and calculated in accordance with the LCR Rule.
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
Long-Term Debt (“LTD”) Proposal: The proposed rule released by the Federal Banking Agencies on August 29, 2023 that would require banking organizations with $100 billion or more in total assets to comply with certain long-term debt requirements and clean holding company requirements.
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
NSFR Rule: The rule issued by the Federal Banking Agencies in October 2020 implementing the net stable funding ratio (“NSFR”). The NSFR measures the stability of our funding profile and requires us to maintain minimum amounts of stable funding to support our assets, commitments and derivatives exposures over a one-year period.
Public Fund Deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.
Purchase volume: Consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.

63	Capital One Financial Corporation (COF)

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
Stress Capital Buffer Rule: The final rule issued by the Federal Reserve in March 2020 to implement the stress capital buffer requirement.
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

64	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed securities
AOCI: Accumulated other comprehensive income
ARRC: Alternative Reference Rates Committee
ASU: Accounting Standards Update
ATM: Automated teller machine
BHC: Bank holding company
bps: Basis points
BTFP: Bank Term Funding Program
CAD: Canadian dollar
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CDE: Community development entities
CECL: Current expected credit loss
CET1: Common equity Tier 1 capital
CFPB: Consumer Financial Protection Bureau
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
COBNA: Capital One Bank (USA), National Association
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CONA: Capital One, National Association
CVA: Credit valuation adjustment
DCF: Discounted cash flow
DTCC: Depository Trust and Clearing Corporation
DVA: Debit valuation adjustment
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCM: Futures commission merchant
FDM: Financial difficulty modification
FDIC: Federal Deposit Insurance Corporation
FFIEC: Federal Financial Institutions Examination Council
FHLB: Federal Home Loan Banks
FICC - GSD: Fixed Income Clearing Corporation - Government Securities Division
FICO: Fair Isaac Corporation
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally accepted accounting principles in the U.S.
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise

65	Capital One Financial Corporation (COF)

ICE: Intercontinental Exchange
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LIBOR: London Interbank Offered Rate
LTD: Long-Term Debt
LTV: Loan-to-Value
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NSFR: Net stable funding ratio
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OPC: Canada’s Office of Privacy Commissioner
OTC: Over-the-counter
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
PCD: Purchased Credit-Deteriorated
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
USD: United States Dollar
VIE: Variable interest entity

66	Capital One Financial Corporation (COF)

67	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2023	2022	2023	2022
Interest income:
Loans, including loans held for sale	$9,696	$7,578	$27,476	$20,550
Investment securities	627	499	1,881	1,336
Other	550	123	1,436	193
Total interest income	10,873	8,200	30,793	22,079
Interest expense:
Deposits	2,611	689	6,744	1,200
Securitized debt obligations	249	120	696	214
Senior and subordinated notes	579	319	1,596	644
Other borrowings	11	69	35	104
Total interest expense	3,450	1,197	9,071	2,162
Net interest income	7,423	7,003	21,722	19,917
Provision for credit losses	2,284	1,669	7,569	3,431
Net interest income after provision for credit losses	5,139	5,334	14,153	16,486
Non-interest income:
Interchange fees, net	1,234	1,195	3,586	3,429
Service charges and other customer-related fees	453	415	1,243	1,230
Other	256	192	730	634
Total non-interest income	1,943	1,802	5,559	5,293
Non-interest expense:
Salaries and associate benefits	2,274	2,187	7,018	6,159
Occupancy and equipment	518	502	1,532	1,496
Marketing	972	978	2,755	2,899
Professional services	295	471	909	1,326
Communications and data processing	344	349	1,038	1,027
Amortization of intangibles	24	17	60	45
Other	433	445	1,287	1,131
Total non-interest expense	4,860	4,949	14,599	14,083
Income from continuing operations before income taxes	2,222	2,187	5,113	7,696
Income tax provision	432	493	932	1,568
Net income	1,790	1,694	4,181	6,128
Dividends and undistributed earnings allocated to participating securities	(28)	(21)	(67)	(74)
Preferred stock dividends	(57)	(57)	(171)	(171)
Net income available to common stockholders	$1,705	$1,616	$3,943	$5,883
Basic earnings per common share:
Net income from continuing operations	$4.46	$4.21	$10.31	$14.90
Net income per basic common share	$4.46	$4.21	$10.31	$14.90
Diluted earnings per common share:
Net income from continuing operations	$4.45	$4.20	$10.28	$14.84
Net income per diluted common share	$4.45	$4.20	$10.28	$14.84

See Notes to Consolidated Financial Statements.
68	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Net income	$1,790	$1,694	$4,181	$6,128
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available for sale	(2,108)	(2,935)	(2,034)	(8,476)
Net unrealized losses on hedging relationships	(259)	(804)	(282)	(2,496)
Foreign currency translation adjustments	(39)	(48)	8	(105)
Other	0	(1)	0	(1)
Other comprehensive loss, net of tax	(2,406)	(3,788)	(2,308)	(11,078)
Comprehensive income (loss)	$(616)	$(2,094)	$1,873	$(4,950)

See Notes to Consolidated Financial Statements.
69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,620	$5,193
Interest-bearing deposits and other short-term investments	40,249	25,663
Total cash and cash equivalents	44,869	30,856
Restricted cash for securitization investors	435	400
Securities available for sale (amortized cost of $87.7 billion and $87.0 billion and allowance for credit losses of $4 million and $3 million as of September 30, 2023 and December 31, 2022, respectively)	74,837	76,919
Loans held for investment:
Unsecuritized loans held for investment	284,953	283,282
Loans held in consolidated trusts	29,827	29,049
Total loans held for investment	314,780	312,331
Allowance for credit losses	(14,955)	(13,240)
Net loans held for investment	299,825	299,091
Loans held for sale ($314 million and $191 million carried at fair value as of September 30, 2023 and December 31, 2022, respectively)	742	203
Premises and equipment, net	4,378	4,351
Interest receivable	2,469	2,104
Goodwill	15,048	14,777
Other assets	28,832	26,548
Total assets	$471,435	$455,249

Liabilities:
Interest payable	$685	$527
Deposits:
Non-interest-bearing deposits	28,794	32,203
Interest-bearing deposits	317,217	300,789
Total deposits	346,011	332,992
Securitized debt obligations	17,417	16,973
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	522	883
Senior and subordinated notes	31,283	30,826
Other borrowings	25	33
Total other debt	31,830	31,742
Other liabilities	21,824	20,433
Total liabilities	417,767	402,667
Commitments, contingencies and guarantees (see Note 13)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both September 30, 2023 and December 31, 2022)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 695,336,698 and 690,334,422 shares issued as of September 30, 2023 and December 31, 2022, respectively; 380,991,150 and 381,318,702 shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	7	7
Additional paid-in capital, net	35,334	34,725
Retained earnings	60,529	57,184
Accumulated other comprehensive loss	(12,224)	(9,916)
Treasury stock, at cost (par value $0.01 per share; 314,345,548 and 309,015,720 shares as of September 30, 2023 and December 31, 2022, respectively)	(29,978)	(29,418)
Total stockholders’ equity	53,668	52,582
Total liabilities and stockholders’ equity	$471,435	$455,249

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(1)						48			48
Comprehensive income						960	1,376		2,336
Dividends—common stock(2)			26,635	0	3	(237)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(246)	(246)
Issuances of common stock and restricted stock, net of forfeitures			2,972,149	0	76				76
Compensation expense for restricted stock units					148				148
Balance as of March 31, 2023	4,975,000	$0	693,333,206	$7	$34,952	$57,898	$(8,540)	$(29,664)	$54,653
Cumulative effects of accounting standards adoption(3)						(11)			(11)
Comprehensive income (loss)						1,431	(1,278)		153
Dividends—common stock(2)			4,745	0	1	(233)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(157)	(157)
Issuances of common stock and restricted stock, net of forfeitures			989,004	0	88				88
Compensation expense for restricted stock units					122				122
Balance as of June 30, 2023	4,975,000	$0	694,326,955	$7	$35,163	$59,028	$(9,818)	$(29,821)	$54,559
Cumulative effects of accounting standards adoption(3)						0			0
Comprehensive income (loss)						1,790	(2,406)		(616)
Dividends—common stock(2)			4,078	0	0	(232)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(157)	(157)
Issuances of common stock and restricted stock, net of forfeitures			943,409	0	71				71
Exercises of stock options			62,256	0	4				4
Compensation expense for restricted stock units					96				96
Balance as of September 30, 2023	4,975,000	$0	695,336,698	$7	$35,334	$60,529	$(12,224)	$(29,978)	$53,668

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						2,403	(4,467)		(2,064)
Dividends—common stock(2)			18,408	0	2	(253)			(251)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,484)	(2,484)
Issuances of common stock and restricted stock, net of forfeitures			2,517,691	0	68				68
Exercises of stock options			7,809	0	1				1
Compensation expense for restricted stock units					103				103
Balance as of March 31, 2022	4,975,000	$0	687,601,852	$7	$34,286	$53,099	$(4,093)	$(26,954)	$56,345
Comprehensive income (loss)						2,031	(2,823)		(792)
Dividends—common stock(2)			4,083	0	1	(237)			(236)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(1,988)	(1,988)
Issuances of common stock and restricted stock, net of forfeitures			671,473	0	70				70
Compensation expense for restricted stock units					68				68
Balance as of June 30, 2022	4,975,000	$0	688,277,408	$7	$34,425	$54,836	$(6,916)	$(28,942)	$53,410
Comprehensive income (loss)						1,694	(3,788)		(2,094)
Dividends—common stock(2)			5,936	0	1	(233)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(319)	(319)
Issuances of common stock and restricted stock, net of forfeitures			941,581	0	76				76
Exercises of stock options			188,070	0	10				10
Compensation expense for restricted stock units					67				67
Balance as of September 30, 2022	4,975,000	$0	689,412,995	$7	$34,579	$56,240	$(10,704)	$(29,261)	$50,861
__________
(1)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
(2)We declared dividends per share on our common stock of $0.60 in the third quarter of 2023 and 2022, and $1.80 in the first nine months of 2023 and 2022.
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

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Operating activities:
Income from continuing operations, net of tax	$4,181	$6,128
Net income	4,181	6,128
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	7,569	3,431
Depreciation and amortization, net	2,428	2,367
Deferred tax benefit	(513)	(371)
Net securities losses	0	9
Loss (gain) on sales of loans	1	(193)
Stock-based compensation expense	372	238
Other	(46)	20
Loans held for sale:
Originations and purchases	(3,990)	(6,894)
Proceeds from sales and paydowns	3,847	6,242
Changes in operating assets and liabilities:
Changes in interest receivable	(350)	(390)
Changes in other assets	(483)	(5,898)
Changes in interest payable	158	152
Changes in other liabilities	301	812
Net change from discontinued operations	0	(1)
Net cash from operating activities	13,475	5,652
Investing activities:
Securities available for sale:
Purchases	(7,334)	(11,614)
Proceeds from paydowns and maturities	6,663	16,905
Proceeds from sales	0	2,570
Loans:
Net changes in loans originated as held for investment	(8,827)	(25,469)
Principal recoveries of loans previously charged off	1,715	1,631
Net purchases of premises and equipment	(700)	(644)
Net cash used in acquisition activities	(2,785)	(1,127)
Net cash used in other investing activities	(962)	(543)
Net cash used in investing activities	(12,230)	(18,291)

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Financing activities:
Deposits and borrowings:
Changes in deposits	$13,080	$6,771
Issuance of securitized debt obligations	2,443	8,230
Maturities and paydowns of securitized debt obligations	(2,003)	(6,572)
Issuance of senior and subordinated notes and long-term FHLB advances	5,728	21,271
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(4,886)	(8,061)
Changes in other borrowings	(369)	(307)
Common stock:
Net proceeds from issuances	235	214
Dividends paid	(698)	(719)
Preferred stock:
Dividends paid	(171)	(171)
Purchases of treasury stock	(560)	(4,791)
Proceeds from share-based payment activities	4	11
Net cash from financing activities	12,803	15,876
Changes in cash, cash equivalents and restricted cash for securitization investors	14,048	3,237
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	31,256	22,054
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$45,304	$25,291
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$1,174	$680
Interest paid	10,196	1,927
Income tax paid	871	991

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

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
As of September 30, 2023, Capital One Financial Corporation’s principal subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”).
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

75	Capital One Financial Corporation (COF)

As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. Loan modifications to a borrower experiencing financial difficulty in the form of principal forgiveness, interest rate reduction, an other-than-insignificant delay in payment, including payment deferrals, a term extension, or a combination of these modifications are reported as a financial difficulty modification (“FDM”). As restructurings offered to borrowers experiencing financial difficulty are typically not at market terms, FDMs are generally accounted for as a continuation of the existing loan. See “Note 3—Loans” for additional information on our loan modifications and restructurings.
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
Newly Adopted Accounting Standards During the Nine Months Ended September 30, 2023

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

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both September 30, 2023 and December 31, 2022.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of September 30, 2023 and December 31, 2022. Accrued interest receivable of $241 million and $215 million as of September 30, 2023 and December 31, 2022, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	September 30, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,279	$0	$1	$(75)	$5,205
RMBS:
Agency	71,122	0	15	(11,945)	59,192
Non-agency	620	(4)	81	(7)	690
Total RMBS	71,742	(4)	96	(11,952)	59,882
Agency CMBS	8,718	0	1	(880)	7,839
Other securities(1)	1,911	0	3	(3)	1,911
Total investment securities available for sale	$87,650	$(4)	$101	$(12,910)	$74,837

	December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,129	$0	$2	$(90)	$5,041
RMBS:
Agency	71,212	0	53	(9,413)	61,852
Non-agency	653	(3)	93	(6)	737
Total RMBS	71,865	(3)	146	(9,419)	62,589
Agency CMBS	8,626	0	4	(760)	7,870
Other securities(1)	1,427	0	2	(10)	1,419
Total investment securities available for sale	$87,047	$(3)	$154	$(10,279)	$76,919
__________
(1)Includes $1.2 billion and $707 million of asset-backed securities (“ABS”) as of September 30, 2023 and December 31, 2022, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

77	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,410	$(1)	$2,206	$(74)	$4,616	$(75)
RMBS:
Agency	6,472	(265)	51,771	(11,680)	58,243	(11,945)
Non-agency	5	0	11	(1)	16	(1)
Total RMBS	6,477	(265)	51,782	(11,681)	58,259	(11,946)
Agency CMBS	1,322	(26)	6,092	(854)	7,414	(880)
Other securities	771	(2)	308	(1)	1,079	(3)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$10,980	$(294)	$60,388	$(12,610)	$71,368	$(12,904)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,464	$(57)	$448	$(33)	$2,912	$(90)
RMBS:
Agency	23,271	(1,809)	36,803	(7,604)	60,074	(9,413)
Non-agency	14	(1)	3	0	17	(1)
Total RMBS	23,285	(1,810)	36,806	(7,604)	60,091	(9,414)
Agency CMBS	4,325	(267)	3,214	(493)	7,539	(760)
Other securities	555	(7)	76	(3)	631	(10)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$30,629	$(2,141)	$40,544	$(8,133)	$71,173	$(10,274)
__________
(1)    Consists of approximately 2,910 and 2,840 securities in gross unrealized loss positions as of September 30, 2023 and December 31, 2022, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of September 30, 2023, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

78	Capital One Financial Corporation (COF)

Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2023
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$1,525	$3,680	$0	$0	$5,205
RMBS(1):
Agency	1	68	1,175	57,948	59,192
Non-agency	0	0	3	687	690
Total RMBS	1	68	1,178	58,635	59,882
Agency CMBS(1)	115	2,571	3,228	1,925	7,839
Other securities	512	1,370	29	0	1,911
Total securities available for sale	$2,153	$7,689	$4,435	$60,560	$74,837
Amortized cost of securities available for sale	$2,175	$7,961	$4,995	$72,519	$87,650
Weighted-average yield for securities available for sale	3.58%	3.83%	3.28%	2.83%	2.96%
__________
(1)As of September 30, 2023, the weighted-average expected maturities of RMBS and Agency CMBS were 7.0 years and 4.6 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, total proceeds from the sales of our securities were $330 million and $2.6 billion, respectively, with losses of $3 million and $9 million, respectively.
Securities Pledged and Received
We pledged investment securities totaling $44.1 billion and $21.3 billion as of September 30, 2023 and December 31, 2022, respectively. These securities are primarily pledged to support our access to Federal Home Loan Banks (“FHLB”) advances, the Bank Term Funding Program (“BTFP”) and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $72 million and $82 million as of September 30, 2023 and December 31, 2022, respectively, related to our derivative transactions.

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
Accrued interest receivable of $2.2 billion and $1.9 billion as of September 30, 2023 and December 31, 2022, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2023 and December 31, 2022. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$134,267	$1,820	$1,329	$2,904	$6,053	$140,320
International card businesses	6,170	105	67	121	293	6,463
Total credit card	140,437	1,925	1,396	3,025	6,346	146,783
Consumer Banking:
Auto	70,665	2,961	1,409	421	4,791	75,456
Retail banking	1,357	15	3	13	31	1,388
Total consumer banking	72,022	2,976	1,412	434	4,822	76,844
Commercial Banking:
Commercial and multifamily real estate	35,324	126	37	135	298	35,622
Commercial and industrial	55,322	5	0	204	209	55,531
Total commercial banking	90,646	131	37	339	507	91,153
Total loans(1)	$303,105	$5,032	$2,845	$3,798	$11,675	$314,780
% of Total loans	96.29%	1.60%	0.90%	1.21%	3.71%	100.00%

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$127,066	$1,405	$975	$2,135	$4,515	$131,581
International card businesses	5,895	86	58	110	254	6,149
Total credit card	132,961	1,491	1,033	2,245	4,769	137,730
Consumer Banking:
Auto	73,467	3,101	1,418	387	4,906	78,373
Retail banking	1,518	13	4	17	34	1,552
Total consumer banking	74,985	3,114	1,422	404	4,940	79,925

80	Capital One Financial Corporation (COF)

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	37,417	0	1	35	36	37,453
Commercial and industrial	56,942	61	55	165	281	57,223
Total commercial banking	94,359	61	56	200	317	94,676
Total loans(1)	$302,305	$4,666	$2,511	$2,849	$10,026	$312,331
% of Total loans	96.79%	1.50%	0.80%	0.91%	3.21%	100.00%
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.4 billion as of both September 30, 2023 and December 31, 2022.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of September 30, 2023 and December 31, 2022. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2023			December 31, 2022
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$2,904	N/A	$0	$2,135	N/A	$0
International card businesses	115	$9	0	105	$9	0
Total credit card	3,019	9	0	2,240	9	0
Consumer Banking:
Auto	0	639	0	0	595	0
Retail banking	0	45	23	0	39	8
Total consumer banking	0	684	23	0	634	8
Commercial Banking:
Commercial and multifamily real estate	0	459	312	0	271	246
Commercial and industrial	13	363	199	0	430	294
Total commercial banking	13	822	511	0	701	540
Total	$3,032	$1,515	$534	$2,240	$1,344	$548
% of Total loans held for investment	0.96%	0.48%	0.17%	0.72%	0.43%	0.18%
__________
(1)We recognized interest income for loans classified as nonperforming of $11 million and $47 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $29 million for the three and nine months ended September 30, 2022, respectively.

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
The table below presents our credit card portfolio by delinquency status as of September 30, 2023 and December 31, 2022.
Table 3.3: Credit Card Delinquency Status

	September 30, 2023			December 31, 2022
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$133,953	$314	$134,267	$126,811	$255	$127,066
30-59 days	1,796	24	1,820	1,388	17	1,405
60-89 days	1,312	17	1,329	964	11	975
Greater than 90 days	2,879	25	2,904	2,121	14	2,135
Total domestic credit card	139,940	380	140,320	131,284	297	131,581

International card businesses:
Current	6,140	30	6,170	5,866	29	5,895
30-59 days	101	4	105	83	3	86
60-89 days	64	3	67	55	3	58
Greater than 90 days	117	4	121	106	4	110
Total international card businesses	6,422	41	6,463	6,110	39	6,149
Total credit card	$146,362	$421	$146,783	$137,394	$336	$137,730
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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of September 30, 2023 and December 31, 2022. We present our auto loan portfolio by FICO scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.

82	Capital One Financial Corporation (COF)

Table 3.4: Consumer Banking Portfolio by Vintage Year

	September 30, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$9,809	$13,757	$10,562	$3,608	$1,499	$471	$39,706	$0	$0	$39,706
621-660	3,891	4,840	3,724	1,535	713	277	14,980	0	0	14,980
620 or below	5,359	6,053	4,775	2,682	1,345	556	20,770	0	0	20,770
Total auto	19,059	24,650	19,061	7,825	3,557	1,304	75,456	0	0	75,456

Retail banking—Delinquency status:
Current	73	153	78	69	121	497	991	361	5	1,357
30-59 days	0	0	0	0	0	3	3	12	0	15
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	0	8	8	4	1	13
Total retail banking	73	153	78	69	121	509	1,003	379	6	1,388
Total consumer banking	$19,132	$24,803	$19,139	$7,894	$3,678	$1,813	$76,459	$379	$6	$76,844

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,872	$14,246	$5,354	$2,595	$1,032	$328	$41,427	$0	$0	$41,427
621-660	6,212	5,060	2,257	1,167	513	185	15,394	0	0	15,394
620 or below	7,717	6,501	3,898	2,144	914	378	21,552	0	0	21,552
Total auto	31,801	25,807	11,509	5,906	2,459	891	78,373	0	0	78,373

Retail banking—Delinquency status:
Current	166	128	82	133	127	470	1,106	408	4	1,518
30-59 days	2	1	0	0	0	2	5	8	0	13
60-89 days	0	1	0	0	0	1	2	2	0	4
Greater than 90 days	0	0	0	0	3	8	11	4	2	17
Total retail banking	168	130	82	133	130	481	1,124	422	6	1,552
Total consumer banking	$31,969	$25,937	$11,591	$6,039	$2,589	$1,372	$79,497	$422	$6	$79,925
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average Fair Isaac Corporation (“FICO”) scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

83	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of September 30, 2023 and December 31, 2022. The internal risk rating status includes all past due loans, both performing and nonperforming. Certain amounts as of December 31, 2022 have been reclassified between vintage years to reflect our revised methodology for loans impacted by LIBOR transition.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,919	$4,848	$3,092	$1,247	$2,421	$3,796	$18,323	$13,215	$25	$31,563
Criticized performing	230	1,217	560	258	419	901	3,585	15	0	3,600
Criticized nonperforming	0	0	46	0	127	286	459	0	0	459
Total commercial and multifamily real estate	3,149	6,065	3,698	1,505	2,967	4,983	22,367	13,230	25	35,622
Commercial and industrial
Noncriticized	4,704	12,196	7,329	3,796	2,595	5,319	35,939	15,352	114	51,405
Criticized performing	242	815	575	270	344	457	2,703	1,060	0	3,763
Criticized nonperforming	0	25	22	25	154	81	307	56	0	363
Total commercial and industrial	4,946	13,036	7,926	4,091	3,093	5,857	38,949	16,468	114	55,531
Total commercial banking	$8,095	$19,101	$11,624	$5,596	$6,060	$10,840	$61,316	$29,698	$139	$91,153

84	Capital One Financial Corporation (COF)

	December 31, 2022
	Term Loans by Vintage Year
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$5,860	$4,807	$1,676	$2,879	$1,927	$3,474	$20,623	$13,254	$25	$33,902
Criticized performing	359	487	212	535	378	1,196	3,167	113	0	3,280
Criticized nonperforming	1	22	0	94	19	135	271	0	0	271
Total commercial and multifamily real estate	6,220	5,316	1,888	3,508	2,324	4,805	24,061	13,367	25	37,453
Commercial and industrial
Noncriticized	13,485	7,993	4,466	3,420	1,797	5,349	36,510	17,187	21	53,718
Criticized performing	482	686	216	336	228	163	2,111	964	0	3,075
Criticized nonperforming	30	29	0	156	82	57	354	76	0	430
Total commercial and industrial	13,997	8,708	4,682	3,912	2,107	5,569	38,975	18,227	21	57,223
Total commercial banking	$20,217	$14,024	$6,570	$7,420	$4,431	$10,374	$63,036	$31,594	$46	$94,676
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

85	Capital One Financial Corporation (COF)

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
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty (“FDMs”). The types of modifications we offer borrowers experiencing financial difficulty did not change as a result of ASU 2022-02. Under this new accounting guidance, FDMs are accumulated and the performance of each loan that received a FDM is reported on a rolling twelve month basis. For the interim reporting period ended September 30, 2023, FDMs and the related borrower performance information pertain to FDMs which occurred in the three and nine months ended September 30, 2023. For additional information on FDMs, see “Note 1—Summary of Significant Accounting Policies.”
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

86	Capital One Financial Corporation (COF)

The following table presents the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three and nine months ended September 30, 2023.
Table 3.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$200	$42	$242	—	—	—	—	—	—	$242
Term extension	—	—	—	$14	$2	$16	$128	$147	$275	291
Principal balance reduction	—	—	—	8	—	8	—	—	—	8
Interest rate reduction and term extension	7	—	7	248	—	248	—	26	26	281
Other(1)	—	—	—	2	7	9	—	56	56	65
Total loans modified	$207	$42	$249	$272	$9	$281	$128	$229	$357	$887
% of total class of receivables	0.15%	0.65%	0.17%	0.36%	0.62%	0.36%	0.36%	0.41%	0.39%	0.28%

	Nine Months Ended September 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$437	$76	$513	—	—	—	—	—	—	$513
Term extension	—	—	—	$76	$3	$79	$327	$347	$674	753
Principal balance reduction	—	—	—	17	—	17	—	—	—	17
Principal balance reduction and term extension	—	—	—	—	—	—	—	15	15	15
Interest rate reduction and term extension	10	—	10	504	—	504	—	26	26	540
Other(1)	—	—	—	3	7	10	54	151	205	215
Total loans modified	$447	$76	$523	$600	$10	$610	$381	$539	$920	$2,053
% of total class of receivables	0.32%	1.17%	0.36%	0.79%	0.75%	0.79%	1.07%	0.97%	1.01%	0.65%
__________
(1)Consumer Banking and Commercial Banking consists of modifications other than interest rate reduction, term extension, or principal balance reduction.
Table 3.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.40%	27.41%	8.67%	—	—	0.25%
Payment delay duration (in months)	12	0	6	8	11	17
Principal balance reduction	—	—	—	—	—	—

	Nine Months Ended September 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.19%	27.08%	8.74%	2.00%	—	0.25%
Payment delay duration (in months)	12	0	6	13	15	9
Principal balance reduction	—	—	$1	—	$20	$3

87	Capital One Financial Corporation (COF)

Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Note 1—Summary of Significant Accounting Policies” for additional information on how the allowance for modified loans is calculated for each portfolio segment.
The following table presents FDMs over a rolling 12 month period by delinquency status as of September 30, 2023.
Table 3.8 Delinquency Status of Loan Modifications to Borrowers Experiencing Financial Difficulty(1)

	September 30, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$283	$65	$40	$59	$164	$447
International card businesses	35	8	8	25	41	76
Total credit card	318	73	48	84	205	523
Consumer Banking:
Auto	457	79	46	18	143	600
Retail banking	10	0	0	0	0	10
Total consumer banking	467	79	46	18	143	610
Commercial Banking:
Commercial and multifamily real estate	318	0	0	63	63	381
Commercial and industrial	417	4	0	118	122	539
Total commercial banking	735	4	0	181	185	920
Total	$1,520	$156	$94	$283	$533	$2,053
__________
(1)Commitments to lend additional funds on FDMs totaled $75 million as of September 30, 2023.
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
The following table presents FDMs that entered subsequent default for the three and nine months ended September 30, 2023.

88	Capital One Financial Corporation (COF)

Table 3.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$17	$0	$0	$17
International card businesses	6	0	0	6
Total credit card	23	0	0	23
Consumer Banking:
Auto	0	7	77	84
Total consumer banking	0	7	77	84
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$23	$104	$77	$204

	Nine Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$39	$0	$0	$39
International card businesses	9	0	0	9
Total credit card	48	0	0	48
Consumer Banking:
Auto	0	9	129	138
Total consumer banking	0	9	129	138
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$48	$106	$129	$283

89	Capital One Financial Corporation (COF)

Troubled Debt Restructurings
We adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, and elected the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs, and establishes disclosure requirements, to be applied prospectively, for loans with FDMs.
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the three and nine months ended September 30, 2022.
Table 3.10: Troubled Debt Restructurings(1)

		Three Months Ended September 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$77	100%	16.79%	N/A	N/A
International card businesses	29	100	27.52	N/A	N/A
Total credit card	106	100	19.77	N/A	N/A
Consumer Banking:
Auto	275	64	8.45	97%	5
Retail banking	1	N/A	N/A	60	14
Total consumer banking	276	64	8.45	97	5
Commercial Banking:
Commercial and multifamily real estate	38	58	0.78	100	11
Commercial and industrial	75	N/A	N/A	98	17
Total commercial banking	113	20	0.78	99	15
Total	$495

		Nine Months Ended September 30, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$196	100%	15.76%	N/A	N/A
International card businesses	93	100	27.73	N/A	N/A
Total credit card	289	100	19.63	N/A	N/A
Consumer Banking:
Auto	794	56	8.59	97%	4
Retail banking	2	N/A	N/A	76	13
Total consumer banking	796	56	8.59	97	4
Commercial Banking:
Commercial and multifamily real estate	302	10	0.35	80	13
Commercial and industrial	242	N/A	N/A	62	14
Total commercial banking	544	6	0.35	72	13
Total	$1,629
__________
(1)Commitments to lend additional funds on loans modified in TDRs totaled $214 million as of September 30, 2022.

90	Capital One Financial Corporation (COF)

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
Table 3.11: TDR—Subsequent Defaults

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	9,927	$19	23,951	$47
International card businesses	18,971	19	55,089	58
Total credit card	28,898	38	79,040	105
Consumer Banking:
Auto	4,592	82	10,102	178
Retail banking	0	0	0	0
Total consumer banking	4,592	82	10,102	178
Commercial Banking:
Commercial and industrial	0	0	3	35
Total commercial banking	0	0	3	35
Total	33,490	$120	89,145	$318
Loans Pledged
We pledged loan collateral of $7.8 billion and $9.8 billion to secure a portion of our FHLB borrowing capacity of $31.6 billion and $19.9 billion as of September 30, 2023 and December 31, 2022, respectively. We also pledged loan collateral of $69.8 billion and $34.1 billion to secure our Federal Reserve Discount Window borrowing capacity of $40.9 billion and $19.7 billion as of September 30, 2023 and December 31, 2022, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2023, we converted $101 million and $443 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and nine months ended September 30, 2022, we converted $51 million and $383 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2023 and 2022. Our allowance for credit losses increased by $1.7 billion to $15.0 billion as of September 30, 2023 from December 31, 2022.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2023	$10,976	$2,185	$1,485	$14,646
Charge-offs	(1,925)	(596)	(60)	(2,581)
Recoveries(1)	333	247	2	582
Net charge-offs	(1,592)	(349)	(58)	(1,999)
Provision for credit losses	1,953	213	155	2,321
Allowance build (release) for credit losses	361	(136)	97	322
Other changes(2)	(13)	0	0	(13)
Balance as of September 30, 2023	11,324	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of June 30, 2023	0	0	197	197
Provision (benefit) for losses on unfunded lending commitments	0	0	(39)	(39)
Balance as of September 30, 2023	0	0	158	158
Combined allowance and reserve as of September 30, 2023	$11,324	$2,049	$1,740	$15,113

92	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(5,481)	(1,653)	(462)	(7,596)
Recoveries(1)	992	718	5	1,715
Net charge-offs	(4,489)	(935)	(457)	(5,881)
Provision for credit losses	6,298	747	581	7,626
Allowance build (release) for credit losses	1,809	(188)	124	1,745
Other changes(2)	33	0	0	33
Balance as of September 30, 2023	11,324	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(60)	(60)
Balance as of September 30, 2023	0	0	158	158
Combined allowance and reserve as of September 30, 2023	$11,324	$2,049	$1,740	$15,113

	Three Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2022	$8,166	$2,047	$1,278	$11,491
Charge-offs	(1,047)	(410)	(13)	(1,470)
Recoveries(1)	352	186	1	539
Net charge-offs	(695)	(224)	(12)	(931)
Provision for credit losses	1,261	285	119	1,665
Allowance build for credit losses	566	61	107	734
Other changes(2)	(16)	0	0	(16)
Balance as of September 30, 2022	8,716	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of June 30, 2022	0	0	239	239
Provision for losses on unfunded lending commitments	0	0	4	4
Balance as of September 30, 2022	0	0	243	243
Combined allowance and reserve as of September 30, 2022	$8,716	$2,108	$1,628	$12,452

93	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(3,011)	(1,090)	(73)	(4,174)
Recoveries(1)	1,031	584	16	1,631
Net charge-offs	(1,980)	(506)	(57)	(2,543)
Provision for credit losses	2,387	696	275	3,358
Allowance build for credit losses	407	190	218	815
Other changes(2)	(36)	0	0	(36)
Balance as of September 30, 2022	8,716	2,108	1,385	12,209
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	78	78
Balance as of September 30, 2022	0	0	243	243
Combined allowance and reserve as of September 30, 2022	$8,716	$2,108	$1,628	$12,452
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans and foreign currency translation adjustments. The initial allowance of purchased credit-deteriorated loans was $0 million and $32 million for the three and nine months ended September 30, 2023, respectively, and $10 million for both the three and nine months ended September 30, 2022.
(3)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective approach, which consists of implementing disclosure requirements prospectively as of the adoption date. The ASU requires public entities to disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases.
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

94	Capital One Financial Corporation (COF)

The table below presents gross charge-offs for loans held for investment by vintage year during the nine months ended September 30, 2023.
Table 4.2: Gross Charge-Offs by Vintage Year

	Nine Months Ended September 30, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$5,100	$56	$5,156
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	315	10	325
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	5,415	66	5,481
Consumer Banking
Auto	$52	$551	$523	$246	$141	$89	$1,602	0	0	1,602
Retail banking	0	0	1	0	0	1	2	49	0	51
Total consumer banking	52	551	524	246	141	90	1,604	49	0	1,653
Commercial Banking
Commercial and multifamily real estate	0	29	47	22	105	201	404	0	0	404
Commercial and industrial	2	9	0	0	29	3	43	15	0	58
Total commercial banking	2	38	47	22	134	204	447	15	0	462
Total	$54	$589	$571	$268	$275	$294	$2,051	$5,479	$66	$7,596

95	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2023 and 2022.
Table 4.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Estimated reimbursements from partners, beginning of period	$1,908	$1,302
Amounts due from partners for charged off loans	(249)	(127)
Change in estimated partner reimbursements that decreased provision for credit losses	319	237
Estimated reimbursements from partners, end of period	$1,978	$1,412

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Estimated reimbursements from partners, beginning of period	$1,558	$1,450
Amounts due from partners for charged off loans	(681)	(353)
Change in estimated partner reimbursements that decreased provision for credit losses(1)	1,101	315
Estimated reimbursements from partners, end of period	$1,978	$1,412
__________
(1)Includes adjustments for purchased credit-deteriorated (“PCD”) loans acquired in the first quarter of 2023.

96	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2023 and December 31, 2022. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,610	$14,689	$0	$0	$0
Auto loan securitizations	4,464	3,651	0	0	0
Total securitization-related VIEs	29,074	18,340	0	0	0
Other VIEs:(3)
Affordable housing entities	271	5	5,551	2,049	5,551
Entities that provide capital to low-income and rural communities	2,509	10	0	0	0
Other(4)	0	0	466	0	466
Total other VIEs	2,780	15	6,017	2,049	6,017
Total VIEs	$31,854	$18,355	$6,017	$2,049	$6,017

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,620	$13,877	$0	$0	$0
Auto loan securitizations	4,863	4,002	0	0	0
Total securitization-related VIEs	28,483	17,879	0	0	0

97	Capital One Financial Corporation (COF)

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Other VIEs:(3)
Affordable housing entities	261	19	4,944	1,596	4,944
Entities that provide capital to low-income and rural communities	2,301	10	0	0	0
Other(4)	0	0	337	0	337
Total other VIEs	2,562	29	5,281	1,596	5,281
Total VIEs	$31,045	$17,908	$5,281	$1,596	$5,281
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.5 billion of assets and $931 million of liabilities as of September 30, 2023, and $2.3 billion of assets and $616 million of liabilities as of December 31, 2022.
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

98	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2023 and December 31, 2022.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
September 30, 2023:
Securities held by third-party investors	$13,772	$3,645
Receivables in the trusts	25,532	4,295
Cash balance of spread or reserve accounts	0	20
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2022:
Securities held by third-party investors	$12,976	$3,997
Receivables in the trusts	24,367	4,682
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for certain investments in qualified affordable housing projects using the proportional amortization method if certain criteria are met. The proportional amortization method amortizes the cost of the investment over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2023 and 2022, we recognized amortization of $522 million and $484 million, respectively, and tax credits of $652 million and $582 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.3 billion and $4.9 billion as of September 30, 2023 and December 31, 2022, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded

99	Capital One Financial Corporation (COF)

commitments was $2.2 billion and $1.8 billion as of September 30, 2023 and December 31, 2022 respectively, and is largely expected to be paid from 2023 to 2026.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.6 billion and $4.9 billion as of September 30, 2023 and December 31, 2022, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $12.6 billion and $12.5 billion as of September 30, 2023 and December 31, 2022, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.5 billion and $2.3 billion as of September 30, 2023 and December 31, 2022, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $466 million and $337 million as of September 30, 2023 and December 31, 2022, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

100	Capital One Financial Corporation (COF)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of September 30, 2023 and December 31, 2022. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	September 30, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,048	N/A	$15,048
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(76)	293
Other(1)	171	(132)	39
Total other intangible assets	540	(208)	332
Total goodwill and other intangible assets	$15,588	$(208)	$15,380
Commercial MSRs(2)	$654	$(249)	$405

	December 31, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$14,777	N/A	$14,777
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	147	$(26)	121
Other(1)	195	(157)	38
Total other intangible assets	342	(183)	159
Total goodwill and other intangible assets	$15,119	$(183)	$14,936
Commercial MSRs(2)	$660	$(223)	$437
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $24 million and $60 million for the three and nine months ended September 30, 2023, respectively, and $17 million and $45 million for the three and nine months ended September 30, 2022, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for the nine months ended September 30, 2023.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2022	$5,078	$4,645	$5,054	$14,777
Acquisitions	273	0	0	273
Other adjustments(1)	(2)	0	0	(2)
Balance as of September 30, 2023	$5,349	$4,645	$5,054	$15,048
__________
(1)Represents foreign currency translation adjustments and measurement period adjustments.

101	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2023 and December 31, 2022. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 7.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2023	December 31, 2022
Deposits:
Non-interest-bearing deposits	$28,794	$32,203
Interest-bearing deposits(1)	317,217	300,789
Total deposits	$346,011	$332,992
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$522	$883
Total short-term borrowings	$522	$883

	September 30, 2023				December 31, 2022
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2024-2028	0.55% - 6.12%	2.87%	$17,417	$16,973
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2024-2034	0.80 - 6.38	4.01	26,419	24,134
Floating unsecured senior debt	2024-2025	6.00 - 6.66	6.18	1,248	1,597
Total unsecured senior debt			4.11	27,667	25,731
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,616	5,095
Total senior and subordinated notes				31,283	30,826
Other long-term borrowings	2023-2031	0.35 - 9.91	6.38	25	33
Total long-term debt				$48,725	$47,832
Total short-term borrowings and long-term debt				$49,247	$48,715
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of September 30, 2023, the total time deposit amount with some portion in excess of the insured amount was $15.4 billion and the portion of those deposits estimated to be uninsured was $8.5 billion. As of December 31, 2022, the total time deposit amount with some portion in excess of the insured amount was $6.1 billion and the portion of those deposits estimated to be uninsured was $2.0 billion.
(2)Includes $1.2 billion of Euro (“EUR”) denominated unsecured notes as of both September 30, 2023 and December 31, 2022.

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

104	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2023 and December 31, 2022, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 8.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2023			December 31, 2022
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$67,173	$40	$10	$60,956	$3	$53
Cash flow hedges	61,100	117	10	30,350	0	451
Total interest rate contracts	128,273	157	20	91,306	3	504
Foreign exchange contracts:
Fair value hedges	1,322	0	208	1,338	0	211
Cash flow hedges	2,356	69	1	2,175	4	14
Net investment hedges	4,618	81	78	4,147	78	91
Total foreign exchange contracts	8,296	150	287	7,660	82	316
Total derivatives designated as accounting hedges	136,569	307	307	98,966	85	820
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	98,191	1,609	1,986	91,601	1,140	1,873
Commodity contracts	32,131	1,354	1,335	28,935	1,756	1,738
Foreign exchange and other contracts	4,576	68	42	4,926	74	78
Total customer accommodation	134,898	3,031	3,363	125,462	2,970	3,689
Other interest rate exposures(2)	743	27	19	1,135	34	22
Other contracts	2,715	16	10	2,238	9	19
Total derivatives not designated as accounting hedges	138,356	3,074	3,392	128,835	3,013	3,730
Total derivatives	$274,925	$3,381	$3,699	$227,801	$3,098	$4,550
Less: netting adjustment(3)		(1,471)	(632)		(1,134)	(1,235)
Total derivative assets/liabilities		$1,910	$3,067		$1,964	$3,315
__________
(1)Does not reflect approximately $1 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2023 and December 31, 2022, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

105	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2023 and December 31, 2022.
Table 8.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2023			December 31, 2022
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$4,608	$(102)	$144	$3,983	$(80)	$200
Interest-bearing deposits	(17,225)	580	(1)	(17,280)	500	(1)
Securitized debt obligations	(13,117)	757	0	(11,921)	748	0
Senior and subordinated notes	(30,035)	1,931	(413)	(24,544)	1,542	(527)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $870 million and $236 million as of September 30, 2023 and December 31, 2022, respectively. The amount of the designated hedged items was $655 million and $225 million as of September 30, 2023 and December 31, 2022, respectively. The cumulative basis adjustments associated with these hedges was $10 million and $13 million as of September 30, 2023 and December 31, 2022, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2023 and December 31, 2022. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

106	Capital One Financial Corporation (COF)

Table 8.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of September 30, 2023
Derivative assets(1)	$3,381	$(388)	$(1,083)	$1,910	$(77)	$1,833
As of December 31, 2022
Derivative assets(1)	3,098	(759)	(375)	1,964	(96)	1,868

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of September 30, 2023
Derivative liabilities(1)	$3,699	$(388)	$(244)	$3,067	$(79)	$2,988
Repurchase agreements(2)	522	0	0	522	(522)	0
As of December 31, 2022
Derivative liabilities(1)	4,550	(759)	(476)	3,315	(85)	3,230
Repurchase agreements(2)	883	0	0	883	(883)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.6 billion and $608 million as of September 30, 2023 and December 31, 2022, respectively. We also received securities from derivative counterparties with a fair value of approximately $72 million and $82 million as of September 30, 2023 and December 31, 2022, respectively, which we have the ability to re-pledge. We posted $2.0 billion and $2.3 billion of cash collateral as of September 30, 2023 and December 31, 2022, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $528 million and $900 million as of September 30, 2023 and December 31, 2022, respectively, primarily consisting of agency RMBS securities.
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2023 and 2022.
Table 8.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$627	$9,696	$550	$(2,611)	$(249)	$(579)	$256
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$42	$0	$0	$(104)	$(112)	$(275)	$0
Gains (losses) recognized on derivatives	(15)	0	0	(38)	4	(273)	(42)
Gains (losses) recognized on hedged items(1)	(6)	0	0	38	(4)	313	42

107	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2023
	Net Interest Income						Non-Interest Income
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$21	$0	$0	$(104)	$(112)	$(236)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(320)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(320)	$3	$0	$0	$0	$1

	Nine Months Ended September 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,881	$27,476	$1,436	$(6,744)	$(696)	$(1,596)	$730
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$113	$0	$0	$(278)	$(297)	$(754)	$0
Gains (losses) recognized on derivatives	(35)	0	0	(84)	(10)	(275)	(17)
Gains (losses) recognized on hedged items(1)	(22)	0	0	81	9	388	17
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$56	$0	$0	$(281)	$(298)	$(643)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(879)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	9	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(879)	$9	$0	$0	$0	$1

108	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$499	$7,578	$123	$(689)	$(120)	$(319)	$192
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$22	$0	$0	$4	$(21)	$(71)	$0
Gains (losses) recognized on derivatives	83	0	0	(381)	(311)	(807)	(85)
Gains (losses) recognized on hedged items(1)	(102)	0	0	381	312	846	85
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$3	$0	$0	$4	$(20)	$(33)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(86)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	2	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$(86)	$2	$0	$0	$0	$(1)

109	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,336	$20,550	$193	$(1,200)	$(214)	$(644)	$634
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$22	$0	$0	$46	$12	$(20)	$0
Gains (losses) recognized on derivatives	294	0	0	(569)	(735)	(2,039)	(197)
Gains (losses) recognized on hedged items(1)	(364)	0	0	570	735	2,155	196
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$(48)	$0	$0	$47	$12	$94	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$104	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$104	$1	$0	$0	$0	$(1)
_________
(1)Includes amortization benefit of $20 million and $56 million for the three and nine months ended September 30, 2023, respectively, and amortization benefit of $23 million and $57 million for the three and nine months ended September 30, 2022, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $100 million and $70 million for the three and nine months ended September 30, 2023, respectively, and a gain of $79 million and $98 million for the three and nine months ended September 30, 2022, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $877 million recorded in AOCI as of September 30, 2023 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.5 years as of September 30, 2023. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

110	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2023 and 2022. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 8.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$7	$11	$26	$31
Commodity contracts	11	20	28	37
Foreign exchange and other contracts	5	7	13	11
Total customer accommodation	23	38	67	79
Other interest rate exposures	81	0	199	14
Other contracts	(7)	(24)	(24)	(29)
Total	$97	$14	$242	$64

111	Capital One Financial Corporation (COF)

NOTE 9—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of September 30, 2023 and December 31, 2022.
Table 9.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2023	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2023	December 31, 2022
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2023 and 2022.
Table 9.2: AOCI

	Three Months Ended September 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of June 30, 2023	$(7,602)	$(2,205)	$27	$(38)	$(9,818)
Other comprehensive income (loss) before reclassifications	(2,108)	(424)	(39)	0	(2,571)
Amounts reclassified from AOCI into earnings	0	165	0	0	165
Other comprehensive income (loss), net of tax	(2,108)	(259)	(39)	0	(2,406)
AOCI as of September 30, 2023	$(9,710)	$(2,464)	$(12)	$(38)	$(12,224)

112	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	(2,034)	(890)	8	0	(2,916)
Amounts reclassified from AOCI into earnings	0	608	0	0	608
Other comprehensive income (loss), net of tax	(2,034)	(282)	8	0	(2,308)
AOCI as of September 30, 2023	$(9,710)	$(2,464)	$(12)	$(38)	$(12,224)

	Three Months Ended September 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of June 30, 2022	$(5,244)	$(1,574)	$(78)	$(20)	$(6,916)
Other comprehensive income (loss) before reclassifications	(2,937)	(809)	(48)	0	(3,794)
Amounts reclassified from AOCI into earnings	2	5	0	(1)	6
Other comprehensive loss, net of tax	(2,935)	(804)	(48)	(1)	(3,788)
AOCI as of September 30, 2022	$(8,179)	$(2,378)	$(126)	$(21)	$(10,704)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(8,483)	(2,344)	(105)	0	(10,932)
Amounts reclassified from AOCI into earnings	7	(152)	0	(1)	(146)
Other comprehensive income (loss), net of tax	(8,476)	(2,496)	(105)	(1)	(11,078)
AOCI as of September 30, 2022	$(8,179)	$(2,378)	$(126)	$(21)	$(10,704)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $115 million and losses of $1 million for the three and nine months ended September 30, 2023, respectively, and other comprehensive gains of $255 million and $477 million for the three and nine months ended September 30, 2022, respectively, from hedging instruments designated as net investment hedges.

113	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.
Table 9.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2023	2022	2023	2022
Securities available for sale:
	Non-interest income (loss)	$0	$(3)	$0	$(9)
	Income tax provision (benefit)	0	(1)	0	(2)
	Net income (loss)	0	(2)	0	(7)
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(320)	(86)	(879)	104
Foreign exchange contracts:	Interest income	3	2	9	1
	Interest expense	(1)	(1)	(2)	(2)
	Non-interest income	100	79	70	97
	Loss from continuing operations before income taxes	(218)	(6)	(802)	200
	Income tax benefit	(53)	(1)	(194)	48
	Net income (loss)	(165)	(5)	(608)	152
Other:
	Non-interest income and non-interest expense	0	1	0	1
	Net income	0	1	0	1
Total reclassifications		$(165)	$(6)	$(608)	$146
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2023 and 2022.
Table 9.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(2,780)	$(672)	$(2,108)	$(3,882)	$(947)	$(2,935)
Net unrealized losses on hedging relationships	(342)	(83)	(259)	(1,065)	(261)	(804)
Foreign currency translation adjustments(1)	(2)	37	(39)	33	81	(48)
Other	0	0	0	(1)	0	(1)
Other comprehensive loss	$(3,124)	$(718)	$(2,406)	$(4,915)	$(1,127)	$(3,788)

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(2,684)	$(650)	$(2,034)	$(11,181)	$(2,705)	$(8,476)
Net unrealized losses on hedging relationships	(372)	(90)	(282)	(3,292)	(796)	(2,496)
Foreign currency translation adjustments(1)	8	0	8	47	152	(105)
Other	0	0	0	(1)	0	(1)
Other comprehensive loss	$(3,048)	$(740)	$(2,308)	$(14,427)	$(3,349)	$(11,078)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

114	Capital One Financial Corporation (COF)

NOTE 10—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 10.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2023	2022	2023	2022
Net income	$1,790	$1,694	$4,181	$6,128
Dividends and undistributed earnings allocated to participating securities	(28)	(21)	(67)	(74)
Preferred stock dividends	(57)	(57)	(171)	(171)
Net income available to common stockholders	$1,705	$1,616	$3,943	$5,883

Total weighted-average basic common shares outstanding	382.5	383.4	382.7	394.9
Effect of dilutive securities:(1)
Stock options	0.1	0.2	0.1	0.4
Other contingently issuable shares	0.7	1.0	0.8	1.1
Total effect of dilutive securities	0.8	1.2	0.9	1.5
Total weighted-average diluted common shares outstanding	383.3	384.6	383.6	396.4
Basic earnings per common share:
Net income per basic common share	$4.46	$4.21	$10.31	$14.90
Diluted earnings per common share:(1)
Net income per diluted common share	$4.45	$4.20	$10.28	$14.84
__________
(1)Excluded from the computation of diluted earnings per share were awards of 13 thousand shares for the nine months ended September 30, 2023 and 33 thousand shares and 23 thousand shares for the three and nine months ended September 30, 2022, respectively, because their inclusion would be anti-dilutive. There were no awards excluded from the computation for the three months ended September 30, 2023.

115	Capital One Financial Corporation (COF)

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

116	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.
Table 11.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,205	$0	$0	0	$5,205
RMBS	0	59,733	149	0	59,882
CMBS	0	7,713	126	0	7,839
Other securities	192	1,719	0	0	1,911
Total securities available for sale	5,397	69,165	275	0	74,837
Loans held for sale	0	314	0	0	314
Other assets:
Derivative assets(2)	725	1,333	1,323	$(1,471)	1,910
Other(3)	529	3	35	0	567
Total assets	$6,651	$70,815	$1,633	$(1,471)	$77,628
Liabilities:
Other liabilities:
Derivative liabilities(2)	$822	$1,622	$1,255	$(632)	$3,067
Total liabilities	$822	$1,622	$1,255	$(632)	$3,067

	December 31, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,041	$0	$0	0	$5,041
RMBS	0	62,353	236	0	62,589
CMBS	0	7,728	142	0	7,870
Other securities	186	1,233	0	0	1,419
Total securities available for sale	5,227	71,314	378	0	76,919
Loans held for sale	0	191	0	0	191
Other assets:
Derivative assets(2)	474	2,545	79	$(1,134)	1,964
Other(3)	464	3	36	0	503
Total assets	$6,165	$74,053	$493	$(1,134)	$79,577
Liabilities:
Other liabilities:
Derivative liabilities(2)	$823	$3,653	$74	$(1,235)	$3,315
Total liabilities	$823	$3,653	$74	$(1,235)	$3,315
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 8—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $1 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2023 and December 31, 2022, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

117	Capital One Financial Corporation (COF)

(3)As of September 30, 2023 and December 31, 2022, other includes retained interests in securitizations of $35 million and $36 million, deferred compensation plan assets of $524 million and $453 million, and equity securities of $8 million (including unrealized losses of approximately $1 million million) and $14 million (including unrealized losses of $23 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 11.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(1)
(Dollars in millions)	Balance, July 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2023
Securities available for sale:(2)
RMBS	$206	$2	$(5)	$0	$0	$0	$(6)	$2	$(50)	$149	$2
CMBS	133	0	(6)	0	0	0	(1)	0	0	126	0
Total securities available for sale	339	2	(11)	0	0	0	(7)	2	(50)	275	2
Other assets:
Retained interests in securitizations	36	(1)	0	0	0	0	0	0	0	35	(1)
Net derivative assets (liabilities)(3)	64	(2)	0	0	0	3	18	(15)	0	68	4

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2023
Securities available for sale:(2)
RMBS	$236	$6	$(4)	$0	$0	$0	$(17)	$47	$(119)	$149	$5
CMBS	142	0	(12)	0	0	0	(4)	0	0	126	0
Total securities available for sale	378	6	(16)	0	0	0	(21)	47	(119)	275	5
Other assets:
Retained interests in securitizations	36	(1)	0	0	0	0	0	0	0	35	(1)
Net derivative assets (liabilities)(3)(4)	5	(20)	0	0	0	176	75	(167)	(1)	68	71

118	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(1)
(Dollars in millions)	Balance, July 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2022
Securities available for sale:(2)
RMBS	$240	$2	$(9)	$0	$0	$0	$(10)	$8	$(13)	$218	$2
CMBS	13	(1)	(1)	0	0	0	(8)	177	0	180	0
Total securities available for sale	253	1	(10)	0	0	0	(18)	185	(13)	398	2
Other assets:
Retained interests in securitizations	37	(1)	0	0	0	0	0	0	0	36	(1)
Net derivative assets (liabilities)(3)	(12)	(22)	0	0	0	(11)	0	0	40	(5)	(22)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2022
Securities available for sale:(2)
RMBS	$258	$15	$(29)	$0	$0	$0	$(53)	$92	$(65)	$218	$6
CMBS	9	(1)	(2)	0	0	0	(13)	190	(3)	180	(1)
Total securities available for sale	267	14	(31)	0	0	0	(66)	282	(68)	398	5
Other assets:
Retained interests in securitizations	41	(5)	0	0	0	0	0	0	0	36	(5)
Net derivative assets (liabilities)(3)	19	(63)	0	0	0	25	2	(28)	40	(5)	(20)
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and nine months ended September 30, 2023, included in OCI related to Level 3 securities available for sale still held as of September 30, 2023 were net unrealized losses of $9 million and $14 million. For the three and nine months ended September 30, 2022, included in OCI related to Level 3 securities available for sale still held as of September 30, 2022 were net unrealized losses of $15 million and $53 million.
(3)Includes derivative assets and liabilities of $1.3 billion and $1.3 billion, respectively, as of September 30, 2023 and $110 million and $115 million, respectively, as of September 30, 2022.
(4)Transfers into Level 3 primarily consist of term SOFR-indexed interest rate derivatives.

119	Capital One Financial Corporation (COF)

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
Table 11.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$149	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-15% 0-12% 0-10% 20-80%	8% 7% 2% 61%
CMBS	126	Discounted cash flows (vendor pricing)	Yield	6-7%	6%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-64 9-11% 5-13% 1-2% 39-163%	N/A
Net derivative assets (liabilities)	68	Discounted cash flows	Swap rates	4-5%	4%

120	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$236	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-12% 4-20% 0-11% 30-80%	7% 8% 2% 58%
CMBS	142	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-43 9-18% 4-7% 1% 62-291%	N/A
Net derivative assets (liabilities)	5	Discounted cash flows	Swap rates	3-4%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2023 and December 31, 2022, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 11.4: Nonrecurring Fair Value Measurements

	September 30, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$424	$424
Loans held for sale	0	0	0
Other assets(1)	0	212	212
Total	$0	$636	$636

	December 31, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$284	$284
Loans held for sale	11	0	11
Other assets(1)	0	220	220
Total	$11	$504	$515
__________
(1)As of September 30, 2023, other assets included investments accounted for under measurement alternative of $38 million, repossessed assets of $54 million, and long-lived assets held for sale and right-of-use assets totaling $120 million. As of December 31, 2022, other assets included investments

121	Capital One Financial Corporation (COF)

accounted for under measurement alternative of $4 million, cost method investments of $3 million, repossessed assets of $55 million and long-lived assets held for sale and right-of-use assets totaling $158 million.
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 19%, and from 0% to 43%, with a weighted average of 20%, as of September 30, 2023 and December 31, 2022, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2023 and 2022.
Table 11.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Loans held for investment	$(315)	$24
Loans held for sale	0	0
Other assets(1)	(52)	(33)
Total	$(367)	$(9)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2023 and December 31, 2022.
Table 11.6: Fair Value of Financial Instruments

	September 30, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,869	$44,869	$4,620	$40,249	$0
Restricted cash for securitization investors	435	435	435	0	0
Net loans held for investment	299,825	305,810	0	0	305,810
Loans held for sale	428	440	0	440	0
Interest receivable	2,469	2,469	0	2,469	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	79,176	78,833	0	78,833	0
Securitized debt obligations	17,417	17,409	0	17,409	0
Senior and subordinated notes	31,283	31,051	0	31,051	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	522	522	0	522	0
Interest payable	685	685	0	685	0

122	Capital One Financial Corporation (COF)

	December 31, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,856	$30,856	$5,193	$25,663	$0
Restricted cash for securitization investors	400	400	400	0	0
Net loans held for investment	299,091	302,920	0	0	302,920
Loans held for sale	11	11	0	11	0
Interest receivable	2,104	2,104	0	2,104	0
Other investments(1)	1,326	1,326	0	1,326	0
Financial liabilities:
Deposits with defined maturities	45,858	45,531	0	45,531	0
Securitized debt obligations	16,973	16,918	0	16,918	0
Senior and subordinated notes	30,826	30,744	0	30,744	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	883	0	883	0
Interest payable	527	527	0	527	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

123	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2023 and 2022, selected balance sheet data as of September 30, 2023 and 2022, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

124	Capital One Financial Corporation (COF)

Table 12.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,114	$2,133	$621	$(445)	$7,423
Non-interest income	1,513	142	288	0	1,943
Total net revenue (loss)(2)	6,627	2,275	909	(445)	9,366
Provision for credit losses	1,953	213	116	2	2,284
Non-interest expense	3,015	1,262	512	71	4,860
Income (loss) from continuing operations before income taxes	1,659	800	281	(518)	2,222
Income tax provision (benefit)	393	189	67	(217)	432
Income (loss) from continuing operations, net of tax	$1,266	$611	$214	$(301)	$1,790
Loans held for investment	$146,783	$76,844	$91,153	$0	$314,780
Deposits	0	290,789	36,035	19,187	346,011

	Nine Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$14,498	$6,762	$1,901	$(1,439)	$21,722
Non-interest income	4,375	426	757	1	5,559
Total net revenue (loss)(2)	18,873	7,188	2,658	(1,438)	27,281
Provision for credit losses	6,298	747	521	3	7,569
Non-interest expense	9,073	3,776	1,524	226	14,599
Income (loss) from continuing operations before income taxes	3,502	2,665	613	(1,667)	5,113
Income tax provision (benefit)	830	629	145	(672)	932
Income (loss) from continuing operations, net of tax	$2,672	$2,036	$468	$(995)	$4,181
Loans held for investment	$146,783	$76,844	$91,153	$0	$314,780
Deposits	0	290,789	36,035	19,187	346,011

	Three Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$4,313	$2,311	$699	$(320)	$7,003
Non-interest income (loss)	1,454	129	319	(100)	1,802
Total net revenue (loss)(2)	5,767	2,440	1,018	(420)	8,805
Provision (benefit) for credit losses	1,261	285	123	0	1,669
Non-interest expense	3,004	1,340	542	63	4,949
Income (loss) from continuing operations before income taxes	1,502	815	353	(483)	2,187
Income tax provision (benefit)	356	193	83	(139)	493
Income (loss) from continuing operations, net of tax	$1,146	$622	$270	$(344)	$1,694
Loans held for investment	$126,913	$81,199	$95,831	$0	$303,943
Deposits	0	256,661	41,058	19,474	317,193

125	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$12,051	$6,571	$1,941	$(646)	$19,917
Non-interest income (loss)	4,322	330	868	(227)	5,293
Total net revenue (loss)(2)	16,373	6,901	2,809	(873)	25,210
Provision (benefit) for credit losses	2,387	696	353	(5)	3,431
Non-interest expense	8,558	3,862	1,515	148	14,083
Income (loss) from continuing operations before income taxes	5,428	2,343	941	(1,016)	7,696
Income tax provision (benefit)	1,291	555	223	(501)	1,568
Income (loss) from continuing operations, net of tax	$4,137	$1,788	$718	$(515)	$6,128
Loans held for investment	$126,913	$81,199	$95,831	$0	$303,943
Deposits	0	256,661	41,058	19,474	317,193
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $449 million and $1.3 billion in the three and nine months ended September 30, 2023, respectively, and $222 million and $625 million in the three and nine months ended September 30, 2022, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2023 and 2022.
Table 12.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,115	$92	$27	$0	$1,234
Service charges and other customer-related fees	0	21	78	0	99
Other	111	28	3	0	142
Total contract revenue	1,226	141	108	0	1,475
Revenue from other sources	287	1	180	0	468
Total non-interest income	$1,513	$142	$288	$0	$1,943

126	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,251	$270	$64	$1	$3,586
Service charges and other customer-related fees	0	64	173	(1)	236
Other	257	74	16	0	347
Total contract revenue	3,508	408	253	0	4,169
Revenue from other sources	867	18	504	1	1,390
Total non-interest income	$4,375	$426	$757	$1	$5,559

	Three Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,085	$83	$27	$0	$1,195
Service charges and other customer-related fees	0	23	62	0	85
Other	104	18	13	0	135
Total contract revenue	1,189	124	102	0	1,415
Revenue (reduction) from other sources	265	5	217	(100)	387
Total non-interest income (loss)	$1,454	$129	$319	$(100)	$1,802

	Nine Months Ended September 30, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,115	$234	$79	$1	$3,429
Service charges and other customer-related fees	0	70	190	(1)	259
Other	297	56	14	0	367
Total contract revenue	3,412	360	283	0	4,055
Revenue (reduction) from other sources	910	(30)	585	(227)	1,238
Total non-interest income (loss)	$4,322	$330	$868	$(227)	$5,293
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

127	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2023 and December 31, 2022. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 13.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Credit card lines	$390,477	$359,507	N/A	N/A
Other loan commitments(1)	47,280	48,405	$102	$176
Standby letters of credit and commercial letters of credit(2)	1,441	1,402	23	28
Total unfunded lending commitments	$439,198	$409,314	$125	$204
__________
(1)Includes $5.1 billion and $4.4 billion of advised lines of credit as of September 30, 2023 and December 31, 2022, respectively.
(2)These financial guarantees have expiration dates that range from 2024 to 2027 as of September 30, 2023.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $117 million and $82 million as of September 30, 2023 and December 31, 2022, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

128	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2023 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We are named as a defendant in 5 putative consumer class action cases in Canadian courts alleging harm from the Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec, which would allow the case to proceed with discovery on a classwide basis under Canadian law. The preliminary certification decision in British Columbia has been appealed. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This decision also has been appealed. Proceedings are continuing in parallel in Ontario and Alberta.

129	Capital One Financial Corporation (COF)

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
Savings Account Litigation
In July 2023, Capital One was sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to Capital One’s introduction of a new savings account product with a higher interest rate than existing savings account products. Capital One intends to file its response to the lawsuit in the fourth quarter of 2023.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023, the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the third quarter of 2023. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
July	441,965	$113.13	441,965	$4,836
August	519,976	109.05	462,680	4,786
September	498,101	100.38	498,101	4,736
Total	1,460,042	107.33	1,402,746
__________
(1)In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 57,296 shares withheld in August, to cover taxes on restricted stock units (“RSUs”) whose restrictions have lapsed. See “Part I—Item 2.MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
Frank G. LaPrade, our Chief Enterprise Services Officer and Chief of Staff to the CEO, entered into a pre-arranged stock trading plan on July 28, 2023. Mr. LaPrade’s plan provides for the potential exercise of vested stock options and the associated sale of up to 70,975 shares of Capital One common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and April 29, 2024.
Ann Fritz Hackett, our lead independent director, entered into a pre-arranged stock trading plan on August 8, 2023. Ms. Hackett’s plan provides for the associated sale of up to 15,000 shares of Capital One common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and December 31, 2024.
Lance Hackett, spouse of Ann Fritz Hackett, our lead independent director, entered into a pre-arranged stock trading plan on August 8, 2023. Mr. Hackett’s plan provides for the associated sale of up to 5,005 shares of Capital One common stock in

132	Capital One Financial Corporation (COF)

amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and December 31, 2024.
Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Capital One’s policies regarding transactions in its securities.

Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

133	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Capital One Financial Corporation (as restated July 26, 2023) (incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q, filed on July 27, 2023).

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

134	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 2, 2023	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

135	Capital One Financial Corporation (COF)