Form 10-K
period 2023-12-31
CAPITAL ONE FINANCIAL CORP
filed 2024-02-23
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2023 was approximately $41.3 billion. As of January 31, 2024, there were 380,212,220 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 2, 2024, are incorporated by reference into Part III.

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
As of December 31, 2023, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”). The Company is hereafter collectively referred to as “we,” “us” or “our.” References to the “Bank” shall mean and refer to (i) CONA from and after the Bank Merger and (ii) CONA and COBNA collectively prior to the Bank Merger.
References to “this Report” or our “2023 Form 10-K” or “2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All references to 2023, 2022 and 2021, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Certain business terms used in this document are defined in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2023. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of December 31, 2023, we service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”).
We also offer products and services outside of the U.S. principally through Capital One (Europe) plc (“COEP”), an indirect subsidiary of CONA organized and located in the United Kingdom (“U.K.”), and through a branch of CONA in Canada. Both COEP and our Canadian branch of CONA have the authority to provide credit card loans.
Agreement to Acquire Discover
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover Financial Services, a Delaware corporation (“Discover”) and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which (a) Merger Sub will merge with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (b) immediately following the Merger, Discover, as the surviving entity, will merge with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (c) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, will merge with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and the Second Step Merger, the “Transaction”). The Merger Agreement was unanimously approved by the Boards of Directors of each of Capital One and Discover.
At the effective time of the Merger, each share of common stock of Discover outstanding immediately prior to the effective time of the Merger, other than certain shares held by Discover or Capital One, will be converted into the right to receive 1.0192 shares of common stock of Capital One. Holders of Discover common stock will receive cash in lieu of fractional shares. At the effective time of the Second Step Merger, each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, of Discover, and each share of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, of Discover, in each case outstanding immediately prior to the effective time of the Second Step Merger, will be converted into the right to receive a share of newly created series of preferred stock of Capital One having terms that are not materially less favorable than the applicable series of Discover preferred stock. The closing of the Transaction is subject to the satisfaction of

4	Capital One Financial Corporation (COF)

customary closing conditions, including receipt of required regulatory approvals and approval by the stockholders of each of Capital One and Discover.
Other Business Developments
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
In addition, we make available free of charge through our website all of our U.S. Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the SEC at www.sec.gov. We also routinely post financial and other information, which could be deemed to be material to investors, on our investor relations website. Information regarding our corporate social responsibility and environmental sustainability initiatives is also available on our website. The content of any of our websites referred to in this Report is not incorporated by reference into this Report or any other filings with the SEC.

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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, as well as residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments.
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
For additional information on our business segments, including the financial performance of each business, see “Part II—Item 7. MD&A—Executive Summary,” “Part II—Item 7. MD&A—Business Segment Financial Performance” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers” of this Report.

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
Our Consumer Banking and Commercial Banking businesses compete with national, state and direct banks for deposits, commercial and auto loans, as well as with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, commercial banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-depository institutions that are able to offer these products and services.
We also consider new and emerging companies in digital and mobile payments and other financial technology providers among our competitors. We compete with many forms of payment mechanisms, systems and products, offered by both bank and non-bank providers.
Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price. Competition varies based on the types of clients, customers, industries and geographies served. Our ability to compete depends, in part, on our ability to attract and retain our associates and on our reputation as well as our ability to keep pace with innovation, in particular in the development of new technology platforms. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, see “Item 1A. Risk Factors.”

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
Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased, initially in response to the 2007-2008 financial crisis, and more recently in light of other factors such as technological, political and market changes, as well as the 2023 regional bank failures. Regulatory enforcement and fines have also increased across the banking and financial services sector.
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
Prudential Regulation of Banking
Capital One Financial Corporation is a bank holding company (“BHC”) and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to the requirements of the BHC Act, including

7	Capital One Financial Corporation (COF)

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
We also are registered as a financial institution holding company under the laws of the Commonwealth of Virginia and, as such, we are subject to periodic examination by the Virginia Bureau of Financial Institutions. We also face regulation in the international jurisdictions in which we conduct business. See “Regulation by Authorities Outside the United States” below for additional details.
Capital and Stress Testing Regulation
The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC, respectively. For a further discussion of the capital adequacy guidelines, see “Part II—Item 7. MD&A—Capital Management” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 11—Regulatory and Capital Adequacy.”
Basel III and U.S. Capital Rules
The Company and the Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively (“Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions.
As a BHC with total consolidated assets of at least $250 billion but less than $700 billion and not exceeding any of the applicable risk-based thresholds, the Company is a Category III institution under the Basel III Capital Rules.
The Bank, as a subsidiary of a Category III institution, is a Category III bank. Moreover, the Bank, as an insured depository institution, is subject to prompt corrective action (“PCA”) capital regulations, as described below.
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
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. See “Basel III Finalization Proposal” below for information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.

8	Capital One Financial Corporation (COF)

Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement, (“Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and the FDIC (collectively, “Federal Banking Agencies”) set an earlier effective date.
The Company’s stress capital buffer requirement is recalibrated every year based on the Company’s supervisory stress test results, as discussed below. In particular, the Company’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the Company’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the Company’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the Company’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
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
The Stress Capital Buffer Rule does not apply to the Bank. Pursuant to the OCC’s capital regulations, which are only applicable to the Bank, the capital conservation buffer for the Bank continues to be fixed at 2.5%. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively. See “Part II—Item 7. MD&A—Capital Management” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 11—Regulatory and Capital Adequacy” for additional information.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
See also “Capital Planning and Stress Testing” below for more information about the stress capital buffer determination process.
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

9	Capital One Financial Corporation (COF)

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2023, the Company and the Bank are subject to the Market Risk Rule. See “Part II一Item 7. MD&A一Market Risk Profile” for additional information.
Basel III Finalization Proposal
The Federal Banking Agencies have released a notice of proposed rulemaking (“Basel III Finalization Proposal”) to revise the Basel III Capital Rules applicable to banking organizations with total assets of $100 billion or more and their subsidiary depository institutions, including the Company and the Bank.
The Basel III Finalization Proposal would introduce a new framework for calculating risk-weighted assets (“Expanded Risk-Based Approach”). An institution subject to the proposal would be required to calculate its risk-weighted assets under both the Expanded Risk-Based Approach and the existing Basel III standardized approach and, for each risk-based capital ratio, would be bound by the calculation that produces the lower ratio. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the Expanded Risk-Based Approach or the existing Basel III standardized approach produces the lower ratio. The proposal would also replace the existing approach for calculating market risk with a new approach based on both internal models and standardized methodologies.
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
FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the Federal Banking Agencies to take PCA for banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately capitalized institution. The capital categories relate to FDICIA’s PCA provisions, and such capital categories may not constitute an accurate representation of the Bank’s overall financial condition or prospects.
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

10	Capital One Financial Corporation (COF)

Capital Planning and Stress Testing
Under the Federal Reserve’s capital planning rules and related supervisory process (commonly referred to as Comprehensive Capital Analysis and Review or “CCAR” requirements), a “covered BHC,” such as the Company, must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted.
Pursuant to the capital planning rules, the Company must file its capital plan with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve will release the results of the supervisory stress test and notify the Company of its preliminary stress capital buffer requirement by June 30 of that year, and final stress capital buffer requirement by August 31 of that year. The Company’s final stress capital buffer requirement will be effective from October 1 of the year in which the capital plan is submitted through September 30 of the following year.
The Company may make capital distributions in excess of those included in its capital plan without the prior approval of the Federal Reserve so long as the Company is otherwise in compliance with the capital rule’s automatic limitations on capital distributions.
We are also subject to supervisory and company-run stress testing requirements (also known as the Dodd-Frank Act stress tests (“DFAST”), which are a complementary exercise to CCAR. DFAST is a forward-looking exercise conducted by the Federal Reserve and each covered company to help assess whether a company has sufficient capital to absorb losses and continue operations during adverse economic conditions. In particular, the Federal Reserve is required to conduct annual stress tests on certain covered companies, including us, to ensure that the covered companies have sufficient capital to absorb losses and continue operations during adverse economic conditions, as well as to determine the Company’s stress capital buffer requirement as described above. As a Category III institution, we are also required to conduct our own stress tests and publish the results of such tests on our website or other public forum. The Company must disclose the results of its company-run stress test on a biennial basis. Under the OCC’s stress test rule, a bank with at least $250 billion in assets, including the Bank, must conduct its own company-run stress tests. The Bank must also disclose the results of its stress test on a biennial basis.
Funding and Dividends from Subsidiaries
Dividends from the Company’s direct and indirect subsidiaries represent a major source of the funds we use to pay dividends on our capital stock, make payments on our corporate debt securities and meet our other obligations. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to the Company through dividends and loans. These limitations include minimum regulatory capital and capital buffer requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. In general, federal and applicable state banking laws prohibit insured depository institutions, such as the Bank, from making dividend distributions without first obtaining regulatory approval if such distributions are not paid out of available earnings or would cause the institution to fail to meet applicable capital adequacy standards.
Liquidity Regulation
The Company and the Bank are subject to minimum liquidity standards as adopted by the Federal Reserve and OCC, respectively. For a further discussion of the minimum liquidity standards, see “Part II—Item 7. MD&A—Liquidity Risk Profile.”
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
The Company and the Bank are subject to the LCR standard as implemented by the Federal Reserve and OCC, respectively (“LCR Rule”). The LCR Rule requires each of the Company and the Bank to hold an amount of eligible HQLA that equals or exceeds 100% of its respective projected adjusted net cash outflows over a 30-day period, each as calculated in accordance with

11	Capital One Financial Corporation (COF)

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
The Company and the Bank are subject to the NSFR standard as implemented by the Federal Reserve and OCC, respectively (“NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an amount of available stable funding, which is a weighted measure of a company’s funding sources over a one-year time horizon, calculated by applying standardized weightings to equity and liabilities based on their expected stability, that is no less than a specified percentage of its required stable funding, which is calculated by applying standardized weightings to assets, derivatives exposures and certain other items based on their liquidity characteristics. As a Category III institution, the Company and the Bank are each required to maintain available stable funding in an amount at least equal to 85% of its required stable funding. The Company is required to make public disclosures of its NSFR every second and fourth quarter, including certain quantitative metrics and a qualitative discussion of its NSFR drivers and results.
In addition to the LCR and NSFR requirements discussed above, the Company is required to meet liquidity risk management standards, conduct internal liquidity stress tests and maintain a 30-day buffer of highly liquid assets, in each case, consistent with Federal Reserve regulations.
Deposit Funding and Brokered Deposits
Under FDICIA, only well capitalized and adequately capitalized institutions may accept “brokered deposits,” as defined by FDIC regulations. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. See “Part II一Item 7. MD&A一Liquidity Risk Profile” for additional information.
The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.
Resolution and Recovery Planning Requirements and Related Authorities
Resolution and Recovery Planning
The Company is required to implement resolution planning for orderly resolution in the event it faces material financial distress or failure. The FDIC issued, and has proposed to significantly amend, similar rules regarding resolution planning applicable to the Bank. If adopted as proposed, the amendments proposed by the FDIC would require the Bank to file its resolution plan more frequently, increase the content requirements for plan submissions and introduce a new credibility standard for the FDIC’s evaluation of the Bank’s resolution plan. In addition, the OCC has issued rules requiring banks with assets of $250 billion or more to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or operational stress, but have not deteriorated to the point that resolution is imminent.
Long-Term Debt and Clean Holding Company Proposal
The Federal Banking Agencies have proposed a rule that would require banking organizations with $100 billion or more in total assets, including the Company, to comply with certain long-term debt requirements and so-called “clean holding company” requirements that are designed to improve the resolvability of covered organizations (“LTD Proposal”). If adopted as proposed, the LTD Proposal would require the Company and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of total risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. To qualify as eligible long-term debt, a debt instrument would be required to meet the

12	Capital One Financial Corporation (COF)

requirements currently applicable under the rules that apply to U.S. G-SIBs, as well as certain additional requirements. Additionally, the clean holding company requirements included in the LTD Proposal would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution.
Source of Strength
The Federal Reserve’s Regulation Y requires a BHC to serve as a source of financial and managerial strength to its subsidiary banks (this is known as the “source of strength doctrine”). In addition, the Dodd-Frank Act requires a BHC to serve as a source of financial strength to its subsidiary banks and further requires the Federal Banking Agencies to jointly adopt rules implementing this requirement. The Federal Banking Agencies have yet to propose rules as required by the Dodd-Frank Act, but they may do so in the future.
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate non-bank financial companies and BHCs if the Treasury Secretary, in consultation with the President and based on the recommendation of the Federal Reserve and other appropriate Federal Banking Agencies, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate the company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of the company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority.
FDIC Deposit Insurance Assessments
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
The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020, to restore the DIF reserve ratio to meet or exceed 1.35 percent within eight years. On October 18, 2022, the FDIC finalized a rule that increases the initial base deposit insurance assessment rate schedules by 2 basis points (“bps”) for all insured depository institutions to improve the likelihood that the DIF reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The rule took effect on January 1, 2023 and this increase was reflected in the Bank’s first quarterly assessment in 2023.
On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The FDIC will collect the special assessment at an annual rate of approximately 13.4 bps over eight quarterly assessment periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. For additional information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”
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
Additionally, the Bank is a “bank” within the meaning of Chapter 7 of Title 6.2 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions (“Virginia Financial Institution Holding Company Act”). The Virginia Financial Institution Holding Company Act prohibits any person or entity from acquiring, or making any public offer to

13	Capital One Financial Corporation (COF)

acquire, control of a Virginia financial institution or its holding company without making application to, and receiving prior approval from, the Virginia Bureau of Financial Institutions.
Transactions with Affiliates
There are various legal restrictions on the extent to which we and our non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with the Bank. Under the Federal Reserve Act and Federal Reserve regulations, the Bank and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving non-bank affiliates. In addition, transactions between the Bank and its non-bank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.
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
Regulation of Business Activities
The business activities of the Company and the Bank, as well as certain of the Company’s non-bank subsidiaries, are subject to regulation and supervision under various other laws and regulations.
Regulation of Consumer Lending Activities
The activities of the Bank as a consumer lender are subject to regulation under various federal laws, including, for example, the Truth in Lending Act (“TILA”), the Equal Credit Opportunity Act, the Fair Credit Reporting Act (“FCRA”), the CRA, the Servicemembers Civil Relief Act and the Military Lending Act, as well as under various state laws. TILA, as amended, and together with its implementing rule, Regulation Z, imposes a number of restrictions on credit card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes revised disclosures required for open-end credit.
The CFPB proposed, but has not yet finalized, a rule to amend Regulation Z (“Proposed CFPB Rule”) to lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts below the amounts that are currently permitted, among other changes that could impact the amount of a past due fee that can be charged.
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
Debit Card Interchange Fees and Transaction Processing
The Bank is subject to the Federal Reserve’s Regulation II, which limits the amount of interchange fees that can be charged per debit card transaction for debit card issuers with over $10 billion in assets and places certain prohibitions on payment routing restrictions and network exclusivity. The Federal Reserve has proposed, but not yet finalized, amendments to Regulation II that would lower the cap on debit interchange fees and institute a process for automatically recalculating the debit interchange fee cap every two years based upon a biennial survey of large debit card issuers.
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

14	Capital One Financial Corporation (COF)

Reporting for Critical Infrastructure Act (“CIRCIA”), which, once rulemaking is complete, will require, among other things, certain companies, including Capital One, to report significant cyber incidents to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the company reasonably believes the incident occurred.
At the state level, we are subject to a number of laws and regulations, such as the California Consumer Privacy Act and its implementing regulations (as amended by the California Privacy Rights Act, collectively, the “CPRA”), which creates obligations on covered companies to, among other things, share certain information they have collected about California residents with those individuals, subject to certain exceptions. Many other states also have enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply. In addition, state laws require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. Significant uncertainty exists as federal and state privacy, data protection and data security laws may be interpreted and applied differently and may create inconsistent or conflicting requirements.
For more information on privacy, data protection and data security laws and regulations at the international level, please see “Regulation by Authorities Outside the United States.”
For further discussion of privacy, data protection and data security, and related risks for our business, see “Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure,” “A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.” and “Our required compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties, may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.”
Anti-Money Laundering, Combating the Financing of Terrorism and Economic Sanctions
The Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“Patriot Act”), and its implementing regulations require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, the implementation of policies, procedures, and internal controls, record-keeping and customer due diligence.
The Patriot Act provides enhanced information collection tools and enforcement mechanisms to the U.S. government and expanded certain requirements for financial institutions, including due diligence and record-keeping requirements for private banking and correspondent accounts; standards for verifying customer identification at account opening; rules to produce certain records upon request of a regulator or law enforcement agency; and rules to promote cooperation among financial institutions, regulators and law enforcement agencies in identifying parties that may be involved in terrorism, money laundering and other crimes.
The Anti-Money Laundering Act of 2020 (“AML Act”), enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to issue a number of rules that will update and expand the BSA’s regulatory requirements. For example, the AML Act requires FinCEN to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities (the “National Priorities”), which the agency did in June 2021, and to conduct studies and issue regulations that may alter some of the due diligence, record-keeping and reporting requirements that the BSA and Patriot Act impose on banks. FinCEN has yet to issue a final rule that establishes the compliance obligations of financial institutions with respect to the National Priorities, and several other mandatory rulemakings under the AML Act remain outstanding. The AML Act also promotes increased information-sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
We are also required to comply with sanctions laws and regulations administered and imposed by the United States government, including the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) and the Department of State, as well as comparable sanctions programs imposed by foreign governments and multilateral bodies. Sanctions can be

15	Capital One Financial Corporation (COF)

either comprehensive or selective and use the blocking of assets and trade restrictions to accomplish foreign policy and national security goals.
Derivatives Activities
Title VII of the Dodd-Frank Act establishes a regulatory framework for the governance of the over-the-counter (“OTC”) derivatives market, including swaps and security-based swaps and requires the registration of certain market participants as swap dealers or security-based swap dealers. The Bank is registered with the Commodity Futures Trading Commission (“CFTC”) as a swap dealer. Registration as a swap dealer subjects the Bank to additional regulatory requirements with respect to its swaps and other derivatives activities. As a result of the Bank’s swap dealer registration, it is subject to the rules of the OCC concerning capital and margin requirements for swap dealers, including the mandatory exchange of variation margin and initial margin with certain counterparties. Additionally, as a registered swap dealer, the Bank is subject to requirements under the CFTC’s regulatory regime, including rules regarding business conduct standards, record-keeping obligations, regulatory reporting and procedures relating to swaps trading. The Bank’s swaps and other derivatives activities do not require it to register with the SEC as a security-based swap dealer.
Broker-Dealer Activities
Certain of our non-bank subsidiaries are subject to regulation and supervision by various federal and state authorities. Capital One Securities, Inc., KippsDeSanto & Company and TripleTree, LLC are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”). These broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public and private offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
Climate-related Developments
Climate change and the risks it may pose to financial institutions is an area of increased focus by the federal and state legislative bodies and regulators, including the Federal Banking Agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the Federal Banking Agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, the Federal Banking Agencies have issued principles for climate-related financial risk management, which are designed to support the identification and management of climate-related financial risks at regulated institutions with more than $100 billion in total consolidated assets. For more information, please see “Item 1A. Risk Factors” under the heading “Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers and result in increased costs.”
Regulation by Authorities Outside the United States
The Bank is subject to laws and regulations in foreign jurisdictions where it operates, currently in the U.K. and Canada. In the U.K., the Bank operates through COEP, an authorized payment institution regulated by the Financial Conduct Authority (“FCA”). COEP’s parent, Capital One Global Corporation, is wholly owned by the Bank and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K. COEP does not take deposits. In Canada, the Bank operates as an authorized foreign bank and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). Capital One Canada does not take deposits. The primary regulators of Capital One Canada are the Office of the Superintendent of Financial Institutions (“OSFI”) and the Financial Consumer Agency of Canada (“FCAC”).
The foreign legal and regulatory requirements to which the Company’s non-U.S. operation are subject include, among others, those related to consumer protection, business practices and limits on interchange fees. For more information on foreign regulatory activity concerning interchange fees, please see “Item 1A. Risk Factors” under the heading “Our business, financial condition and results of operations may be adversely affected by merchants’ increasing focus on the fees charged by credit and debit card networks to facilitate card transactions, and by legislation and regulation impacting such fees.”

16	Capital One Financial Corporation (COF)

The Company also is subject to foreign legal and regulatory requirements regarding privacy, data protection and data security. For example, in Canada and the U.K., we are subject to the Personal Information Protection and Electronic Documents Act and the U.K. General Data Protection Regulation, respectively. In addition, subject to certain limited exceptions, the European Union (“EU”) General Data Protection Regulation applies EU data protection laws to companies controlling or processing personal data of EU residents. These laws and regulations, and domestic laws and regulations that govern similar topics, may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For more information on privacy, data protection and data security requirements, please see “Privacy, Data Protection and Data Security.”

17	Capital One Financial Corporation (COF)

HUMAN CAPITAL RESOURCES
Our human capital practices are designed to develop an inclusive work environment while rewarding employees based on the merit of their work. We prioritize employee recruitment, development, recognition and retention. As of December 31, 2023, Capital One had 51,987 employees worldwide, whom we refer to as “associates.” The following disclosures provide information on our human capital resources, including certain human capital objectives and measures that we focus on in managing our business.
Governance of Human Capital
Our Board of Directors oversees our human capital management, including strategies, policies and practices, and diversity, inclusion and belonging (“DIB”), and is assisted by our Board’s Compensation Committee and Governance and Nominating Committee. Our Executive Committee, a committee of senior management which includes our Chief Human Resources Officer, advises, assists and makes recommendations to our Chief Executive Officer and Board of Directors on human capital matters such as human resource practices and programs, including general employee benefits and compensation programs. Our Chief Diversity & Inclusion Officer provides an update, at least annually, on the progress, success and challenges on workforce representation, trends and programs to the Board of Directors and Executive Committee.
Hiring, Developing, and Retaining
We employ a comprehensive people strategy that includes significant investments in recruiting and associate development in order to attract and retain top talent from all backgrounds. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, on-campus recruiting and diversity-related recruiting events and initiatives among others. Investment in associate training and professional development is important to maintaining our talent competitiveness. Our internal enterprise learning and development team blends multiple approaches to learning to support associate development across lines of business, levels, and roles, including online and live classroom training. In addition to formal programming provided by learning professionals, including regulatory compliance, role-specific topics and others, our peer-to-peer learning strategy allows associates to be both learners and teachers, further enhancing a culture of learning. We also focus on cultivating talent with leadership development courses, cohort-based programs, network building and coaching.
On a quarterly basis, we review our ability to attract and retain talent. Each line of business and staff group reviews hiring, tenure and attrition metrics as part of this assessment, and they implement mitigation plans when needed.
Diversity, Inclusion and Belonging
At Capital One, we value the diversity of our talent, and our employee programs are intended to support a culture of belonging. The investments we make in our associates are designed to foster fairness and various work practices are intended to cultivate a work environment that supports DIB. Our DIB strategy is developed and executed in close collaboration with leaders and teams across the organization. These efforts are overseen by the Chief Diversity & Inclusion Officer, and members of the Executive Committee sponsor Capital One’s Business Resource Groups, associate-led organizations which enrich our culture of belonging and deepen our understanding of diversity across our associates.
Supporting the diversity of our workforce at all levels, with an emphasis on leader and executive roles, is an important component of our DIB strategy. As of December 31, 2023, key measures of our workforce representation include:
•Of the 12 members of our Board of Directors, 3 are women and 3 are racially/ethnically diverse;
•In the U.S., of the associates who are vice president level and above, approximately 34% are women and 29% are racially/ethnically diverse;
•In the U.S., approximately 51% of associates are racially/ethnically diverse; and
•Worldwide, approximately 50% of associates are women.
Our corporate website contains additional information regarding programs and other information integral to our philosophy of DIB, as well as other measures of our workforce representation.

18	Capital One Financial Corporation (COF)

Compensation and Wellness
We appreciate the importance of a competitive total compensation package to attract and retain great talent. Our benefits, including competitive parental leave, on-site health centers, company contributions to associates’ 401(k) plans, educational assistance and other health, wellness, and financial benefits are designed to support our associates’ wellbeing inside and outside of the workplace. Furthermore, pay equity is an important element of our pay philosophy. We evaluate base pay and incentive pay for all of our associates globally, at least annually. We review groups of associates in similar roles, adjusting for factors that appropriately explain differences in pay such as job location and experience. Based on our analysis, our aggregated adjusted pay gap results indicate that we pay women 100% of what men are paid, and we pay racially/ethnically diverse associates in the U.S. 100% of what white associates are paid. We also use statistical modeling to better understand what drives pay gaps, and we use this data to develop practices intended to avoid pay gaps in the future.
Communication and Connection
We communicate with our associates regularly to better understand their perspectives. To assess and improve associate retention and engagement, the Company surveys associates on a periodic basis with the assistance of third-party consultants and takes actions to address various areas of associate concern. We encourage full participation and use the results to effect change and promote transparency.

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
As part of our frequent consideration of our technologies, we may either develop such capabilities internally or rely on third-party service providers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party service providers to help us deliver systems and operational infrastructure. These relationships include, but are not limited to: Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services LLC (“TSYS”) for consumer and commercial credit card processing services for our North American and U.K. portfolios and Fidelity Information Services (“FIS”) for certain of our banking systems.
We are committed to implementing safeguards designed to protect our customers’ information, as well as our own information and technology. For additional information on our risks associated with cybersecurity and our use of technology systems and our management of these risks, please see “Item 1A. Risk Factors” under the headings “A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions” and “We face risks related to our operational, technological and organizational infrastructure” and “Item 1C. Cybersecurity.”
Intellectual Property and Other Proprietary Information
As part of our overall and ongoing strategy to protect and enhance our intellectual property, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to, or distribution of, our other proprietary and confidential information. Any patents we may obtain may increase our competitive advantage, preserve our freedom to operate, and allow us to enter into licensing (e.g., cross-licenses) or other arrangements with third parties. For a discussion of risks associated with intellectual property, see “Item 1A. Risk Factors” under the heading “If we are not able to protect our intellectual property, our revenue and profitability could be negatively affected.”

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “think,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Item 1A. Risk Factors.” You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•risks relating to the pending Transaction, including the risk that the cost savings and any revenue synergies from the Transaction may not be fully realized or may take longer than anticipated to be realized; disruption to our business and to Discover’s business as a result of the announcement and pendency of the Transaction; the risk that the integration of Discover’s business and operations into ours, including into our Compliance Management Program, will be materially delayed or will be more costly or difficult than expected, or that we are otherwise unable to successfully integrate Discover’s business into ours, including as a result of unexpected factors or events; the failure to obtain the necessary approvals by our stockholders or by the stockholders of Discover; our ability and the ability of Discover to obtain required governmental approvals of the Transaction on the timeline expected, or at all, and the risk that such approvals may result in the imposition of conditions that could adversely affect us after the closing of the Transaction or adversely affect the expected benefits of the Transaction; reputational risk and the reaction of customers, suppliers, employees or other business partners of ours or of Discover to the Transaction; the failure of the closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in closing the Transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the dilution caused by our issuance of additional shares of our common stock in the Transaction; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; risks related to management and oversight of our expanded business and operations following the Transaction due to the increased size and complexity of our business; the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction or the size, scope and complexity of our business operations following the Transaction; the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us (before or after the Transaction) or against Discover; and other factors that may affect our future results or the future results of Discover;
•changes and instability in the macroeconomic environment, resulting from factors that include, but are not limited to monetary policy actions, geopolitical conflicts or instability, labor shortages, government shutdowns, inflation and deflation, potential recessions, lower demand for credit, changes in deposit practices and payment patterns;
•increases or fluctuations in credit losses and delinquencies and the impact of incorrectly estimated expected losses, which could result in inadequate reserves;
•compliance with new and existing domestic and foreign laws, regulations and regulatory expectations;
•limitations on our ability to receive dividends from our subsidiaries;
•our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders;

20	Capital One Financial Corporation (COF)

•the extensive use, reliability, and accuracy of the models, artificial intelligence (“AI”), and data on which we rely;
•increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions that can result from a cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information, or the disabling of systems and access to information critical to business operations;
•developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;
•the amount and rate of deposit growth and changes in deposit costs;
•our ability to execute on our strategic initiatives and operational plans;
•our response to competitive pressures;
•our business, financial condition and results of operations may be adversely affected by merchants’ efforts to reduce the fees charged by credit and debit card networks to facilitate card transactions, and by legislation and regulation impacting such fees;
•our success in integrating acquired businesses and loan portfolios, and our ability to realize anticipated benefits from announced transactions and strategic partnerships;
•our ability to develop, operate, and adapt our operational, technology and organizational infrastructure suitable for the nature of our business;
•the success of our marketing efforts in attracting and retaining customers;
•our risk management strategies;
•changes in the reputation of, or expectations regarding, us or the financial services industry with respect to practices, products, services or financial condition;
•fluctuations in interest rates or volatility in the capital markets;
•our ability to attract, develop, retain and motivate key senior leaders and skilled employees;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties, actual or perceived;
•our ability to invest successfully in and introduce digital and other technological developments across all our businesses;
•a downgrade in our credit ratings;
•our ability to manage risks from catastrophic events;
•compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties;
•our ability to protect our intellectual property; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

21	Capital One Financial Corporation (COF)

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
•The Transaction is contingent upon a number of conditions, including stockholder and regulatory approvals, which may fail to be satisfied or which may delay the consummation of the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the Transaction or cause the parties to abandon the Transaction.
•We are expected to incur substantial expenses related to the Transaction and to the integration of Discover.
•We may fail to realize all of the anticipated benefits of the Transaction or those benefits may take longer, or be more difficult, to realize than expected.
•Our future results may suffer if we do not effectively manage our expanded operations following the Transaction.
•We will be subject to business uncertainties and contractual restrictions while the Transaction is pending.
•Changes and instability in the macroeconomic environment could disrupt capital markets, reduce consumer and business activity, and weaken the labor market, all of which could impact borrowers’ ability to service their debt obligations and adversely impact our financial results.
•Fluctuations in interest rates or volatility in the capital markets could adversely affect our business, results of operations and financial condition.
•We may experience increases or fluctuations in delinquencies and credit losses, or we may incorrectly estimate expected losses, which could result in inadequate reserves.
•We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
•Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase our common stock.
•A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.
•We face risks related to our operational, technological and organizational infrastructure.
•A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.
•We face risks resulting from the extensive use of models, AI, and data.

22	Capital One Financial Corporation (COF)

•Compliance with new and existing domestic and foreign laws, regulations and regulatory expectations is costly and complex.
•Our required compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties, may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.
•Our businesses are subject to the risk of increased litigation, government investigations and regulatory enforcement.
•We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations.
•Our business, financial condition and results of operations may be adversely affected by merchants’ efforts to reduce the fees charged by credit and debit card networks to facilitate card transactions, and by legislation and regulation impacting such fees.
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
•Our business could be negatively affected if we are unable to attract, develop, retain and motivate key senior leaders and skilled employees.
•We face risks from catastrophic events.
•Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers and result in increased costs.
•We face risks from the use of or changes to assumptions or estimates in our financial statements.
•The soundness of other financial institutions and other third parties, actual or perceived, could adversely affect us.
Risks Relating to the Acquisition of Discover
We have identified certain additional risk factors in connection with the Merger Agreement and the proposed Transaction. These risks and the other risks associated with the proposed Transaction will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that we intend to file with the SEC in connection with the Transaction.
The consummation of the Transaction is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside either party’s control and that either party may be unable to satisfy or obtain or which may delay the consummation of the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the Transaction or cause the parties to abandon the Transaction.
Consummation of the Transaction is contingent upon the satisfaction of a number of conditions, some of which are beyond either party's control, including, among others:
•adoption of the Merger Agreement by Discover’s stockholders;
•approval by our stockholders of the issuance of our common stock to be issued in the Transaction;
•authorization for listing on the NYSE of the shares of our common stock to be issued in the Transaction;

23	Capital One Financial Corporation (COF)

•the receipt of required regulatory approvals;
•effectiveness of the registration statement on Form S-4 to be filed by us in connection with the Transaction; and
•the absence of any order, injunction, decree or other legal restraint preventing the completion of the Transaction.
Each party’s obligation to complete the Transaction is also subject to certain additional customary conditions, including:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the Merger Agreement; and
•receipt by such party of an opinion from its counsel to the effect that the Merger and the Second Step Merger, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
These conditions to the closing of the Transaction may not be fulfilled in a timely manner, or at all, and, accordingly, the Transaction may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the requisite approvals by our stockholders or Discover’s stockholders, or either party may elect to terminate the Merger Agreement in certain other circumstances.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on our conduct after the closing of the Transaction. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Transaction or of imposing additional costs or limitations on us following the Transaction, any of which may have an adverse effect on us.
Either party may also be subject to lawsuits challenging the Transaction, and adverse rulings in these lawsuits may delay or prevent the Transaction from being completed or require either party to incur significant costs to defend or settle these lawsuits. Any delay in completing the Transaction could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transaction is successfully completed within its expected time frame.
We expect to incur substantial expenses related to the Transaction and to the integration of Discover.
We have incurred and expect to incur a number of costs associated with the Transaction and the integration of Discover. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit‐related costs, public company filing fees and other regulatory fees and financial printing and other related costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated.
While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These integration expenses may result in us taking charges against earnings as a result of the Transaction or the integration of Discover, and the amount and timing of such charges are uncertain at present.
We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control or Discover’s control. We may also encounter significant difficulties in integrating Discover.
We may fail to realize the anticipated benefits of the proposed Transaction, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside either party’s control, including, but not limited to, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, or general economic, political, legislative or regulatory conditions, and the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us (before or after the Transaction) or against Discover.
Both parties have operated and, until the completion of the Transaction, will continue to operate, independently. The success of the Transaction, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate Discover’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers, as well as our ability to successfully integrate Discover

24	Capital One Financial Corporation (COF)

into our Framework, compliance systems and corporate culture. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of our businesses following the completion of the Transaction. Inconsistencies in standards, controls, procedures and policies could adversely affect us following the completion of the Transaction. The diversion of management’s attention and any delays or difficulties encountered in connection with the Transaction and the integration of Discover’s operations could have an adverse effect on our business, financial condition, operating results and prospects.
If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits of the Transaction in a timely manner, or at all.
Our future results may suffer if we do not effectively manage our expanded operations following the Transaction.
Following the Transaction, the size and scope of our business will increase significantly beyond our current size and scope. Our future success depends, in part, upon the ability to manage our expanded businesses, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Transaction.
In addition, following the Transaction, we may be subject to increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction or the size, scope and complexity of our business operations, which may have an adverse effect on our business, operations or stock price.
While the Transaction is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.
Uncertainty about the effect of the Transaction on employees, customers, suppliers and other persons with whom we or Discover have a business relationship may have an adverse effect on our business, operations and stock price. Existing customers, suppliers and other business partners of ours and of Discover could decide to no longer do business with us or with Discover before the completion of the Transaction or with us after the Transaction is completed, reducing its anticipated benefits. Both parties are also subject to certain restrictions on the conduct of our respective businesses while the Transaction is pending. As a result, certain projects may be delayed or abandoned and business decisions could be deferred. Employee retention may be challenging for Discover before completion of the Transaction, as certain employees of Discover may experience uncertainty about their future roles with us following the Transaction, and these retention challenges will require us to incur additional expenses in order to retain key employees of Discover. If key employees of Discover depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Discover or with us following the Transaction, the benefits of the Transaction could be materially diminished.
General Economic and Market Risks
Changes and instability in the macroeconomic environment could disrupt capital markets, reduce consumer and business activity, and weaken the labor market, all of which could impact borrowers’ ability to service their debt obligations and adversely impact our financial results.
Changes and instability in the macroeconomic environment may lead to changes in payment patterns, increases or fluctuations in delinquencies and default rates and decrease consumer spending. Because we offer a broad array of financial products and services to consumers, small businesses and commercial clients, our financial results are impacted by the level of consumer and business activity and the demand for our products and services. A prolonged period of economic weakness, volatility, slow growth, or a significant deterioration in economic conditions, in the U.S., Canada or the U.K., could have a material adverse effect on our financial condition and results of operations as customers or commercial clients default on their loans, maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
Some of the factors that could disrupt capital markets, reduce consumer and business activity, and weaken the labor market include the following:
•Monetary policy actions, such as changes to interest rates, taken by the Federal Reserve and other central banks, such as the central banks in the United Kingdom and Canada;
•Geopolitical conflicts or instabilities, such as the war between Ukraine and Russia and the war between Israel and Hamas, and increased geopolitical tensions between the U.S. and China;

25	Capital One Financial Corporation (COF)

•Trade wars, tariffs, labor shortages and disruptions of global supply chains;
•The effects of divided government in the U.S., including government shutdowns whether recurring, prolonged or otherwise, and developments related to the U.S. federal debt ceiling;
•Inflation and deflation, including the effects of related governmental responses;
•Concerns over a potential recession, which may lead to adjustments in spending patterns;

•Lower demand for credit and shifts in consumer behavior, including shifts away from using credit cards, changes in deposit practices, and changes in and payment patterns; and
•Ongoing changes in usage of commercial real estate, which may have a sustained negative impact on utilization rates and values.
Decreases in overall business activity and changes in customer behavior may lead to increases in our charge-off rate caused by bankruptcies and may reduce our ability to recover debt that we have previously charged-off. Such changes may also decrease the reliability of our internal processes and models, including those we use to estimate our allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models, AI, and data.”
Fluctuations in interest rates or volatility in the capital markets could adversely affect our business, results of operations and financial condition.
Like other financial institutions, our business is sensitive to interest rate movements and the performance of the capital markets. We rely on access to the capital markets to fund our operations and to grow our business. Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by disruptions, uncertainty or volatility in the capital markets. Additionally, increased charge-offs, rising interest rates, increased refinancing activity and other events may cause our securitization transactions to amortize earlier than scheduled or reduce the value of the securities that we hold for liquidity purposes, which could accelerate our need for additional funding from other sources. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital.
Additionally, changes in interest rates could adversely affect the results of our operations and financial condition. For example, if inflation were to remain elevated or begin to increase, interest rates could increase further. Higher interest rates increase our borrowing costs and may require us to increase the interest we pay on funds deposited with us and may reduce the market value of our securities holdings. If interest rates continue to increase or if higher interest rates persist for an extended period of time, our expenses may increase further. If the rate of economic growth decreased sharply, causing the Federal Reserve to lower interest rates, our net income could be adversely affected. Additionally, a shrinking yield premium between short-term and long-term market interest rates could adversely impact the rates that we pay on our liabilities and the rates that we earn on our assets and thus affect our profitability.
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
Furthermore, interest rate fluctuations and competitor responses to those changes may have a material adverse effect on our financial condition and results of operations, as customers or commercial clients default on their loans, maintain lower deposit levels or, in the case of credit card accounts, reduce demand for credit or (for existing customers) the level of borrowing or purchase activity. For example, increases in interest rates increase debt service requirements for some of our borrowers, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional or fluctuating delinquencies or charge-offs and negatively impact our results of operations. These changes could reduce the overall yield on our interest-earning asset portfolio. An inability to attract or maintain deposits could materially affect our ability to fund our business and our liquidity position. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

26	Capital One Financial Corporation (COF)

Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. See “Part II—Item 7. MD&A—Market Risk Profile” and “We face intense competition in all of our markets” for additional information.
Credit Risk
We may experience increases or fluctuations in delinquencies and credit losses, or we may incorrectly estimate expected losses, which could result in inadequate reserves.
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s ability and willingness to repay us can be adversely affected by decreases in the income of the borrower or increases in their payment obligations to other lenders, whether as a result of a job loss, higher debt levels or rising cost of servicing debt, inflation outpacing wage growth, or by restricted availability of credit generally. We may fail to quickly identify and reduce our exposure to customers that are likely to default on their payment obligations, whether by closing credit lines or restricting authorizations. Our ability to manage credit risk also is affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of our collections staff, techniques and models.
Rising credit losses or leading indicators of rising credit losses (such as higher delinquencies, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require us to increase our allowance for credit losses, which would decrease our profitability if we are unable to raise revenue or reduce costs to compensate for higher credit losses, whether actual or expected. In particular, we face the following risks in this area:
•Missed Payments: Our customers may fail to make required payments on time and may default or become delinquent. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial conditions for our customers. Historically, customers are more likely to miss payments during an economic downturn, recession, periods of high unemployment, or prolonged periods of slow economic growth. Customers might also be more likely to miss payments if the payment burdens on their existing debt grow due to rising interest rates, or if inflation outpaces wage growth. Additionally, the CFPB has, among other things, proposed changes to lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts, which could result in changes in consumer repayment patterns.
•Incorrect Estimates of Expected Credit Losses: The credit quality of our loan portfolios can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of expected credit losses in our loan portfolios. This process, which is critical to our financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. We may underestimate our expected credit losses and fail to hold an allowance for credit losses sufficient to account for these credit losses. Incorrect assumptions could lead to material underestimations of expected credit losses and an inadequate allowance for credit losses. See “We face risks resulting from the extensive use of models, AI, and data.”
•Inaccurate Underwriting: Our ability to accurately assess the creditworthiness of our customers may diminish, which could result in an increase in our credit losses and a deterioration of our returns. See “Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.”
•Business Mix: We engage in a diverse mix of businesses with a broad range of potential credit exposure. Because we originate a relatively greater proportion of consumer loans in our loan portfolio compared to other large bank peers and originate both prime and subprime credit card accounts and auto loans, we may experience higher delinquencies and a greater number of accounts charging off, as well as greater fluctuations in those metrics, compared to other large bank peers, which could result in increased credit losses, operating costs and regulatory scrutiny. Additionally, a change in this business mix over time to include proportionally more consumer loans or subprime credit card accounts or auto loans could adversely affect the credit quality of our loan portfolios.

27	Capital One Financial Corporation (COF)

•Increasing Charge-off Recognition/Allowance for Credit Losses: We account for the allowance for credit losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. We measure our allowance for credit losses under the CECL standard, which is based on management’s best estimate of expected lifetime credit losses. The impact of measuring our allowance for credit losses on our results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts. The application of the CECL standard may require us to increase reserves faster and to a higher level in an economic downturn, resulting in greater adverse impact to our results and our capital ratios than we would have experienced in similar circumstances prior to the adoption of CECL. Due to our business mix and the impact of credit losses on our income statement as compared to many of our large bank peers, we could be disproportionately affected by use of the CECL standard.
•Insufficient Asset Values: The collateral we have on secured loans could be insufficient to compensate us for credit losses. When customers default on their secured loans, we attempt to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate and other asset values adversely affect the collateral value for our commercial lending activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. In that circumstance, the recovery of such property could be insufficient to compensate us for the value of these loans upon a default. In our auto business, business and economic conditions that negatively affect household incomes and savings, housing prices and consumer behavior, as well as technological advances that make older cars obsolete faster, could decrease (i) the demand for new and/or used vehicles and (ii) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 40.5% of our commercial real estate loan portfolio is concentrated in the Northeast region. The regional economic conditions in the Northeast affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event or natural disaster that disproportionately affects the Northeast region could have a material adverse effect on the performance of our commercial real estate loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.
Capital and Liquidity Risk
We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
Financial institutions are subject to extensive and complex capital and liquidity requirements, which are subject to change. These requirements affect our ability to lend, grow deposit balances, make acquisitions and distribute capital. Failure to maintain adequate capital or liquidity levels, whether due to adverse developments in our business or the economy or to changes in the applicable requirements, could subject us to a variety of restrictions and/or remedial actions imposed by our regulators. These include limitations on the ability to pay dividends or repurchase shares and the issuance of a capital directive to increase capital. Such limitations or capital directive could have a material adverse effect on our business and results of operations. For example, changes to applicable capital, liquidity, or other regulations, such as the changes proposed in the Basel III Finalization Proposal and the LTD Proposal, could result in increased regulatory capital requirements, operating expenses or cost of funding, which could negatively affect our financial results or our ability to distribute capital.

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

28	Capital One Financial Corporation (COF)

and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario or other factors related to our capital management process may reflect a lower capacity to return capital to stockholders than that indicated by the projections released in the stress testing processes. This in turn, could lead to restrictions on our ability to pay dividends and engage in repurchases of our common stock. See “Item 1. Business—Supervision and Regulation” for additional information.

We also consider various factors in the management of liquidity, including maintaining sufficient liquid assets to meet the requirements of several internal and regulatory stress tests. There can be significant differences in estimated liquidity needs between internal and regulatory stress testing, and liquidity resources required to meet regulatory requirements, such as applicable LCR and NSFR requirements, may exceed what would otherwise be required to satisfy internal liquidity metrics and stress testing. Regulatory liquidity stress testing and regulatory liquidity requirements may, therefore, require us to take actions to increase our liquid assets or alter our activities or funding sources, which could negatively affect our financial results or our ability to return capital to our stockholders. See “Item 1. Business—Supervision and Regulation” for additional information.
Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase our common stock.
We are a separate and distinct legal entity from our subsidiaries, including, without limitation, the Bank and our broker-dealer subsidiaries. Dividends to us from these direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase our common stock, make payments on corporate debt securities and meet other obligations. These capital distributions may be limited by law, regulation or supervisory policy. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital and capital buffer requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, and Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Our broker-dealer subsidiaries are also subject to laws and regulations, including net capital requirements, that may limit their ability to pay dividends or make other distributions to us. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, our financial position or the perception of our financial health. The frequency and size of any future dividends to our stockholders and our stock repurchases will depend upon regulatory limitations imposed by our regulators and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Item 1. Business—Supervision and Regulation.”
A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.
Our credit ratings are based on a number of factors, including financial strength, as well as factors not within our control, including conditions affecting the financial services industry generally, the macroeconomic environment and changes made by rating agencies to their methodologies or ratings criteria. Our ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely affect our ability to borrow funds, increase our funding cost, increase our cost of capital, limit the number of investors or counterparties willing to do business with or lend to us, adversely limit our ability to access the capital markets and have a negative impact on our results of operations.
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
Similar to other large corporations in our industry, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, malicious disruption and fraud by employees or persons outside of our company, whether through attacks on Capital One directly, or on our third-party service providers or customers. In addition, the increasing use of near real-time money movement solutions,

29	Capital One Financial Corporation (COF)

among other risks, increases the complexity of preventing, detecting and recovering fraudulent transactions. We are also heavily dependent on the security, capability, integrity and continuous availability of the technology systems that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders.
We also face risk of adverse customer impacts and business disruption arising from the execution of strategic initiatives and operational plans we may pursue across our operations. For example, when we launch a new product, service or platform for the delivery or distribution of products or services, acquire or invest in a business or make changes to an existing product, service or delivery platform, there is the risk of execution issues related to changes to operations or processes. These issues could be driven by insufficient mitigation of operational risks associated with the change implementation, inadequate training, failure to account for new or changed requirements, or failure to identify or address impacted downstream processes.
In addition, we may experience increased costs and/or disruptions due to our hybrid work model, which could also affect our ability to operate effectively and maintain our corporate culture.
If we do not maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the resiliency and security of that infrastructure, our business and reputation could be materially adversely affected. We also are subject to disruptions to our systems arising from events that are wholly or partially beyond our control, which may include computer viruses; computer, telecommunications, network, utility, electronic or physical infrastructure outages; bugs, errors, insider threats, design flaws in systems or platforms; availability and quality of vulnerability patches from key vendors, cyber-attacks and other security incidents, natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including civil unrest, terrorist acts and military conflict. Any failure to maintain our infrastructure or prevent disruption of our systems and applications could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.
We also rely on the business infrastructure and systems of third parties (and their supply chains) with which we do business and/or to whom we outsource the operation, maintenance and development of our information technology and communications systems. We have substantially migrated primarily all aspects of our core information technology systems and customer-facing applications to third-party cloud infrastructure platforms, principally AWS. If we fail to architect, administer or oversee these environments in a well-managed, secure and effective manner, or if such platforms become unavailable, are disrupted, fail to scale, do not operate as designed, or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and operations. We must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security and other controls adapted to our reliance on outside platforms and providers. In addition, AWS, or other service providers (including, without limitation, those who also rely on AWS) could experience system or telecommunication breakdowns or failures, outages, degradation in service, downtime, failure to scale, software bugs, design flaws, cyber-attacks and other security incidents, insider threats, adverse changes to financial condition, bankruptcy, or other adverse conditions, (including conditions which interfere with our access to and use of AWS), which could have a material adverse effect on our business and reputation. We also face a risk that our third-party service providers might be unable or unwilling to continue to provide these or other services to meet our current or future needs in an efficient, cost-effective, or favorable manner or may terminate or seek to terminate their contractual relationship with us. Any transition to alternative third-party service providers or internal solutions may be difficult to implement, may cause us to incur significant time and expense and may disrupt or degrade our ability to deliver our products and services. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third-party service providers may increase our risk exposure.

Any disruptions, failures or inaccuracies of our operational processes, technology systems and models, including those associated with improvements or modifications to such technology systems and models, or failure to identify or effectively respond to operational risks in a timely manner and continue to deliver our services through an operational disruption, could cause us to be unable to market and manage our products and services, manage our risk, meet our regulatory obligations or report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies or risks, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, the integration of newly acquired businesses, or the prevention or occurrence of cyber-attacks and other security incidents. If we are

30	Capital One Financial Corporation (COF)

unable to successfully manage our expenses, our financial results will be negatively affected. Changes to our business, including those resulting from our strategic imperatives, also require robust governance to ensure that our objectives are executed as intended without adversely impacting our customers, associates, operations or financial performance. Ineffective change management oversight and governance over the execution of our key projects and initiatives could expose us to operational, strategic and reputational risk and could negatively impact customers or our financial performance.
A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.
Our ability to provide our products and services and communicate with our customers, depends upon the management and safeguarding of information systems and infrastructure, networks, software, data, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other third parties with which we do business. We also have arrangements in place with third-party business partners through which we share and receive information about their customers who are or may become our customers. The financial services industry, including Capital One, is particularly at risk because of the increased use of and reliance on digital banking products and other digital services, including mobile banking products, such as mobile payments, and other internet- and cloud-based products and applications, and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure. In addition, global events and geopolitical instability (including, without limitation, the war between Israel and Hamas, the war between Ukraine and Russia and the related sanctions imposed by the U.S. and other countries, and increased geopolitical tensions between the U.S. and China) may lead to increased nation state targeting of financial institutions in the U.S. and abroad.

Technologies, systems, networks and other devices of Capital One, as well as those of our employees, service providers, partners and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including computer viruses, hacking, malware, ransomware, supply chain attacks, vulnerabilities, credential stuffing, account takeovers, insider threats, business email compromise scams or phishing or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions in Capital One accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, an attempt to extort Capital One, its third-party service providers or its business partners or other damage. Cyber-attacks and other security incidents that occur in the supply chain of third parties with which we interact could also negatively impact Capital One.

These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure or design flaws. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For instance, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes. Additionally, the failure of our employees, third-party service providers or business partners, or their respective supply chains, to exercise sound judgment and vigilance when targeted with social engineering or other cyber-attacks may increase our vulnerability.

For example, on July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems (the “2019 Cybersecurity Incident”). This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers. While the 2019 Cybersecurity Incident has been remediated, it resulted in fines, litigation, consent orders, settlements, government investigations and other regulatory enforcement inquiries. Cyber and information security risks for large financial institutions like us continue to increase due to the proliferation of new technologies, the industry-wide shift to reliance upon the internet to conduct financial transactions, the increased sophistication and activities of malicious actors, organized crime, perpetrators of fraud, hackers, terrorists, activists, extremist parties, formal and informal instrumentalities of foreign governments, state-sponsored or nation-state actors and other external parties and the growing use of AI by threat actors. In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of

31	Capital One Financial Corporation (COF)

consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. These third-party breach events could create a threat for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of AI, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. As our employees are operating under our hybrid work model, our remote interaction with employees, service providers, partners and other third parties on systems, networks and environments over which we have less control (such as through employees’ personal devices) increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, as well as our usage of mobile and cloud technologies and as we provide more of these services to a greater number of retail banking customers.

The methods and techniques employed by malicious actors develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and persist for an extended period of time before being detected and remediated. For example, although we immediately fixed the configuration vulnerability that was exploited in the 2019 Cybersecurity Incident once we discovered the unauthorized access, a period of time elapsed between the occurrence of the unauthorized access and the time when we discovered it. In other circumstances, we and our service providers and other third parties with which we interact may be unable to anticipate or identify certain attack methods or techniques in order to implement effective preventative or detective measures or mitigate or remediate the damages caused in a timely manner. We may also be unable to hire, develop and retain talent that keeps pace with the rapidly changing cyber threat landscape, and which are capable of preventing, detecting, mitigating or remediating these risks. Although we seek to maintain a robust suite of authentication and layered information security controls, any one or combination of these controls could fail to prevent, detect, mitigate, remediate or recover from these risks in a timely manner.

An actual, suspected, threatened or alleged disruption or breach, including as a result of a cyber-attack such as the 2019 Cybersecurity Incident, or media (including social media) reports of alleged or perceived security vulnerabilities or incidents at Capital One or at our service providers, could result in significant legal and financial exposure, regulatory intervention, litigation, enforcement actions, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. Moreover, new regulations may require us to publicly disclose certain information about certain cybersecurity incidents before they have been resolved or fully investigated. There can be no assurance that unauthorized access or cyber incidents similar to the 2019 Cybersecurity Incident will not occur or that we will not suffer material losses in the future. If future attacks are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our service providers or other third parties with which we interact could harm our business even if we do not control the service that is attacked.

Further, our ability to monitor our service providers’ and other business partners’ cybersecurity practices is inherently limited. Although the agreements that we have in place with our service providers (and other business partners) generally include requirements relating to privacy, data protection and data security, we cannot guarantee that such agreements will prevent a cyber incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers or other business partners in the event we should suffer any such incidents. However, due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers and other business partners as they relate to the information we share with them.

In addition, we continue to incur increased costs with respect to preventing, detecting, investigating, mitigating, remediating, and recovering from cybersecurity risks, as well as any related attempted fraud. In order to address ongoing and future risks, we must expend significant resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. Further, high profile cyber incidents at Capital One or other large financial institutions could undermine our competitive advantage and divert management attention and resources, lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the global financial system in general, which could result in reduced use of our financial products. We have insurance against some cyber risks and attacks; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event (including if our insurer denies coverage as to any particular claim in the future), and such insurance may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.

32	Capital One Financial Corporation (COF)

We face risks resulting from the extensive use of models, AI, and data.
We rely on quantitative models and the use of AI, as well as our ability to manage and aggregate data in an accurate and timely manner, to assess and manage our various risk exposures, create estimates and forecasts, and manage compliance with regulatory capital requirements. We continue to invest in building new capabilities that employ new AI technologies such as generative AI, and we expect our use of these technologies to increase over time. However, there are significant risks involved in utilizing models and AI and no assurance can be provided that our use will produce only intended or beneficial results. AI may subject us to new or heightened legal, regulatory, ethical, or other challenges; and negative public opinion of AI could impair the acceptance of AI solutions. If the models or AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. We also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

We may use models and AI in processes such as determining the pricing of various products, identifying potentially fraudulent transactions, grading loans and extending credit, measuring interest rate and other market risks, predicting deposit levels or loan losses, assessing capital adequacy, calculating managerial and regulatory capital levels, estimating the value of financial instruments and balance sheet items, and other operational functions. Development and implementation of some of these models , such as the models for credit loss accounting under CECL, require us to make difficult, subjective and complex judgments. Our risk reporting and management, including business decisions based on information incorporating models and the use of AI, depend on the effectiveness of our models and AI and our policies, programs, processes and practices governing how data, models and AI, as applicable, are acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models and AI based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events).

While we continuously update our policies, programs, processes and practices, many of our data management, modeling, AI, aggregation and implementation processes are manual and may be subject to human error, data limitations, process delays or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs. If our Framework is ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition. Also, any information we provide to the public or to our regulators based on incorrectly designed or implemented models or AI could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distribution to our stockholders, could be affected adversely due to the perception that the quality of the data, models and AI used to generate the relevant information is insufficient. In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, privacy, data protection and data security laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
Legal and Regulatory Risk
Compliance with new and existing domestic and foreign laws, regulations and regulatory expectations is costly and complex.
A wide array of laws and regulations, including banking and consumer lending laws and regulations, apply to every aspect of our business and these laws can be uncertain and evolving. We and our subsidiaries are also subject to supervision and examination by multiple regulators both in the U.S. and abroad, and the manner in which our regulators interpret applicable laws and regulations may affect how we comply with them. Failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation or conflicting legal requirements, could subject us to restrictions

33	Capital One Financial Corporation (COF)

on our business activities, fines, criminal sanctions and other penalties, and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining risk management and compliance-related systems, infrastructure and processes, is difficult and may lead to increased expenses. These efforts and the associated costs could limit our ability to invest in other business opportunities. In addition, actions, behaviors or practices by us, our employees or representatives that are illegal, unethical or contrary to our core values could harm us, our stockholders or customers or damage the integrity of the financial markets and are subject to regulatory scrutiny across jurisdictions. Violations of law by other financial institutions may also result in increased regulatory scrutiny of our business.
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
The legislative and regulatory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. For example, the CFPB has announced several initiatives related to the amounts and types of fees financial institutions may charge, including by issuing a proposed rule that would, among other things, significantly lower the safe harbor amount for past due fees that a credit card issuer can charge on consumer credit card accounts. Such changes could affect our ability or willingness to provide certain products or services, necessitate changes to the our business practices, or reduce our revenues. There may also be future rulemaking in emerging regulatory areas such as climate-related risks and new technologies. Adoption of new technologies, such as distributed ledger technologies, tokenization, cloud computing, AI and machine learning technologies, can present unforeseen challenges in applying and relying on existing compliance systems. In addition, some laws and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us.
Certain laws and regulations, and any interpretations and applications with respect thereto, are generally intended to protect consumers, borrowers, depositors, the DIF, the U.S. banking and financial system, and financial markets as a whole, but not stockholders. Our success depends on our ability to maintain compliance with both existing and new laws and regulations. For a description of the material laws and regulations, including those related to the consumer lending business, to which we are subject, see “Item 1. Business—Supervision and Regulation.”
Our required compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties, may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.
We are subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For example, at the federal level, we are subject to the GLBA and the FCRA, among other laws and regulations. Moreover, legislative changes have been proposed in the U.S. Congress for more comprehensive privacy, data protection and data security legislation, to which we may be subject if passed. The enactment of CIRCIA, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the CISA within 72 hours from the time the company reasonably believes the incident occurred. At the state level, California has enacted the CPRA, and various other states also have enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply. Additionally, the Federal Banking Agencies, as well as the SEC and related self‐regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.
We also are, or may become, subject to continuously evolving and developing laws and regulations in other jurisdictions regarding privacy, data protection and data security. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and may become subject to additional privacy, data protection and data security laws and regulations in Canada, including those which may differ from PIPEDA, if passed. In addition, subject to

34	Capital One Financial Corporation (COF)

limited exceptions, the EU General Data Protection Regulation (“EU GDPR”) applies EU data protection laws to certain companies processing personal data of individuals in the EU, regardless of the company’s location. We also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), which is how the EU GDPR has been implemented into U.K. law. These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. Significant uncertainty exists as privacy, data protection, and data security laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
Further, we make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about privacy, data protection and data security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to individuals, including our customers, about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by individuals, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.
Our efforts to comply with GLBA, FCRA, CPRA, PIPEDA, EU GDPR, U.K. GDPR and other privacy, data protection and data security laws and regulations, as well as our posted privacy policies, and related contractual obligations to third parties, entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy, data protection and data security violations continue to increase. The enactment of more restrictive laws or regulations, or future enforcement actions, litigation or investigations, could impact us through increased costs or restrictions on our business, and any noncompliance or perceived noncompliance could result in monetary or other penalties, harm to our reputation, distraction to our management and technical personnel and significant legal liability.
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
Given the inherent uncertainties involved in litigation, government investigations and regulatory enforcement decisions, and the very large or indeterminate damages sought in some matters asserted against us, there can be significant uncertainty as to the ultimate liability we may incur from these kinds of matters. The finding, or even the assertion, of substantial legal liability against us could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business. For example, the 2019 Cybersecurity Incident has resulted in litigation, consent orders, settlements, government investigations and other regulatory enforcement inquiries.
In addition, financial institutions, such as ourselves, face significant regulatory scrutiny, which can lead to public enforcement actions or nonpublic supervisory actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by, among other regulatory bodies, the Federal Banking Agencies, SEC, CFTC and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the OCC, Department of Justice, the FinCEN and state Attorneys General.
Over the last several years, federal and state regulators have focused on risk management, compliance with anti-money laundering (“AML”) and sanctions laws, privacy, data protection and data security, use of service providers, fair lending and other consumer protection issues and innovative activities, such as those that utilize new technology. In August 2020, we entered into consent orders with the Federal Reserve and the OCC resulting from regulatory reviews of the 2019 Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes, and we paid a civil monetary penalty as part of the OCC agreement. The OCC and the Federal Reserve have since terminated their consent orders. In January 2021, we also paid a civil monetary penalty assessed by FinCEN against the Bank in connection with AML

35	Capital One Financial Corporation (COF)

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
Other Business Risks
We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations.
We operate in a highly competitive environment across all of our lines of business, whether in making loans, attracting deposits or in the global payments industry, and we expect competitive conditions to continue to intensify with respect to most of our products particularly in our credit card and consumer banking businesses. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. This competitive environment is primarily a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial services providers, all of which may affect our customers’ expectations and demands. In addition to offering competitive products and services, we invest in and conduct marketing campaigns to attract and inform customers. If our marketing campaigns are unsuccessful, it may adversely impact our ability to attract new customers and grow market share.
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or cryptocurrencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. If we are unable to continue to keep pace with innovation, do not effectively market our products and services or are prohibited from or unwilling to enter emerging areas of competition, our business and results of operations could be adversely affected. In addition, government actions or initiatives may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors. For example, the CFPB has proposed a rule that would require certain financial institutions, including the Company, to share certain financial information with third parties upon a customer’s request, which could enable those third parties to offer competing financial services to consumers.
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

36	Capital One Financial Corporation (COF)

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
In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. As of December 31, 2023, we have a number of large partnerships in our credit card loan portfolio. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships or assure that these relationships will be profitable or valued by our customers. Additionally, partners themselves may face changes in their business, including market factors and ownership changes, that could impact the partnership. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of any key business partner could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
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
Our business, financial condition and results of operations may be adversely affected by merchants’ efforts to reduce the fees charged by credit and debit card networks to facilitate card transactions, and by legislation and regulation impacting such fees.
Interchange fees are the amounts established by credit and debit card networks for the purpose of compensating debit and credit card issuers for their role in facilitating card transactions and are a meaningful source of revenue for our credit and debit card businesses. Interchange fees are a revenue source that, for example, covers the issuer’s costs associated with credit and debit card payments, fund rewards programs, offset fraud, management and dispute costs and fund competition and innovation. Interchange fees continue to be the subject of significant and intense global legal, legislative and regulatory focus, and the resulting decisions, legislation and regulation may have a material adverse impact on our overall business, financial condition and results of operations.

Legislative and regulatory bodies in a number of countries have sought, or are currently seeking, to reduce interchange fees through legislation, competition-related regulatory proceedings, voluntary agreements, central bank regulation and/or litigation. For credit transactions, interchange reimbursement rates in the United States are set by credit card networks such as MasterCard and Visa.

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

37	Capital One Financial Corporation (COF)

agreements with the Department of Finance Canada to maintain an agreed upon average interchange rate. Lowering interchange fees remains an area of domestic and international governmental attention by certain parties.

In addition to this regulatory activity, merchants are also seeking avenues to reduce interchange fees. Merchants and their trade groups have filed numerous lawsuits against payment card networks and banks that issue cards on those networks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. For additional information about the lawsuits, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others” for further details.

Some major retailers or industry sectors could independently negotiate lower interchange fees with MasterCard and Visa, which could, in turn, result in lower interchange fees for us when our cardholders undertake purchase transactions with these retailers. Merchants continue to lobby Congress aggressively for legislation that would require additional routing requirements for credit cards that are issued on four-party networks, like Visa or MasterCard, which could create a downward pressure on interchange fees should their efforts be successful. Retailers may continue to bring legal proceedings against us or other credit card and debit card issuers and networks in the future.

For debit transactions, Regulation II (Debit Card Interchange Fees and Routing) which was issued by the Federal Reserve in 2011, place limits on the interchange fees we may charge and requires additional routing requirements for debit cards issued on four-party networks, like Visa or Mastercard. On October 25, 2023, the Federal Reserve released a notice of proposed rulemaking to revise Regulation II to further reduce the interchange fee cap that debit card issuers covered by Regulation II can receive for debit card transactions. For more information on these rules, please see “Item 1. Business—Supervision and Regulation.”

Beyond pursuing litigation, legislation and regulation, merchants may also promote forms of payment with lower fees or seek to impose surcharges or discounts at the point of sale for use of credit or debit cards. New payment systems, particularly mobile-based payment technologies, could also gain widespread adoption and lead to issuer transaction fees or the displacement of credit or debit cards as a payment method.

The heightened focus by merchants and legislative and regulatory bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to successfully negotiate discounts to interchange fees with MasterCard and Visa or develop alternative payment systems, could result in a loss of income. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.
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

Our continued success depends, in part, upon our ability to assess and address the needs of our customers by using digital technology to provide products and services that meet their expectations. The development and launch of new digital products and services depends in large part on our ability to invest in and build the technology platforms that can enable them, in a cost effective and timely manner. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to our existing technology. See “We face intense competition in all of our markets” and “We face risks related to our operational, technological and organizational infrastructure.”

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

38	Capital One Financial Corporation (COF)

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

See additional risk factors under the heading “Risks Relating to the Acquisition of Discover.”

In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:

•New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses or new geographic areas or markets in the U.S. or internationally, that present risks resulting from our relative inexperience in these new businesses, localities or markets. These new businesses, localities or markets may change the overall character of our consolidated portfolio of businesses and alter our exposure to economic and other external factors. We also face the risk that we will not be successful in these new businesses, localities or markets.

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

39	Capital One Financial Corporation (COF)

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
Our ability to attract and retain customers is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practices or our financial health. Capital One’s brand is one of our most important assets. Maintaining and enhancing our brand depends largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial, and funding markets could lead to difficulties in generating, maintaining and financing accounts. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data, could lead to decreases in the levels of deposits that current and potential consumer and commercial customers choose to maintain with us. Negative perceptions may also significantly increase the costs of attracting and retaining customers. In addition, negative perceptions regarding certain industries, partners or clients could also prompt us to cease business activities associated with those entities in order to manage reputational risk.

Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, cyber-attacks or other security incidents, corporate governance and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. In addition, our co-brand and private label credit card partners or other third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the actual or alleged events discussed above could impact our reputation and business.

In addition, a variety of economic or social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by account holders and borrowers domestically and internationally. These economic and social factors include changes in consumer confidence levels, the public’s perception regarding the banking industry and consumer debt, including credit card use, and changing attitudes about the stigma of bankruptcy. If consumers develop or maintain negative attitudes about incurring debt, or consumption trends decline or if we fail to maintain and enhance our brand, or we incur significant expenses to do so, our reputation and business and financial results could be materially and negatively affected.

There has also been an increased focus by investor advocacy groups, investment funds and shareholder activists, among others, on topics related to environmental, social and corporate governance policies, and our policies, practices and disclosure in these areas, including those related to climate change. Reputation risk related to corporate policies and practices on environmental, social and corporate governance topics is increasingly complex. Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny that may impact our reputation. Furthermore, responding to environmental, social and corporate governance considerations and implementing our related goals and initiatives involve risk and uncertainties, require investments and depend in part on third-party performance or data that is outside of our control. There can be no assurance that we will achieve these goals and initiatives or that any such achievements will have the desired results. Our failure to achieve progress in these areas on a timely basis, if at all, could impact our reputation and public perceptions of our business.
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

40	Capital One Financial Corporation (COF)

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
Management of market, credit, liquidity, strategic, reputational, operational and compliance risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “Part II—Item 7. MD&A—Risk Management” for further details. Our Framework is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. Even though we continue to devote significant resources to developing and operating our Framework, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.

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
Our business could be negatively affected if we are unable to attract, develop, retain and motivate key senior leaders and skilled employees.
Our success depends, in large part, on our ability to retain key senior leaders and to attract, develop and retain skilled employees, particularly employees with advanced expertise in credit, risk, digital and technology skills. We depend on our senior leaders and skilled employees to oversee simultaneous, transformative initiatives across the enterprise and execute on our business plans in an efficient and effective manner. Competition for such senior leaders and employees, and the costs associated with attracting, developing and retaining them, is high and competitive. While we engage in robust succession planning, our key senior leaders have deep and broad industry experience and could be difficult to replace without some degree of disruption.

Our ability to attract, develop and retain qualified employees also is affected by perceptions of our culture and management, including our position on remote and hybrid work arrangements, our profile in the regions where we have offices and the professional opportunities we offer. In addition, an increase in remote working arrangements by other companies may create more job opportunities for employees and make it more difficult for us to attract and retain key talent.

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

41	Capital One Financial Corporation (COF)

We face risks from catastrophic events.
Natural disasters, geopolitical events and other catastrophic events could harm our employees, business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, Richmond, Virginia and Plano, Texas. This may include a disruption involving damage or loss of access to a physical site, cyber-attacks and other security incidents, terrorist activities, the occurrence or worsening of disease outbreaks or pandemics, natural disasters, extreme weather events, electrical outage, environmental hazards, disruption to technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. Our business, financial condition and results of operations may be impacted by any such disruption and our ability to implement corresponding response measures quickly. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business, customers or assets securing our loans are concentrated, such as the mid-Atlantic, New York, California or Texas metropolitan areas, or in regions where our third-party platforms are located, we could be disproportionately impacted as compared to our competitors. The impact of such events and other catastrophes on the overall economy and our physical and transition risks may also adversely affect our financial condition and results of operations.
Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers and result in increased costs.
Climate change risks can manifest as physical or transition risks.

Physical risks are the risks from the effects of climate change arising from acute, climate-related events, such as, hurricanes, flooding and wildfires, and chronic shifts in climate, such as sea level rise and higher average temperatures. Such events could lead to financial losses or disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.

Transition risks are the risks resulting from the shift toward a lower-carbon economy arising from the changes in policy, consumer and business sentiment or technologies in regards to limiting climate change. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses, affect credit performance, and impact our strategies or those of our customers. For example, on October 24, 2023, the Federal Banking Agencies jointly issued guidance on climate-related financial risk management for large institutions, which applies to us. For more information on climate-related regulatory developments, see “Item 1. Business—Supervision and Regulation.”

Physical and transition risks could also affect the financial health of certain customers in impacted industries or geographies. In addition, we face reputational risk as a result of our policies, practices, disclosures and decisions related to climate change and the environment, or the practices or involvement of our clients or vendors and suppliers, in certain industries or projects associated with causing or exacerbating climate change. Further, there is increased scrutiny of climate change-related policies, goals and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters.

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
The soundness of other financial institutions and other third parties, actual or perceived, could adversely affect us.

42	Capital One Financial Corporation (COF)

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

Recently, several financial services institutions have failed or required outside liquidity support, in many cases, as a result of the inability of the institutions to obtain needed liquidity. For example, during 2023, Silicon Valley Bank, Signature Bank and First Republic Bank were closed and placed under FDIC receivership. This has led to additional risk for other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations. For information on the FDIC’s special assessment following the closures of Silicon Valley Bank and Signature Bank, see “Item 1. Business—Supervision and Regulation.”

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

Likewise, adverse developments affecting the overall strength and soundness of our competitors, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. Moreover, the speed with which information spreads through social media, enhanced technology and other news sources on the Internet and the ease with which customers transact may amplify the onset and negative effects from such perceptions.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As a financial services company entrusted with the safeguarding of sensitive information, including sensitive personal information, we believe that a strong enterprise cybersecurity program is a vital component of effectively managing risks related to the confidentiality, integrity and availability of our data. While no organization can eliminate cybersecurity and information technology risk entirely, we devote significant resources to a cybersecurity program designed to mitigate such risks.
We manage cybersecurity and technology risk at the enterprise level according to our Framework, as described in more detail under “Part II—Item 7. MD&A—Risk Management” in this Report, which uses a three lines of defense model. Our cybersecurity risks are managed programmatically under the “operational risk” category of our Framework. Through this Framework, we establish practices for assessing our risk posture and executing key controls for cybersecurity and technology risk, data management, and oversight of third parties with which we do business.
These operational risks are managed within a governance structure that consists of defined roles and responsibilities, formal governance bodies, and processes, policies and standards.
Our policies and procedures define an overall, enterprise-wide approach for managing information security and technology risk. They establish the following process to identify, assess and manage such risks across our three lines of defense:
1.Identification: We evaluate the activities of our lines of business on a regular basis to identify potential technology risk, including cybersecurity threats and vulnerabilities. This process takes into account the changing business environment, the technology and cyber threat landscape, and the objectives of the line of business being assessed.

43	Capital One Financial Corporation (COF)

2.Assessment, Measurement and Response: Management assesses identified risks to estimate such risk’s potential severity and the likelihood of occurrence. Once a risk is identified and measured, management determines the appropriate response, including determining whether to accept the risk in accordance with our established risk appetite, or alternatively to implement new controls, enhance existing controls, and/or develop additional mitigation strategies to reduce the impact of the risk.
3.Monitoring and Testing: Management is required to evaluate the effectiveness of risk management practices and controls through monitoring of key risk indicator metrics, testing and other activities. Identified issues are remediated, addressed via mitigation plans, or escalated, in line with our risk appetite.
4.Aggregation, Reporting and Escalation: Management collects and aggregates risks across the Company in order to support strategic decision-making and to measure overall risk performance against risk appetite metrics. Management also establishes processes designed to escalate, report, and address risks and deficiencies within different business lines, according to the requirements of our policies. For additional information regarding the escalation of these risks to the Board of Directors, see “Governance” below.
Our policies and procedures collectively help execute a risk management approach that accounts for cybersecurity threats specifically targeting us, as well as those that may arise from our engagement with business partners, customers, service providers and other third parties. For example, we have processes designed to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. The procedures, capabilities and processes established under our policies are subject to regular review by the Chief Information Security Officer (“CISO”) and Chief Technology Risk Officer (“CTRO”). See “Governance” below for more information.
As part of our cybersecurity program, we employ a range of security mechanisms and controls throughout our technology environment, which include the use of tools and techniques to search for cybersecurity threats and vulnerabilities, as well as processes designed to address such threats and vulnerabilities. We also engage a number of external service providers with additional knowledge and capabilities in cybersecurity threat intelligence, detection, and response. In addition, a range of cyber educational initiatives are employed to promote best practices for protecting our information and data, and reporting cyber threats and other risks to corporate systems, data, and facilities.
We also maintain an Enterprise Cyber Response Plan (“ECRP”) for handling potential or actual cybersecurity events that could impact us and our personnel, data, systems and customers. The ECRP defines the roles and responsibilities of various teams, individuals, and stakeholders in performing this enterprise response, guides decision making for escalation and other actions, and helps to plan follow-on actions designed to reduce the likelihood of similar events’ recurrence in the future.
We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, such as the 2019 Cybersecurity Incident, have materially affected our overall business strategy, results of operations, or financial condition. For further discussion of cybersecurity, and related risks for our business, see “Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure,” and “A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.”
Governance
The Board of Directors is responsible for providing oversight of our Framework. The Risk Committee of the Board of Directors (“Risk Committee”) assists the full Board of Directors in discharging these responsibilities.
The Risk Committee is responsible for overseeing our Framework, including cybersecurity and technology risk. The Risk Committee regularly receives reports from management on our cybersecurity and technology risk profile, and key enterprise cybersecurity initiatives, and on any identified significant threats or incidents, or new risk developments.
The Risk Committee coordinates with the full Board of Directors regarding the strategic implications of cybersecurity and technology risks.
At least annually, the Board of Directors, either directly or through the Risk Committee, reviews our technology strategy with the CIO; reviews our information security program with the CISO and the CTRO; and approves our information security policy

44	Capital One Financial Corporation (COF)

and program. In addition, the Risk Committee and the Board of Directors participate in periodic cybersecurity education sessions.
We assess and manage risk at the enterprise level according to our Framework using a three lines of defense model.
For information security and technology risks, our first line of defense includes the following:
•Chief Information Security Officer: The CISO establishes and manages the enterprise-wide information security program.
•Chief Information Officer: The CIO oversees the establishment of appropriate governance, processes, and accountabilities within each business area to comply with our internal policies.
Our second line of defense includes the following:
•Chief Technology Risk Officer: The CTRO provides independent oversight of our information security and technology risk programs and challenge of first line risk management and risk-taking activities pertaining to information security and technology risk.
•The Executive Risk Committee: This committee provides a forum for our top management to have integrated discussions of risk management across the enterprise, including cybersecurity and technology risk, with the purpose of ensuring prioritization and awareness, encouraging alignment, and coordinating risk management activities among key executives. Primary responsibility for specialized risk categories, such as cybersecurity and technology, can also be delegated to other senior management sub-committees, as appropriate.
Our third line of defense is comprised of:
•Internal Audit: Our internal audit team provides independent and objective assurance to senior management and to the Board of Directors that our information security and technology risk management processes are designed and working as intended.
In order to be appointed to one of the roles described above, we require the individuals to possess significant relevant experience and expertise in information security, technology, risk management or audit, as demonstrated by a combination of prior employment, possession of relevant industry certifications or related degrees, and other competencies and qualifications.
Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 11.1 million square feet of owned or leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 9.2 million square feet of space is dedicated for various corporate office uses and approximately 1.9 million square feet of space is for bank branches and cafés.
Our 9.2 million square feet of corporate office space consists of approximately 6.0 million square feet of owned space and 3.2 million square feet of leased space. We maintain corporate office space primarily in Virginia, New York and Texas including our headquarters located in McLean, Virginia.
Our 1.9 million square feet for bank branches and cafés is located primarily across New York, Louisiana, Texas, Maryland, Virginia and New Jersey and consists of approximately 1.2 million square feet of leased space and 0.7 million square feet of owned space. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

45	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2024, there were 8,575 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

46	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2018 and ended December 31, 2023. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)

$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
$207
$190
$176
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2018	2019	2020	2021	2022	2023
Capital One	$100.00	$138.63	$134.92	$201.40	$131.63	$189.96
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P Financial Index	100.00	132.13	129.89	175.40	156.92	175.99

47	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2023.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2023. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
October	591,592	$93.91	591,592	$4,681
November	523,521	104.21	450,978	4,633
December	392,398	120.37	392,398	4,586
Total	1,507,511	104.38	1,434,968
__________
(1) In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 72,543 shares withheld in November to cover taxes on restricted stock awards whose restrictions lapsed. See “Item 7. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

48	Capital One Financial Corporation (COF)

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this Report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2023 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations and financial condition, including capital and liquidity management, by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2023 and accompanying notes. MD&A is organized in the following sections:

• Selected Financial Data	• Capital Management
• Executive Summary	• Risk Management
• Consolidated Results of Operations	• Credit Risk Profile
• Consolidated Balance Sheets Analysis	• Liquidity Risk Profile
• Off-Balance Sheet Arrangements	• Market Risk Profile
• Business Segment Financial Performance	• Supplemental Tables
• Critical Accounting Policies and Estimates	• Glossary and Acronyms
• Accounting Changes and Developments

49	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance metrics for the three-year period ended December 31, 2023, 2022 and 2021. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Three-Year Summary of Selected Financial Data

(Dollars in millions, except per share data and as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Income statement
Interest income	$41,938	$31,237	$25,769	34%	21%
Interest expense	12,697	4,123	1,598	**	158
Net interest income	$29,241	$27,114	$24,171	8	12
Non-interest income	7,546	7,136	6,264	6	14
Total net revenue	36,787	34,250	30,435	7	13
Provision (benefit) for credit losses	10,426	5,847	(1,944)	78	**
Non-interest expense:
Marketing	4,009	4,017	2,871	—	40
Operating expense	16,307	15,146	13,699	8	11
Total non-interest expense	20,316	19,163	16,570	6	16
Income from continuing operations before income taxes	6,045	9,240	15,809	(35)	(42)
Income tax provision	1,158	1,880	3,415	(38)	(45)
Income from continuing operations, net of tax	4,887	7,360	12,394	(34)	(41)
Income (loss) from discontinued operations, net of tax	—	—	(4)	—	**
Net income	4,887	7,360	12,390	(34)	(41)
Dividends and undistributed earnings allocated to participating securities	(77)	(88)	(105)	(13)	(16)
Preferred stock dividends	(228)	(228)	(274)	—	(17)
Issuance cost for redeemed preferred stock	—	—	(46)	—	**
Net income available to common stockholders	$4,582	$7,044	$11,965	(35)	(41)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$11.98	$17.98	$27.05	(33)%	(34)%
Income (loss) from discontinued operations	—	—	(0.01)	—	**
Net income per basic common share	$11.98	$17.98	$27.04	(33)	(34)
Diluted earnings per common share:
Net income from continuing operations	$11.95	$17.91	$26.95	(33)%	(34)%
Income (loss) from discontinued operations	—	—	(0.01)	—	**
Net income per diluted common share	$11.95	$17.91	$26.94	(33)	(34)
Common shares outstanding (period-end, in millions)	380.4	381.3	413.9	—	(8)
Dividends declared and paid per common share	$2.40	$2.40	$2.60	—	(8)
Book value per common share (period-end)	152.71	137.90	147.46	11	(6)
Tangible book value per common share (period-end)(1)	99.78	86.11	99.74	16	(14)

50	Capital One Financial Corporation (COF)

(Dollars in millions, except per share data and as noted)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Common dividend payout ratio(2)	20.03%	13.35%	9.62%	7		4
Stock price per common share (period-end)	$131.12	$92.96	$145.09	41		(36)
Total market capitalization (period-end)	49,877	35,447	60,047	41		(41)
Balance sheet (average balances)
Loans held for investment	$311,541	$292,238	$252,730	7%		16%
Interest-earning assets	441,238	406,646	389,336	9		4
Total assets	467,807	440,538	424,521	6		4
Interest-bearing deposits	313,737	277,208	271,500	13		2
Total deposits	343,554	313,551	306,397	10		2
Borrowings	49,332	51,006	38,590	(3)		32
Common equity	50,349	50,279	56,966	—		(12)
Total stockholders’ equity	55,195	55,125	62,556	—		(12)
Selected performance metrics
Purchase volume	$620,290	$587,283	$527,605	6%		11%
Total net revenue margin(3)	8.34%	8.42%	7.82%	(8)	bps	60	bps
Net interest margin	6.63	6.67	6.21	(4)		46
Return on average assets(4)	1.04	1.67	2.92	(63)		(125)
Return on average tangible assets(5)	1.08	1.73	3.03	(65)		(130)
Return on average common equity(6)	9.10	14.01	21.01	(491)		(700)
Return on average tangible common equity(7)	13.04	19.91	28.39	(687)		(848)
Equity-to-assets ratio(8)	11.80	12.51	14.74	(71)		(223)
Efficiency ratio(9)	55.23	55.95	54.44	(72)		151
Operating efficiency ratio(10)	44.33	44.22	45.01	11		(79)
Adjusted operating efficiency ratio(11)	43.54	44.53	44.68	(99)		(15)
Effective income tax rate from continuing operations	19.2	20.3	21.6	(110)		(130)
Net charge-offs	$8,414	$3,973	$2,234	112%		78%
Net charge-off rate	2.70%	1.36%	0.88%	134	bps	48	bps

December 31,	Change
(Dollars in millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Balance sheet (period-end)
Loans held for investment	$320,472	$312,331	$277,340	3%	13%
Interest-earning assets	449,701	427,248	397,341	5	8
Total assets	478,464	455,249	432,381	5	5
Interest-bearing deposits	320,389	300,789	272,937	7	10
Total deposits	348,413	332,992	310,980	5	7
Borrowings	49,856	48,715	43,086	2	13
Common equity	53,244	47,737	56,184	12	(15)
Total stockholders’ equity	58,089	52,582	61,029	10	(14)
Credit quality metrics
Allowance for credit losses	$15,296	$13,240	$11,430	16%	16%
Allowance coverage ratio	4.77%	4.24%	4.12%	53	bps	12	bps
30+ day performing delinquency rate	3.71	2.96	2.25	75	71
30+ day delinquency rate	3.99	3.21	2.41	78	80

51	Capital One Financial Corporation (COF)

December 31,	Change
(Dollars in millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Capital ratios
Common equity Tier 1 capital(12)	12.9%	12.5%	13.1%	40	bps	(60)	bps
Tier 1 capital(12)	14.2	13.9	14.5	30	(60)
Total capital(12)	16.0	15.8	16.9	20	(110)
Tier 1 leverage(12)	11.2	11.1	11.6	10	(50)
Tangible common equity(13)	8.2	7.5	9.9	70	(240)
Supplementary leverage(12)	9.6	9.5	9.9	10	(40)
Other
Employees (period end, in thousands)	52.0	56.0	50.8	(7)%	10%
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
**    Not meaningful.

52	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
On February 19, 2024, we entered into an agreement to acquire Discover in an all-stock transaction. Upon closing, each share of Discover common stock will be exchanged for 1.0192 shares of our common stock. The closing of the Transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by our stockholders and the stockholders of Discover. See the “Agreement to Acquire Discover” section in “Part I—Item 1. Business—Overview” for additional information.
We reported net income of $4.9 billion ($11.95 per diluted common share) on total net revenue of $36.8 billion for 2023. In comparison, we reported net income of $7.4 billion ($17.91 per diluted common share) on total net revenue of $34.3 billion for 2022 and net income of $12.4 billion ($26.94 per diluted common share) on total net revenue of $30.4 billion for 2021.
Our CET1 capital ratio as calculated under the Basel III standardized approach was 12.9% and 12.5% as of December 31, 2023 and 2022, respectively. See “Capital Management” for additional information.
For the year ended December 31, 2023, we declared and paid common stock dividends of $935 million and repurchased $600 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2023. These highlights are based on a comparison between the results of 2023 and 2022, except as otherwise noted. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Discussions of our performance for 2022 compared to 2021 can be found in “Part II—Item 7. MD&A” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Total Company Performance
•Earnings:
Our net income decreased by $2.5 billion to $4.9 billion in 2023 compared to 2022 primarily driven by:
◦Higher provision for credit losses primarily driven by growth and continued credit normalization in our domestic credit card loan portfolio.
◦Higher non-interest expense primarily driven by increased salaries and associate benefits, the $289 million FDIC special assessment related to certain regional bank failures and the absence of $177 million insurance recoveries net of legal reserve activity received in 2022, partially offset by lower professional services.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher average loan balances in our credit card loan portfolio and higher asset yields, partially offset by higher funding costs.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $8.1 billion to $320.5 billion as of December 31, 2023 from December 31, 2022 primarily driven by growth in our credit card loan portfolio.
◦Average loans held for investment increased by $19.3 billion to $311.5 billion in 2023 compared to 2022 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 134 bps to 2.70% in 2023 compared to 2022 primarily driven by higher net charge-offs in our credit card loan portfolio.

53	Capital One Financial Corporation (COF)

◦Our 30+ day delinquency rate increased by 78 bps to 3.99% as of December 31, 2023 from December 31, 2022 primarily driven by higher delinquency inventories in our credit card loan portfolio.
•Allowance for Credit Losses: Our allowance for credit losses increased by $2.1 billion to $15.3 billion and our allowance coverage ratio increased by 53 bps to 4.77% as of December 31, 2023 compared to December 31, 2022.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2023 and 2022. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

54	Capital One Financial Corporation (COF)

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2023, 2022 and 2021 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2023			2022			2021
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$141,675	$26,267	18.54%	$121,055	$19,626	16.21%	$106,016	$15,474	14.60%
Consumer banking	77,514	6,041	7.79	80,511	5,782	7.18	73,874	5,804	7.86
Commercial banking(3)	92,984	6,363	6.84	92,273	3,702	4.01	77,438	2,119	2.74
Other(4)	—	(1,261)	**	—	(200)	**	—	866	**
Total loans, including loans held for sale	312,173	37,410	11.98	293,839	28,910	9.84	257,328	24,263	9.43
Investment securities	89,105	2,550	2.86	90,608	1,884	2.08	98,394	1,446	1.47
Cash equivalents and other interest-earning assets	39,960	1,978	4.95	22,199	443	2.00	33,614	60	0.18
Total interest-earning assets	441,238	41,938	9.50	406,646	31,237	7.68	389,336	25,769	6.62
Cash and due from banks	3,869			5,054			5,281
Allowance for credit losses	(14,290)			(11,620)			(13,354)
Premises and equipment, net	4,373			4,265			4,257
Other assets	32,617			36,193			39,001
Total assets	$467,807			$440,538			$424,521
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$313,737	$9,489	3.02%	$277,208	$2,535	0.91%	$271,500	$956	0.35%
Securitized debt obligations	17,675	959	5.42	15,603	384	2.46	12,336	119	0.96
Senior and subordinated notes	31,109	2,204	7.08	29,286	1,074	3.67	25,530	488	1.91
Other borrowings and liabilities	2,394	45	1.89	7,800	130	1.67	2,261	35	1.57
Total interest-bearing liabilities	364,915	12,697	3.48	329,897	4,123	1.25	311,627	1,598	0.51
Non-interest-bearing deposits	29,817			36,343			34,897
Other liabilities	17,880			19,173			15,441
Total liabilities	412,612			385,413			361,965
Stockholders’ equity	55,195			55,125			62,556
Total liabilities and stockholders’ equity	$467,807			$440,538			$424,521
Net interest income/spread		$29,241	6.03		$27,114	6.43		$24,171	6.11
Impact of non-interest-bearing funding			0.60			0.24			0.10
Net interest margin			6.63%			6.67%			6.21%
__________
(1)Average yield is calculated based on interest income for the period divided by average loans during the period. Interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $2.2 billion in 2023, $1.9 billion in 2022 and $1.4 billion in 2021.
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

55	Capital One Financial Corporation (COF)

approximately $74 million in 2023, 2022 and 2021, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
**    Not meaningful.
Net interest income increased by $2.1 billion to $29.2 billion in 2023 compared to 2022 primarily driven by higher average loan balances in our credit card loan portfolio and higher asset yields, partially offset by higher funding costs.
Net interest margin decreased by 4 bps to 6.63% in 2023 compared to 2022 primarily driven by higher rates paid on interest-bearing deposits, partially offset by higher asset yields and growth in our credit card loan portfolio.
Our cumulative deposit beta increased to 60% as of December 31, 2023, from 35% as of December 31, 2022 primarily driven by product mix shifts toward higher rate products, deposit pricing lags catching up to earlier increases in market interest rates and competition. We define cumulative deposit beta as the ratio of changes in the rate paid on our interest-bearing deposits to the increases in the upper limit of the federal funds rate during the current rising interest rate cycle.
Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2023 vs. 2022			2022 vs. 2021
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$6,641	$3,584	$3,057	$4,152	$2,324	$1,828
Consumer banking	259	(215)	474	(22)	477	(499)
Commercial banking(2)	2,661	29	2,632	1,583	454	1,129
Other(3)	(1,061)	—	(1,061)	(1,066)	—	(1,066)
Total loans, including loans held for sale	8,500	3,398	5,102	4,647	3,255	1,392
Investment securities	666	(31)	697	438	(115)	553
Cash equivalents and other interest-earning assets	1,535	476	1,059	383	(20)	403
Total interest income	10,701	3,843	6,858	5,468	3,120	2,348
Interest expense:
Interest-bearing deposits	6,954	371	6,583	1,579	20	1,559
Securitized debt obligations	575	56	519	265	37	228
Senior and subordinated notes	1,130	71	1,059	586	80	506
Other borrowings and liabilities	(85)	(90)	5	95	92	3
Total interest expense	8,574	408	8,166	2,525	229	2,296
Net interest income	$2,127	$3,435	$(1,308)	$2,943	$2,891	$52
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

56	Capital One Financial Corporation (COF)

Non-Interest Income
Table 3 displays the components of non-interest income for 2023, 2022 and 2021.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Interchange fees, net	$4,793	$4,606	$3,860
Service charges and other customer-related fees	1,667	1,625	1,578
Net securities gains (losses)	(34)	(9)	2
Other(1)(2)	1,120	914	824
Total non-interest income	$7,546	$7,136	$6,264
________
(1)Primarily consists of revenue from treasury and other investment income, Capital One Shopping, our credit card partnership agreements and commercial mortgage banking revenue.
(2)Includes gains of $86 million, losses of $78 million and gains of $69 million on deferred compensation plan investments for 2023, 2022 and 2021, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $410 million to $7.5 billion in 2023 compared to 2022, primarily driven by higher treasury income due to higher interest rates and higher net interchange fees due to an increase in purchase volume.

Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $10.4 billion in 2023, $5.8 billion in 2022 and $(1.9) billion in 2021.
Our provision for credit losses increased by $4.6 billion to $10.4 billion in 2023 compared to 2022 primarily driven by growth and continued credit normalization in our domestic credit card loan portfolio.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Item 8. Financial Statements and Supplementary Data—Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

57	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 4 displays the components of non-interest expense for 2023, 2022 and 2021.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating Expense:
Salaries and associate benefits(1)	$9,302	$8,425	$7,421
Occupancy and equipment	2,160	2,050	2,003
Professional services	1,268	1,807	1,440
Communications and data processing	1,383	1,379	1,262
Amortization of intangibles	82	70	29
Other non-interest expense:
Bankcard, regulatory and other fee assessments	548	264	199
Collections	353	331	360
Other	1,211	820	985
Total other non-interest expense	2,112	1,415	1,544
Total operating expense	$16,307	$15,146	$13,699
Marketing	4,009	4,017	2,871
Total non-interest expense	$20,316	$19,163	$16,570
_________
(1)Includes expenses of $86 million, a benefit of $78 million and expenses of $69 million related to our deferred compensation plan for 2023, 2022 and 2021, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $1.2 billion to $20.3 billion in the year ended 2023 compared to 2022, primarily driven by increased salaries and associate benefits, the $289 million FDIC special assessment related to certain regional bank failures and the absence of $177 million insurance recoveries net of legal reserve activity received in 2022, partially offset by lower professional services.

58	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax provision of $1.2 billion (19.2% effective income tax rate), $1.9 billion (20.3% effective income tax rate) and $3.4 billion (21.6% effective income tax rate) in 2023, 2022 and 2021, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective income tax rate in 2023 decreased by 1.1% compared to 2022. We recorded discrete tax expense of $6 million in 2023 and discrete tax benefits of $71 million and $66 million in 2022 and 2021, respectively.
We provide additional information on items affecting our income taxes and effective tax rate in “Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes.”

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $23.2 billion to $478.5 billion as of December 31, 2023 from December 31, 2022 primarily driven by increases in our cash balances as we continue to hold elevated levels of liquidity given the market volatility and growth in our credit card loan portfolio.
Total liabilities increased by $17.7 billion to $420.4 billion as of December 31, 2023 from December 31, 2022 primarily driven by deposit growth due to our national consumer banking strategy, which includes our national brand and marketing strategy, cafés, and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
Stockholders’ equity increased by $5.5 billion to $58.1 billion as of December 31, 2023 from December 31, 2022 primarily driven by net income of $4.9 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during 2023. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both December 31, 2023 and 2022.
The fair value of our available for sale securities portfolio increased by $2.2 billion to $79.1 billion as of December 31, 2023 from 2022 primarily driven by increases in fair value due to decreases in interest rates and net purchases. See “Item 8. Financial Statements and Supplementary Data—Note 2—Investment Securities” for more information.

59	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 5 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of December 31, 2023 and 2022.
Table 5: Loans Held for Investment

	December 31, 2023			December 31, 2022
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$154,547	$(11,709)	$142,838	$137,730	$(9,545)	$128,185
Consumer Banking	75,437	(2,042)	73,395	79,925	(2,237)	77,688
Commercial Banking	90,488	(1,545)	88,943	94,676	(1,458)	93,218
Total	$320,472	$(15,296)	$305,176	$312,331	$(13,240)	$299,091
Loans held for investment increased by $8.1 billion to $320.5 billion as of December 31, 2023 compared to December 31, 2022 primarily driven by growth in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Item 8. Financial Statements and Supplementary Data—Note 3—Loans.”
Funding Sources
Our primary source of funding comes from insured retail deposits, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase, and Federal Home Loan Banks (“FHLB”) advances secured by certain portions of our loan and securities portfolios.
Table 6 provides the composition of our primary sources of funding as of December 31, 2023 and 2022.
Table 6: Funding Sources Composition

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$296,171	74%	$270,592	71%
Commercial Banking	32,712	8	40,808	11
Other(1)	19,530	5	21,592	6
Total deposits	348,413	87	332,992	88
Securitized debt obligations	18,043	5	16,973	4
Other debt	31,813	8	31,742	8
Total funding sources	$398,269	100%	$381,707	100%
__________
(1)Includes brokered deposits of $18.5 billion and $20.6 billion as of December 31, 2023 and 2022, respectively.
Total deposits increased by $15.4 billion to $348.4 billion as of December 31, 2023 from December 31, 2022 primarily driven by our national banking strategy, which includes our national brand and marketing strategy, cafés, and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
As of December 31, 2023 and 2022, we held $64.2 billion and $80.7 billion, respectively, of estimated uninsured deposits excluding any intercompany balances. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 18% and 24% of our total deposits as of December 31, 2023 and 2022, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies.

60	Capital One Financial Corporation (COF)

Securitized debt obligations increased by $1.1 billion to $18.0 billion as of December 31, 2023 from December 31, 2022 primarily driven by net issuances in our credit card and auto securitization programs.
Other debt remained substantially flat at $31.8 billion as of December 31, 2023 compared to December 31, 2022.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Item 8. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $7.9 billion as of December 31, 2023, an increase of $280 million from December 31, 2022. The increase in our net deferred tax assets was primarily driven by an increase in our allowance for credit losses, partially offset by an increase in fair value of our available for sale securities and derivatives in 2023.
Our recorded valuation allowance balances were $496 million and $446 million as of December 31, 2023 and 2022, respectively. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “Consolidated Results of Operations” and “Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Item 8. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and “Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”

61	Capital One Financial Corporation (COF)

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate.
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
We summarize our business segment results for the years ended December 31, 2023, 2022 and 2021 and provide a comparative discussion of these results for 2023 and 2022, as well as changes in our financial condition and credit performance metrics as of December 31, 2023 compared to December 31, 2022. We provide a reconciliation of our total business segment results to our reported consolidated results in “Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers.”

62	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 7 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the years ended December 31, 2023, 2022 and 2021. We provide information on the allocation methodologies used to derive our business segment results in “Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers.”
Table 7: Business Segment Results

	Year Ended December 31,
	2023				2022				2021
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$25,669	70%	$3,457	71%	$22,355	65%	$4,927	67%	$18,880	62%	$7,758	63%
Consumer Banking	9,302	25	2,258	46	9,434	28	2,250	31	9,002	29	3,676	30
Commercial Banking(3)	3,520	10	691	14	3,590	10	843	11	3,301	11	1,532	12
Other(3)	(1,704)	(5)	(1,519)	(31)	(1,129)	(3)	(660)	(9)	(748)	(2)	(572)	(5)
Total	$36,787	100%	$4,887	100%	$34,250	100%	$7,360	100%	$30,435	100%	$12,394	100%
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

63	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $3.5 billion, $4.9 billion and $7.8 billion in 2023, 2022 and 2021, respectively.
Table 8 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 8: Credit Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selected income statement data:
Net interest income	$19,729	$16,584	$14,074	19%	18%
Non-interest income	5,940	5,771	4,806	3	20
Total net revenue(1)	25,669	22,355	18,880	15	18
Provision (benefit) for credit losses	8,651	4,265	(902)	103	**
Non-interest expense	12,490	11,627	9,621	7	21
Income from continuing operations before income taxes	4,528	6,463	10,161	(30)	(36)
Income tax provision	1,071	1,536	2,403	(30)	(36)
Income from continuing operations, net of tax	$3,457	$4,927	$7,758	(30)	(36)
Selected performance metrics:
Average loans held for investment	$141,572	$120,392	$102,731	18	17
Average yield on loans(2)	18.54%	16.21%	14.60%	233bps	161bps
Total net revenue margin(3)	18.12	18.47	17.81	(35)	66
Net charge-offs	$6,472	$3,048	$1,956	112%	56%
Net charge-off rate	4.57%	2.53%	1.90%	204bps	63bps
Purchase volume	$620,290	$587,283	$527,605	6%	11%

(Dollars in millions, except as noted)	December 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$154,547	$137,730	12%
30+ day performing delinquency rate	4.61%	3.46%	115bps
30+ day delinquency rate	4.62	3.46	116
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$11,709	$9,545	23%
Allowance coverage ratio	7.58%	6.93%	65bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $1.9 billion, $946 million and $629 million in 2023, 2022 and 2021, respectively, for finance charges and fees charged-off as uncollectible.
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
**    Not meaningful.

64	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for 2023 compared to 2022, and changes in financial condition and credit performance between December 31, 2023 and 2022 include the following:
•Net Interest Income: Net interest income increased by $3.1 billion to $19.7 billion in 2023 primarily driven by higher average loan balances and margins.
•Non-Interest Income: Non-interest income increased by $169 million to $5.9 billion in 2023 due to higher net interchange fees due to an increase in purchase volume and gains on our deferred compensation plan investments, partially offset by the absence of a $192 million gain on the sale of partnership loan portfolios in 2022.
•Provision for Credit Losses: Provision for credit losses increased by $4.4 billion to $8.7 billion in 2023 primarily driven by loan growth and continued credit normalization.
•Non-Interest Expense: Non-interest expense increased by $863 million to $12.5 billion in 2023 primarily driven by increased operating expenses, including salaries and associate benefits.
Loans Held for Investment:
•Period-end loans held for investment increased by $16.8 billion to $154.5 billion as of December 31, 2023 from December 31, 2022 driven by growth across our portfolio.

•Average loans held for investment increased by $21.2 billion to $141.6 billion in 2023 compared to 2022 driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 204 bps to 4.57% in 2023 compared to 2022 primarily driven by higher net charge-offs in our domestic credit card loan portfolio.

•The 30+ day delinquency rate increased by 116 bps to 4.62% as of December 31, 2023 from December 31, 2022 primarily driven by higher delinquency inventories.

65	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $3.3 billion, $4.7 billion and $7.3 billion in 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 8.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 8.1: Domestic Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selected income statement data:
Net interest income	$18,610	$15,616	$12,916	19%	21%
Non-interest income	5,672	5,363	4,532	6	18
Total net revenue(1)	24,282	20,979	17,448	16	20
Provision (benefit) for credit losses	8,268	4,020	(868)	106	**
Non-interest expense	11,648	10,827	8,712	8	24
Income from continuing operations before income taxes	4,366	6,132	9,604	(29)	(36)
Income tax provision	1,030	1,453	2,266	(29)	(36)
Income from continuing operations, net of tax	$3,336	$4,679	$7,338	(29)	(36)
Selected performance metrics:
Average loans held for investment	$135,213	$114,506	$95,818	18	20
Average yield on loans(2)	18.46%	16.07%	14.49%	239bps	158	bps
Total net revenue margin(3)	17.94	18.28	17.85	(34)	43
Net charge-offs	$6,164	$2,833	$1,820	118%	56%
Net charge-off rate	4.56%	2.47%	1.90%	209bps	57	bps
Purchase volume	$605,664	$568,752	$487,297	6%	17%

(Dollars in millions, except as noted)	December 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment	$147,666	$131,581	12%
30+ day performing delinquency rate	4.61%	3.43%	118bps
Allowance for credit losses	$11,261	$9,165	23%
Allowance coverage ratio	7.63%	6.97%	66bps
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
**    Not meaningful
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in 2023 compared to 2022 primarily driven by:
•Higher provision for credit losses primarily driven by loan growth and continued credit normalization.

66	Capital One Financial Corporation (COF)

•Higher non-interest expense primarily driven by increased operating expenses, including salaries and associate benefits.
These drivers were partially offset by:
•Higher net interest income primarily driven by higher average loan balances and margins.
•Higher non-interest income primarily driven by higher net interchange fees due to an increase in purchase volume and gains on our deferred compensation plan investments.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $2.3 billion in both 2023 and 2022 and $3.7 billion in 2021.

67	Capital One Financial Corporation (COF)

Table 9 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.
Table 9: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selected income statement data:
Net interest income	$8,713	$8,965	$8,448	(3)%	6%
Non-interest income	589	469	554	26	(15)
Total net revenue	9,302	9,434	9,002	(1)	5
Provision (benefit) for credit losses	1,169	1,173	(521)	—	**
Non-interest expense	5,178	5,312	4,711	(3)	13
Income from continuing operations before income taxes	2,955	2,949	4,812	—	(39)
Income tax provision	697	699	1,136	—	(38)
Income from continuing operations, net of tax	$2,258	$2,250	$3,676	—	(39)
Selected performance metrics:
Average loans held for investment:
Auto	$76,067	$78,772	$71,108	(3)	11
Retail banking	1,446	1,663	2,765	(13)	(40)
Total consumer banking	$77,513	$80,435	$73,873	(4)	9
Average yield on loans held for investment(1)	7.79%	7.19%	7.86%	60bps	(67)	bps
Average deposits	$285,880	$257,089	$251,676	11%	2%
Average deposits interest rate	2.59%	0.72%	0.32%	187bps	40	bps
Net charge-offs	$1,364	$854	$276	60%	**
Net charge-off rate	1.76%	1.06%	0.37%	70bps	69	bps
Auto loan originations	$26,980	$36,965	$43,083	(27)%	(14)%

(Dollars in millions, except as noted)	December 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Auto	$74,075	$78,373	(5)%
Retail banking	1,362	1,552	(12)
Total consumer banking	$75,437	$79,925	(6)
30+ day performing delinquency rate	6.25%	5.53%	72bps
30+ day delinquency rate	7.08	6.18	90
Nonperforming loan rate	1.00	0.79	21
Nonperforming asset rate(2)	1.09	0.87	22
Allowance for credit losses	$2,042	$2,237	(9)%
Allowance coverage ratio	2.71%	2.80%	(9)bps
Deposits	$296,171	$270,592	9%
_________
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
**    Not meaningful.

68	Capital One Financial Corporation (COF)

Key factors affecting the results of our Consumer Banking business for 2023 compared to 2022, and changes in financial condition and credit performance between December 31, 2023 and 2022 include the following:
•Net Interest Income: Net interest income decreased by $252 million to $8.7 billion in 2023 primarily driven by lower margins in our retail banking and auto businesses and lower average loan balances in our auto business, partially offset by higher deposits in our retail banking business.
•Non-Interest Income: Non-interest income increased by $120 million to $589 million in 2023 primarily driven by higher interchange fees from an increase in debit card purchase volume and gains on our deferred compensation plan investments.
•Provision for Credit Losses: Provision for credit losses remained substantially flat at $1.2 billion in 2023.
•Non-Interest Expense: Non-interest expense decreased by $134 million to $5.2 billion in 2023 primarily driven by a lower level of auto originations.
Loans Held for Investment:
•Period-end loans held for investment decreased by $4.5 billion to $75.4 billion as of December 31, 2023 from December 31, 2022 primarily driven by customer payments outpacing new originations in auto.
•Average loans held for investment decreased by $2.9 billion to $77.5 billion in 2023 compared to 2022 primarily driven by lower auto loan originations.
Deposits:
•Period-end deposits increased by $25.6 billion to $296.2 billion as of December 31, 2023 from December 31, 2022 primarily driven by our national banking strategy, which includes our national brand and marketing strategy, cafés, and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 70 bps to 1.76% in 2023 compared to 2022 primarily driven by higher net charge-offs in our auto loan portfolio.
•The 30+ day delinquency rate increased by 90 bps to 7.08% as of December 31, 2023 compared to December 31, 2022 primarily driven by higher auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $691 million, $843 million and $1.5 billion in 2023, 2022 and 2021, respectively.

69	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 10: Commercial Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selected income statement data:
Net interest income	$2,518	$2,461	$2,153	2%	14%
Non-interest income	1,002	1,129	1,148	(11)	(2)
Total net revenue(1)	3,520	3,590	3,301	(2)	9
Provision (benefit) for credit losses(2)	605	415	(519)	46	**
Non-interest expense	2,011	2,070	1,815	(3)	14
Income from continuing operations before income taxes	904	1,105	2,005	(18)	(45)
Income tax provision	213	262	473	(19)	(45)
Income from continuing operations, net of tax	$691	$843	$1,532	(18)	(45)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$36,448	$36,639	$30,980	(1)	18
Commercial and industrial	56,008	54,772	45,146	2	21
Total commercial banking	$92,456	$91,411	$76,126	1	20
Average yield on loans held for investment(1)(3)	6.86%	4.02%	2.74%	284bps	128bps
Average deposits	$37,411	$42,018	$42,350	(11)%	(1)%
Average deposits interest rate	2.68%	0.73%	0.14%	195bps	59bps
Net charge-offs	$578	$71	$2	**	**
Net charge-off (recovery) rate	0.62%	0.08%	—	54bps	8bps

(Dollars in millions, except as noted)	December 31, 2023	December 31, 2022	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$34,446	$37,453	(8)%
Commercial and industrial	56,042	57,223	(2)
Total commercial banking	$90,488	$94,676	(4)
Nonperforming loan rate	0.84%	0.74%	10bps
Nonperforming asset rate(4)	0.84	0.74	10
Allowance for credit losses(2)	$1,545	$1,458	6%
Allowance coverage ratio	1.71%	1.54%	17bps
Deposits	$32,712	$40,808	(20)%
Loans serviced for others	52,341	51,918	1
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $158 million $218 million and $165 million as of December 31, 2023, 2022 and 2021, respectively.
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
**    Not meaningful.

70	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for 2023 compared to 2022, and changes in financial condition and credit performance between December 31, 2023 and 2022 include the following:
•Net Interest Income: Net interest income remained substantially flat at $2.5 billion in 2023 compared to 2022.
•Non-Interest Income: Non-interest income decreased by $127 million to $1.0 billion in 2023 primarily driven by lower activity in our multifamily agency lending business.
•Provision for Credit Losses: Provision for credit losses increased by $190 million to $605 million in 2023 primarily driven by our office real estate portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $2.0 billion in 2023 compared to 2022.
Loans Held for Investment:
•Period-end loans held for investment decreased by $4.2 billion to $90.5 billion as of December 31, 2023 from December 31, 2022 primarily driven by customer payments outpacing originations.
•Average loans held for investment increased by $1.0 billion to $92.5 billion in 2023 compared to 2022 primarily driven by growth across our loan portfolio.
Deposits:
•Period-end deposits decreased by $8.1 billion to $32.7 billion as of December 31, 2023 from December 31, 2022 primarily driven by intentional reduction in lower margin deposit balances.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 54 bps to 0.62% in 2023 primarily driven by higher charge-offs in our office real estate portfolio.
•The nonperforming loan rate increased by 10 bps to 0.84% as of December 31, 2023 compared to December 31, 2022 primarily driven by credit deterioration in our office real estate portfolio.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

71	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Other category for the periods indicated.
Table 11: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selected income statement data:
Net interest loss	$(1,719)	$(896)	$(504)	92%	78%
Non-interest income (loss)	15	(233)	(244)	**	(5)
Total net loss(1)	(1,704)	(1,129)	(748)	51	51
Provision (benefit) for credit losses	1	(6)	(2)	**	**
Non-interest expense	637	154	423	**	(64)
Loss from continuing operations before income taxes	(2,342)	(1,277)	(1,169)	83	9
Income tax benefit	(823)	(617)	(597)	33	3
Loss from continuing operations, net of tax	$(1,519)	$(660)	$(572)	130	15
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations increased by $859 million to a loss of $1.5 billion in 2023 compared to 2022 primarily driven by higher funding costs and increased non-interest expense largely driven by the $289 million FDIC special assessment charge recognized in the fourth quarter of 2023, partially offset by higher treasury income in non-interest income driven by higher market interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.

72	Capital One Financial Corporation (COF)

Loan Loss Reserves
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment portfolios as of each balance sheet date. We also reserve for the uncollectible portion of finance charges and fees related to credit card loan receivables in the allowance for credit losses consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. We build our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses, which is driven by charge-offs, changes in the allowance for credit losses and changes in the reserve for unfunded lending commitments. The allowance for credit losses was $15.3 billion as of December 31, 2023, compared to $13.2 billion as of December 31, 2022.

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
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Significant management judgment is required to determine the relevant information and estimation methods used to arrive at our best estimate of lifetime credit losses. Establishing the allowance on a quarterly basis involves evaluating and forecasting both credit and macroeconomic variables. The macroeconomic forecast used to inform both quantitative and qualitative components of our allowance for credit losses estimate is sensitive to certain variables, such as the U.S. Unemployment Rate, and the U.S. Real Gross Domestic Product (“U.S. Real GDP”) Growth Rate assumptions. Our December 31, 2023 allowance assumes that the quarterly average U.S. unemployment rate gradually increases to approximately 4.4% by the fourth quarter of 2024 and annual U.S. Real GDP increases 1.0% in 2024.
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
We have model policies, established by an independent Model Risk Office, which govern the validation of models and related supporting documentation to ensure the appropriate use of models for estimating credit losses. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
In addition to the allowance for credit losses, on a quarterly basis, we review and assess our estimate of expected losses related to unfunded lending commitments that are not unconditionally cancellable which are generally in our Commercial Banking business. The factors impacting our assessment generally align with those considered in our evaluation of the allowance for credit losses for the Commercial Banking business. The reserve for losses on unfunded lending commitments is included in other liabilities on our consolidated balance sheets and changes to it are recorded through the provision for credit losses in our consolidated statements of income.

73	Capital One Financial Corporation (COF)

Although we examine a variety of externally available data, as well as our internal loan performance data, to determine our allowance for credit losses and reserve for unfunded lending commitments, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance as well as economic forecasts that may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses for each of our loan portfolio segments in “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.” We provide information on the components of our allowance, disaggregated by operating segment, and changes in our allowance in “Item 8. Financial Statements and Supplementary Data—Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.”
Goodwill
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $15.1 billion and $14.8 billion as of December 31, 2023 and 2022, respectively. We did not recognize any goodwill impairment in 2023 or 2022. See “Item 8. Financial Statements and Supplementary Data—Note 6—Goodwill and Other Intangible Assets” for additional information.
We perform our goodwill impairment test annually on October 1 at a reporting unit level. We are also required to test goodwill for impairment whenever events or circumstances indicate it is more-likely-than-not that an impairment may have occurred. An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. We have four reporting units: Credit Card, Auto Finance, Other Consumer Banking, and Commercial Banking.
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements, economic capital requirements and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Consolidated stockholder’s equity in excess of the sum of all reporting units capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and the Other category and assumed to be distributed to equity holders in future periods.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculate the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a form of the income approach. This DCF calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF calculation requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values are then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. Discount rates used for our reporting units ranged from 8.3% to 12.4%, and we applied a terminal year long-term growth rate of 3.8% to all reporting units. The reasonableness of our DCF calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The usefulness of market data is inherently limited due to the size and scope of our operations compared to most peer institutions and recent market transactions. The results of the 2023 annual impairment test indicated that the estimated fair values of the reporting units exceeded their carrying amounts by between 12% and 121%. We also compare the aggregate fair values of our reporting units to our market capitalization. Our assessment considers the level of premium expected to assume control of the Company in a market transaction including anticipated cost savings and other synergies that would be realized in a hypothetical transaction.
The results of the 2023 annual goodwill impairment test for our Commercial Banking reporting unit concluded that, while the estimated fair value of this reporting unit exceeded its carrying amount, the percentage by which the estimated fair value of this reporting unit exceeded its carrying amount had decreased to 12% from 17% in the 2022 annual impairment test. The assumptions leveraged in the valuation of each reporting unit, including the Commercial Banking reporting unit, and the related risk of changes in those assumptions are described further below.
Assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses,

74	Capital One Financial Corporation (COF)

deterioration in a significant loan portfolio, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, an increase in disposition activity, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period. We perform sensitivity analyses around certain assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
Level 3: Valuation is generated from techniques that use significant assumptions not observable in the market. Valuation techniques include pricing models, DCF methodologies or similar techniques.
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
Significant judgment may be required to determine whether certain financial instruments measured at fair value are classified as Level 2 or Level 3. In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Item 8. Financial Statements and Supplementary Data—Note 16—Fair Value Measurement.”
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

75	Capital One Financial Corporation (COF)

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
We have model policies, established by an independent Model Risk Office, which govern the validation of models and related supporting documentation to ensure the appropriate use of models for pricing and fair value measurements. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer and includes other members of senior management. There were no disputes escalated to the VAC for the years ended December 31, 2023 and 2022.
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
We use financial models to estimate ultimate redemption rates of rewards earned by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the vast majority of all rewards earned will eventually be redeemed. We use the weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including changes related to the mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. While the rewards liability is sensitive to changes in assumptions for redemption rates and costs and involves management judgment, we believe portfolio characteristics and historical performance are the best indication of future reward redemption behavior and are the primary basis for our estimate. We recognized customer rewards expense of $8.2 billion, $7.6 billion and $6.4 billion in 2023, 2022 and 2021, respectively. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $7.4 billion and $6.8 billion as of December 31, 2023 and 2022, respectively.
We have a governance framework supported by processes and controls that are intended to ensure that our rewards liability estimate is appropriate and reliable. Our governance framework provides for oversight of assumptions, inputs, methods, process controls and results. Additional controls are performed to ensure all underlying data used to derive the rewards liability is complete and accurate.

76	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2023

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Disclosures Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	Requires entities to provide additional information in the income tax rate reconciliation and make additional disclosures about income taxes paid.	Effective January 1, 2025, with early adoption permitted, using either the prospective or retrospective transition method.

We plan to adopt this standard on its effective date using a prospective transition method. We expect such adoption to result in additional information being included in our income tax footnote and consolidated statements of cash flows.
Segment Reporting Disclosures ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023	Requires disclosure of incremental segment information on an annual and interim basis.	Effective for annual periods ending December 31, 2024 and interim periods within fiscal years beginning January 1, 2025, with early adoption permitted, using a retrospective transition method.

We plan to adopt this standard on its effective date using a retrospective transition method. Such adoption may result in additional information being included in our business segment footnote.

Tax Credit Investments
ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method

Issued March 2023

Permits entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain criteria are met. Previously, only Low-Income Housing Tax Credit investments were eligible for application of the proportional amortization method.

This standard became effective on January 1, 2024.

We adopted this guidance in the first quarter of 2024 using a modified retrospective method. Adoption of this standard will not have a material impact on our consolidated financial statements.

See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on the accounting standards we adopted in 2023.

77	Capital One Financial Corporation (COF)

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
Basel III and U.S. Capital Rules
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
We have elected to exclude certain elements of AOCI from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation—Basel III Finalization Proposal.”
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

78	Capital One Financial Corporation (COF)

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
The Stress Capital Buffer Rule does not apply to the Bank. Pursuant to the OCC’s capital regulations, which are only applicable to the Bank, the capital conservation buffer for the Bank continues to be fixed at 2.5%. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of December 31, 2023 and 2022, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 50% of this amount as of December 31, 2023. The remaining $1.2 billion will be phased in on January 1, 2024 and 2025 at $600 million per year. As of December 31, 2023, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 12.9% and would have been 12.6% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with

79	Capital One Financial Corporation (COF)

aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2023, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation.”
Table 12 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of December 31, 2023 and 2022.
Table 12: Capital Ratios Under Basel III(1)

	December 31, 2023			December 31, 2022
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	12.9%	4.5%	N/A	12.5%	4.5%	N/A
Tier 1 capital(3)	14.2	6.0	6.0%	13.9	6.0	6.0%
Total capital(4)	16.0	8.0	10.0	15.8	8.0	10.0
Tier 1 leverage(5)	11.2	4.0	N/A	11.1	4.0	N/A
Supplementary leverage(6)	9.6	3.0	N/A	9.5	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	13.1	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(3)	13.1	6.0	8.0	13.1	6.0	8.0
Total capital(4)	14.3	8.0	10.0	14.4	8.0	10.0
Tier 1 leverage(5)	10.3	4.0	5.0	10.5	4.0	5.0
Supplementary leverage(6)	8.8	3.0	N/A	9.0	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)CET1 capital ratio is a regulatory capital measure calculated based on CET1 capital divided by risk-weighted assets.
(3)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(5)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(6)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure

80	Capital One Financial Corporation (COF)

Table 13 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of December 31, 2023 and 2022.
Table 13: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2023	December 31, 2022
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$62,710	$59,450
Adjustments and deductions:
AOCI, net of tax(1)	27	(17)
Goodwill, net of related deferred tax liabilities	(14,811)	(14,540)
Other intangible and deferred tax assets, net of deferred tax liabilities	(311)	(162)
Common equity Tier 1 capital	47,615	44,731
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	52,460	49,576
Tier 2 capital instruments	1,936	2,585
Qualifying allowance for credit losses	4,728	4,553
Tier 2 capital	6,664	7,138
Total capital	$59,124	$56,714

Regulatory capital metrics
Risk-weighted assets	$369,206	$357,920
Adjusted average assets(2)	467,553	444,704
Total leverage exposure(3)	546,909	522,136
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
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the fourth quarter of 2023 and $600 million of shares of our common stock during the year ended 2023.
On July 27, 2023, the Federal Reserve announced individual stress capital buffer requirements for all large banking institutions, including the Company. The Company’s final stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 is 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation.”

81	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
For the year ended December 31, 2023, we declared and paid common stock dividends of $935 million, or $2.40 per share, and preferred stock dividends of $228 million. Pursuant to the terms of the Merger Agreement, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter until the Transaction is closed.
The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2023.
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
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of December 31, 2023, funds available for dividend payments from the Bank were $5.2 billion. There can be no assurance that we will declare and pay any dividends to stockholders.
We repurchased $150 million of shares of our common stock during the fourth quarter of 2023 and $600 million of shares of our common stock during the year ended 2023. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing,” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Unregistered Sales of Equity Securities and Use of Proceeds” and “Part I—Item 1. Business—Supervision and Regulation—Funding and Dividends from Subsidiaries.”

82	Capital One Financial Corporation (COF)

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

83	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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

84	Capital One Financial Corporation (COF)

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
Aggregation, Reporting and Escalation
Risk aggregation supports strategic decision making and risk management practices through collectively reporting risks across different levels of the Company and providing a comprehensive view of performance against risk appetite. Our risk aggregation processes are designed to aggregate risk information from lower levels of the business hierarchy to high levels and to aggregate risk information to determine material risk themes.
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
Risk Data and Enabling Technology
Risk data and technology provides the basis for risk reporting and is used in decision making and to monitor and review changes to our risk profile. There are core Governance, Risk Management and Compliance systems which are used as the system of record for risks, controls, issues and events for our risk categories and supports the analysis, aggregation and reporting capabilities across the categories.

85	Capital One Financial Corporation (COF)

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

86	Capital One Financial Corporation (COF)

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
The Chief Credit and Financial Risk Officer, in conjunction with the Chief Credit Officers, is responsible for establishing credit risk policies and procedures, including underwriting and hold guidelines and credit approval authority, and monitoring credit exposure and performance of our lending related transactions. Our Chief Credit Officers are responsible for evaluating the risk implications of credit strategy and the oversight of credit for both the existing portfolio and any new credit investments. They also have formal approval authority for various types and levels of credit decisions, including individual commercial loan transactions. Division Presidents within each segment are responsible for managing the credit risk within their divisions and maintaining processes to control credit risk and comply with credit policies and guidelines. In addition, the Chief Credit and Financial Risk Officer establishes policies, delegates approval authority and monitors performance for non-loan credit exposure entered into with financial counterparties or through the purchase of credit sensitive securities in our investment portfolio.
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
Liquidity Risk Management
We recognize that liquidity risk is embedded within our day-to-day and strategic decisions. Liquidity is essential for banks to meet customer withdrawals, account for balance sheet changes, and provide funding for growth. We have acquired and built deposit gathering businesses and actively monitor our funding concentration. We manage our liquidity risk, which is driven by both internal and external factors, centrally and establish quantitative risk limits to continually assess our liquidity adequacy.
The Chief Credit and Financial Risk Officer, in conjunction with the Head of Liquidity, Market and Capital Risk Oversight, is responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation. Results are reported to the Asset Liability Committee monthly and to the Risk Committee no less than quarterly. We also continuously monitor market and economic conditions to evaluate emerging stress conditions and to develop appropriate action plans in accordance with our Contingency Funding Plan (“CFP”) and our Recovery Plan.
We use internal and regulatory stress testing and the evaluation of other balance sheet metrics within our Liquidity Framework to confirm we maintain a fortified balance sheet. We rely on a combination of stable and diversified funding sources, along with a stockpile of liquidity reserves, to effectively manage our liquidity risk. We maintain a sizable liquidity reserve of cash and cash equivalents, high-quality unencumbered securities and investment securities and certain loans that are either readily-marketable or pledgeable. We also continue to maintain access to secured and unsecured debt markets through regular issuance.
Market Risk Management
We recognize that interest rate and foreign exchange risk are present in our business due to the nature of our assets and liabilities. Market risk is inherent from the financial instruments associated with our business operations and activities including loans, deposits, securities, short-term borrowings, long-term debt and derivatives. We manage market risk exposure, which is

87	Capital One Financial Corporation (COF)

principally driven by balance sheet interest rate risk, centrally and establish quantitative risk limits to monitor and control our exposure.
The Chief Credit and Financial Risk Officer, in conjunction with the Head of Liquidity, Market, and Capital Risk Oversight, is responsible for the establishment of market risk management policies and standards for the governance and monitoring of market risk at a corporate level. The market risk position is calculated and analyzed against pre-established limits. We use industry accepted techniques to analyze and measure interest rate and foreign exchange risk and we perform sensitivity analysis to identify our risk exposures under a broad range of scenarios. Results are reported to the Asset Liability Committee monthly and to the Risk Committee no less than quarterly.
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
The Chief Operational Risk Officer, in collaboration with the CTRO, is responsible for establishing and overseeing our Operational Risk Management Program. The program establishes practices for assessing the operational risk profile and executing key control processes for operational risks. These risks include topics such as internal and external fraud, cyber and technology risk, data management, model risk, third-party management, and business continuity. Operational Risk Management and Technology Risk Management enforce these practices and delivers reporting of operational risk results to senior business leaders, the executive committee and the Board of Directors. For additional information on how we manage cybersecurity and technology risk, see “Part I—Item 1C. Cybersecurity” of this Report.
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
Strategic Risk Management
We recognize that strategic risk is present within our business and the Company’s strategy. We monitor risks for the impact on current or future earnings, capital growth or enterprise value arising from changes to the Company’s competitive and market positions, including as a result of evolving forces in the industry. Additionally, we monitor timely and effective responsiveness to these conditions, strategic decisions that impact the Company’s scale, market position or operating model and failure to appropriately consider implementation risks in the Company’s strategy. Potential areas of opportunity or risk inform the Company’s strategy, which is led by the Chief Executive Officer and other senior executives. The Chief Enterprise Risk Officer, in consultation with the Chief Credit and Financial Risk Officer, oversees the identification and assessment of risks associated with the Company’s strategy and the monitoring of these risks throughout the year.
Our Strategic Risk Management Policy, processes and controls encompass an ongoing assessment of risks associated with corporate or line of business specific strategies. These risks are managed through periodic reviews, along with regular updates to senior management and the Board.

88	Capital One Financial Corporation (COF)

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policies and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Item 8. Financial Statements and Supplementary Data—Note 2—Investment Securities” as well as credit risk related to derivative transactions in “Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”
Primary Loan Products
We provide a variety of lending products. Our primary loan products include credit cards, auto loans and commercial lending products.
•Credit cards: We originate both prime and subprime credit cards through a variety of channels. Our credit cards generally have variable interest rates. Credit card accounts are primarily underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria, which are customized for individual products and marketing programs, are established based on an analysis of the net present value of expected revenues, expenses and losses, subject to further analysis using a variety of stress conditions. Underwriting decisions are generally based on credit bureau information, including payment history, debt burden and credit scores, such as Fair Isaac Corporation (“FICO”) scores, and on other factors, such as applicant income. We maintain a credit card securitization program and selectively sell charged-off credit card loans.
•Auto: We originate both prime and subprime auto loans through a network of auto dealers and direct marketing. Our auto loans have fixed interest rates and loan terms of 75 months or less, but can go up to 84 months. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, and are subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated net disposable income, and credit bureau information including FICO scores, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We maintain an auto securitization program.
•Commercial: We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market commercial and industrial companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees, if any, and current market conditions. Although we generally retain the commercial loans we underwrite, we may syndicate positions for risk mitigation purposes, including bridge financing transactions we have underwritten. In addition, we originate and service multifamily commercial real estate loans which are sold to government-sponsored enterprises where we retain certain levels of residual risk after the loans are sold.

89	Capital One Financial Corporation (COF)

Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $854 million and $203 million as of December 31, 2023 and 2022, respectively.
Table 15 presents the composition of our portfolio of loans held for investment by portfolio segment as of December 31, 2023 and 2022.
Table 15: Portfolio Composition of Loans Held for Investment

	December 31, 2023		December 31, 2022
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$147,666	46.1%	$131,581	42.1%
International card businesses	6,881	2.1	6,149	2.0
Total credit card	154,547	48.2	137,730	44.1
Consumer Banking:
Auto	74,075	23.1	78,373	25.1
Retail banking	1,362	0.5	1,552	0.5
Total consumer banking	75,437	23.6	79,925	25.6
Commercial Banking:
Commercial and multifamily real estate	34,446	10.7	37,453	12.0
Commercial and industrial	56,042	17.5	57,223	18.3
Total commercial banking	90,488	28.2	94,676	30.3
Total loans held for investment	$320,472	100.0%	$312,331	100.0%

90	Capital One Financial Corporation (COF)

Table 16 presents the maturities of our loans held for investment portfolio as of December 31, 2023. Determinations of maturities are based on scheduled repayments. Due to the revolving nature of credit card loans, we report the majority of our credit card loans as due in one year or less.
Table 16: Loan Maturity Schedule

	December 31, 2023
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years to 15 Years	> 15 Years	Total
Fixed rate:
Credit card	$16,260	$290	—	—	$16,550
Consumer banking	17,594	53,485	$3,965	$55	75,099
Commercial banking	1,012	4,277	6,488	1,005	12,782
Total fixed-rate loans	34,866	58,052	10,453	1,060	104,431
Variable rate:
Credit card	137,997	—	—	—	137,997
Consumer banking	322	9	7	—	338
Commercial banking	12,181	55,724	9,782	19	77,706
Total variable-rate loans	150,500	55,733	9,789	19	216,041
Total loans	$185,366	$113,785	$20,242	$1,079	$320,472
Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of December 31, 2023 and 2022.
Table 17: Credit Card Portfolio by Geographic Region

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$15,167	9.8%	$13,707	10.0%
Texas	12,318	8.0	11,202	8.1
Florida	11,148	7.2	9,549	6.9
New York	9,578	6.2	8,366	6.1
Pennsylvania	5,824	3.8	5,425	3.9
Illinois	5,581	3.6	5,260	3.8
Ohio	4,845	3.1	4,662	3.4
New Jersey	4,702	3.0	4,243	3.1
Georgia	4,606	3.0	4,172	3.0
Michigan	4,144	2.7	3,920	2.8
Other	69,753	45.1	61,075	44.4
Total domestic credit card	147,666	95.5	131,581	95.5%
International card businesses:
United Kingdom	3,639	2.4	3,129	2.3
Canada	3,242	2.1	3,020	2.2
Total international card businesses	6,881	4.5	6,149	4.5
Total credit card	$154,547	100.0%	$137,730	100.0%

91	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of December 31, 2023 and 2022.
Table 18: Consumer Banking Portfolio by Geographic Region

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,020	11.9%	$9,586	12.0%
California	8,747	11.6	9,570	12.0
Florida	6,488	8.6	6,755	8.5
Pennsylvania	3,215	4.3	3,303	4.1
Ohio	3,130	4.1	3,143	3.9
Illinois	2,988	4.0	3,119	3.9
Georgia	2,971	3.9	3,243	4.1
New Jersey	2,626	3.5	2,742	3.4
Other	34,890	46.3	36,912	46.2
Total auto	74,075	98.2	78,373	98.1

Retail banking:
New York	417	0.6	477	0.6
Texas	297	0.4	333	0.4
Louisiana	234	0.3	283	0.3
New Jersey	94	0.1	122	0.2
Maryland	81	0.1	97	0.1
Virginia	54	0.1	67	0.1
Other	185	0.2	173	0.2
Total retail banking	1,362	1.8	1,552	1.9
Total consumer banking	$75,437	100.0%	$79,925	100.0%

92	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of December 31, 2023 and 2022.
Table 19: Commercial Real Estate Portfolio by Region

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$13,931	40.5%	$15,055	40.2%
South	7,073	20.5	8,706	23.2
Pacific West	5,342	15.5	5,902	15.7
Mid-Atlantic	4,138	12.0	3,129	8.4
Midwest	2,052	6.0	2,394	6.4
Mountain	1,910	5.5	2,267	6.1
Total	$34,446	100.0%	$37,453	100.0%
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
Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2023 and 2022. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2023	December 31, 2022
Industry Classification:(1)
Finance	31%	31%
Real Estate & Construction(2)	30	31
Government & Education	8	8
Health Care & Pharmaceuticals	6	5
Commercial Services	4	4
Technology, Telecommunications & Media	2	3
Oil, Gas & Pipelines	3	3
Other	16	15
Total	100%	100%
__________
(1)Beginning in the third quarter of 2023, we made reporting presentation changes to classify loans based on regulatory loan classifications rather than the North American Industry Classification System codes previously utilized. Prior period amounts presented have been reclassified to conform to the current period presentation.
(2)The funded balance for commercial office real estate held for investment totaled $2.3 billion, or 3% and $4.0 billion, or 4%, as of December 31, 2023 and 2022, respectively. Commercial office real estate exposure does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.

93	Capital One Financial Corporation (COF)

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2023 and 2022.
Table 21: Credit Score Distribution

(Percentage of portfolio)	December 31, 2023	December 31, 2022
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	68%	69%
660 or below	32	31
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	53%	53%
621 - 660	20	20
620 or below	27	27
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Item 8. Financial Statements and Supplementary Data—Note 3—Loans” for additional credit quality information and see “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings for each of our loan categories.
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

94	Capital One Financial Corporation (COF)

delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of December 31, 2023 and 2022.
Table 22: 30+ Day Delinquencies

	December 31, 2023				December 31, 2022
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,806	4.61%	$6,806	4.61%	$4,515	3.43%	$4,515	3.43%
International card businesses	321	4.67	329	4.77	248	4.03	254	4.13
Total credit card	7,127	4.61	7,135	4.62	4,763	3.46	4,769	3.46
Consumer Banking:
Auto	4,696	6.34	5,307	7.16	4,402	5.62	4,906	6.26
Retail banking	17	1.19	33	2.40	16	1.02	34	2.22
Total consumer banking	4,713	6.25	5,340	7.08	4,418	5.53	4,940	6.18
Commercial Banking:
Commercial and multifamily real estate	—	—	121	0.35	1	—	36	0.10
Commercial and industrial	55	0.10	181	0.32	78	0.14	281	0.49
Total commercial banking	55	0.06	302	0.33	79	0.08	317	0.33
Total	$11,895	3.71	$12,777	3.99	$9,260	2.96	$10,026	3.21
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Table 23 presents our 30+ day delinquent loans held for investment, by aging and geography, as of December 31, 2023 and 2022
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,367	1.68%	$4,666	1.50%
60 – 89 days	3,119	0.97	2,511	0.80
> 90 days	4,291	1.34	2,849	0.91
Total	$12,777	3.99%	$10,026	3.21%
Geographic region:
Domestic	$12,448	3.89%	$9,772	3.13%
International	329	0.10	254	0.08
Total	$12,777	3.99%	$10,026	3.21%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

95	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of December 31, 2023 and 2022. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,499	2.26%	$2,240	1.63%
Commercial banking	55	0.06	—	—
Total	$3,554	1.11	$2,240	0.72
Geographic region:
Domestic	$3,422	1.09	$2,135	0.70
International	132	1.91	105	1.71
Total	$3,554	1.11	$2,240	0.72
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2023 and 2022. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$9	0.13%	$9	0.14%
Total credit card	9	0.01	9	0.01
Consumer Banking:
Auto	712	0.96	595	0.76
Retail banking	46	3.36	39	2.49
Total consumer banking	758	1.00	634	0.79
Commercial Banking:
Commercial and multifamily real estate	425	1.23	271	0.72
Commercial and industrial	336	0.60	430	0.75
Total commercial banking	761	0.84	701	0.74
Total nonperforming loans held for investment(3)	1,528	0.48	1,344	0.43
Other nonperforming assets(4)	62	0.02	61	0.02
Total nonperforming assets	$1,590	0.50	$1,405	0.45
__________
(1)We recognized interest income for loans classified as nonperforming of $91 million and $66 million in 2023 and 2022, respectively.

96	Capital One Financial Corporation (COF)

(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.88% and 0.74% as of December 31, 2023 and 2022, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in 2023, 2022 and 2021.
Table 26: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2023		2022		2021
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,164	4.56%	$2,833	2.47%	$1,820	1.90%
International card businesses	308	4.84	215	3.65	136	1.96
Total credit card	6,472	4.57	3,048	2.53	1,956	1.90
Consumer Banking:
Auto	1,308	1.72	784	1.00	200	0.28
Retail banking	56	3.89	70	4.24	76	2.77
Total consumer banking	1,364	1.76	854	1.06	276	0.37
Commercial Banking:
Commercial and multifamily real estate	489	1.34	—	—	8	0.03
Commercial and industrial	89	0.16	71	0.13	(6)	(0.01)
Total commercial banking	578	0.62	71	0.08	2	—
Total net charge-offs	$8,414	2.70	$3,973	1.36	$2,234	0.88
Average loans held for investment	$311,541		$292,238		$252,730
__________
(1)Net charge-off rates are calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.

97	Capital One Financial Corporation (COF)

Financial Difficulty Modifications to Borrowers
We adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023. The ASU eliminates the accounting guidance for troubled debt restructurings (“TDR”) and establishes disclosure requirements for certain loan refinancing and restructurings for borrowers experiencing financial difficulty, which results in a more than insignificant impact to the timing or amount of contractual cash flows.
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
For additional information on accounting standards adopted during the year ended December 31, 2023, see Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.” For more information on FDMs in 2023 and TDRs in 2022, see Item 8. Financial Statements and Supplementary Data—Note 3—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

98	Capital One Financial Corporation (COF)

Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for 2023 and 2022, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$7,968	$377	$8,345	$1,852	$66	$1,918	$1,167	$11,430
Charge-offs	(4,004)	(358)	(4,362)	(1,525)	(89)	(1,614)	(88)	(6,064)
Recoveries(1)	1,171	143	1,314	741	19	760	17	2,091
Net charge-offs	(2,833)	(215)	(3,048)	(784)	(70)	(854)	(71)	(3,973)
Provision for credit losses	4,020	245	4,265	1,119	54	1,173	362	5,800
Allowance build (release) for credit losses	1,187	30	1,217	335	(16)	319	291	1,827
Other changes(2)	10	(27)	(17)	—	—	—	—	(17)
Balance as of December 31, 2022	9,165	380	9,545	2,187	50	2,237	1,458	13,240
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	—	—	—	—	—	—	165	165
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	53	53
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Combined allowance and reserve as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,676	$13,458
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(7,348)	(439)	(7,787)	(2,252)	(75)	(2,327)	(588)	(10,702)
Recoveries(1)	1,184	131	1,315	944	19	963	10	2,288
Net charge-offs	(6,164)	(308)	(6,472)	(1,308)	(56)	(1,364)	(578)	(8,414)
Provision for credit losses	8,268	383	8,651	1,123	46	1,169	665	10,485
Allowance build (release) for credit losses	2,104	75	2,179	(185)	(10)	(195)	87	2,071
Other changes(2)	32	16	48	—	—	—	—	48
Balance as of December 31, 2023	11,261	448	11,709	2,002	40	2,042	1,545	15,296
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	(60)	(60)
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Combined allowance and reserve as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,703	$15,454
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans and foreign currency translation adjustments. The initial allowance of PCD loans was $32 million and $10 million for the years ended December 31, 2023 and 2022, respectively.
(3)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
Allowance Coverage Ratios for Specified Loan Category
Our allowance for credit losses increased by $2.1 billion to $15.3 billion as of December 31, 2023 compared to 2022 and our allowance coverage ratio increased by 53 bps to 4.77% as of December 31, 2023 compared to 2022.
The ratio of the allowance for credit losses divided by total nonperforming loans held for investment of $1.5 billion and $1.3 billion as of December 31, 2023 and 2022, respectively, increased by 16% to 1,001% as of December 31, 2023 from 985% as of December 31, 2022. Excluding the impact of the allowance for credit losses related to Domestic Card of $11.3 billion and $9.2 billion as of December 31, 2023 and 2022, respectively, this ratio decreased by 39% to 264% as of December 31, 2023 from 303% as of December 31, 2022. The increase in the ratio for the allowance for credit losses divided by total

99	Capital One Financial Corporation (COF)

nonperforming loans was driven by an increase in our allowance for credit losses partially offset by an increase in nonperforming loans. The decrease in the ratio of allowance for credit losses divided by nonperforming loans excluding the impact of Domestic Card was driven by an increase in nonperforming loans.

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $120.7 billion and $106.6 billion as of December 31, 2023 and 2022, respectively, as shown in Table 28 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of December 31, 2023, we had available issuance capacity of $42.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of December 31, 2023, we had access to available contingent liquidity sources totaling $99.1 billion through pledged collateral, including a portion of the investment securities included in the liquidity reserve amount above, at the Federal Reserve Discount Window, the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”), FHLB and the Bank Term Funding Program (“BTFP”).
As of December 31, 2023 and 2022, our funding sources totaled $398.3 billion and $381.7 billion, respectively, primarily comprised of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 28 below presents the composition of our liquidity reserves as of December 31, 2023 and 2022.
Table 28: Liquidity Reserves

(Dollars in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$43,297	$30,856
Securities available for sale	79,117	76,919
FHLB borrowing capacity secured by loans	5,205	6,436
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(50)	(51)
Other encumbrances of investment securities	(6,917)	(7,583)
Total liquidity reserves	$120,652	$106,577

Our liquidity reserves increased by $14.1 billion to $120.7 billion as of December 31, 2023 from December 31, 2022, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Risk Management” for additional information on our management of liquidity risk.

100	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the LCR Rule as implemented by the Federal Reserve and the OCC. The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the fourth quarter of 2023 was 167%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Net Stable Funding Ratio
We are subject to the NSFR Rule as implemented by the Federal Reserve and the OCC. The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for each of the third and fourth quarters of 2023 was 135%, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Borrowing Capacity
We maintain a shelf registration with the SEC so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process. As of December 31, 2023, we had $22.6 billion and $19.4 billion of available issuance capacity in our credit card and auto loan securitization programs, respectively.
In addition to our issuance capacity under the shelf registration statements, we also have pledged collateral to support our access to FHLB advances, the Federal Reserve Discount Window, BTFP and FICC—GSD general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of December 31, 2023, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $32.1 billion, of which $50 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million and $15 million as of December 31, 2023 and 2022, respectively.
As a member of FICC—GSD, we have $16.1 billion of readily available borrowing capacity secured by securities from our investment portfolio as of December 31, 2023. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $375 thousand as of both December 31, 2023 and 2022.
As of December 31, 2023, we pledged loans to secure a borrowing capacity of $41.4 billion under the Federal Reserve Discount Window. Additionally, we pledged securities to secure a borrowing capacity of $9.5 billion under the BTFP. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both December 31, 2023 and 2022.

101	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for December 31, 2023, 2022 and 2021.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Year Ended December 31,
	2023			2022			2021
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$41,555	$797	1.92%	$48,291	$312	0.65%	$45,055	$76	0.17%
Saving deposits(2)	197,896	5,353	2.71	202,454	1,628	0.80	203,293	628	0.31
Time deposits	74,286	3,339	4.49	26,463	595	2.25	23,152	252	1.09
Total interest-bearing deposits	$313,737	$9,489	3.02	$277,208	$2,535	0.91	$271,500	$956	0.35
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of December 31, 2023 and 2022. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Item 8. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
Funding
Our primary source of funding comes from insured retail deposits, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “Consolidated Balance Sheets Analysis—Funding Sources Composition” for additional information on our primary sources of funding.
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

102	Capital One Financial Corporation (COF)

As of December 31, 2023 and 2022, we held approximately $64.2 billion and $80.7 billion, respectively, of estimated uninsured deposits excluding any intercompany balances. These amounts are primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 18% and 24% of our total deposits as of December 31, 2023 and 2022, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies.
Table 30 presents, by contractual maturity, the estimated uninsured portion of total time deposits as of December 31, 2023 and 2022. Our funding and liquidity management activities factor in the expected maturities of these deposits.
Table 30: Amount of Uninsured Time Deposits by Contractual Maturity1

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$4,784	53.2%	$87	4.3%
> 3 months to 6 months	537	6.0	139	6.8
> 6 months to 12 months	2,095	23.3	1,098	54.0
> 12 months	1,577	17.5	708	34.9
Total	$8,993	100.0%	$2,032	100.0%
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of December 31, 2023 and 2022, the total time deposit amount with some portion in excess of the insured amount was $15.8 billion and $6.1 billion, respectively.

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings decreased by $345 million to $538 million as of December 31, 2023 from December 31, 2022 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $1.5 billion to $49.3 billion as of December 31, 2023 from December 31, 2022 primarily driven by net issuances of senior unsecured debt and securitized debt obligations, partially offset by maturities of subordinated debt. We provide more information on our securitization activity in “Item 8. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations” and on our borrowings in “Item 8. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”

103	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long term FHLB advances and their respective maturities or redemptions for the years ended December 31, 2023, 2022 and 2021.
Table 31: Long-Term Debt Funding Activities

	Issuances			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Securitized debt obligations	$3,300	$9,750	$6,250	$2,483	$7,060	$3,442
Senior and subordinated notes	8,250	9,300	4,500	8,436	3,561	3,851
FHLB advances	—	12,000	—	—	12,000	—
Total	$11,550	$31,050	$10,750	$10,919	$22,621	$7,293
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors under the heading “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 32 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of December 31, 2023 and 2022.
Table 32: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2023		December 31, 2022
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A
In connection with the agreement to acquire Discover, Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have reaffirmed our credit ratings and Moody’s Investors Service (“Moody’s”) placed our credit rating on review for a downgrade. Moody’s said its review for downgrade may continue until the transaction has been completed.

104	Capital One Financial Corporation (COF)

Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of December 31, 2023 and 2022, our total unfunded lending commitments were $441.3 billion and $409.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of December 31, 2023 and 2022, we had $1.5 billion and $1.7 billion, respectively, in aggregate operating lease obligations, of which $241 million will be due in the following 12 months. We provide more information on our lease activity in “Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases.”
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of December 31, 2023 and 2022, we had $789 million and $1.1 billion, respectively, in aggregate purchase obligation liabilities.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Item 8. Financial Statements and Supplementary Data—Note 5—Variable Interest Entities and Securitizations,” “Item 8. Financial Statements and Supplementary Data—Note 14—Employee Benefit Plans” and “Item 8. Financial Statements and Supplementary Data—Note 18—Commitments, Contingencies, Guarantees and Others.”

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

105	Capital One Financial Corporation (COF)

We use various industry standard market risk measurement techniques and analyses to measure, assess and manage the impact of changes in interest rates on our net interest income and our economic value of equity and changes in foreign exchange rates on our non-dollar-denominated funding and non-dollar equity investments in foreign operations.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•In addition to our existing assets, liabilities and derivative positions, we incorporate expected future business growth assumptions. These assumptions include loan and deposit growth, pricing, plans for projected changes in our funding mix and our securities and cash position from our internal corporate outlook that is used in our financial planning process.
•The analysis assumes this forecast of expected future business growth remains unchanged between the baseline rate forecast and rate shock scenarios, including no changes to our interest rate risk management activities like securities and hedging actions.
•We incorporate the dynamic nature of deposit re-pricing, which includes pricing lags and changes in deposit beta and mix as interest rates change, and the prepayment sensitivity of our mortgage securities to the level of interest rates. In our models, deposit betas and mortgage security prepayments vary dynamically based on the level of interest rates and by product type.
•In instances where an interest rate scenario would result in a rate less than 0.00%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0.00%.
At the current level of interest rates, our net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. Our current sensitivity to both upward and downward shocks is largely unchanged as compared to December 31, 2022, as our asset mix shift toward credit card and interest-bearing cash balances, which reprice rapidly, was offset by an increase in deposit beta, which was driven by higher interest rates and mix shift toward higher rate deposit products. In the contexts used in this section, “beta” refers to the change in deposit rate paid relative to the federal funds rate.
As part of our ongoing evaluation of our interest rate risk modeling capabilities, we enhanced our mortgage prepayment model in the fourth quarter of 2023 to improve how we estimate the expected prepayment behavior across various interest rate scenarios. This enhancement had the effect of slowing down the forecasted prepayment speed when the underlying mortgage coupons on our existing mortgage securities are well below prevailing (market) mortgage rates, which resulted in slightly lower net interest income sensitivity as of December 31, 2023.

106	Capital One Financial Corporation (COF)

Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•The analysis includes only existing assets, liabilities and derivative positions and does not incorporate business growth assumptions or projected balance sheet changes.
•Similar to our net interest income sensitivity measure, we incorporate the dynamic nature of deposit repricing and attrition, which includes pricing lags and changes in deposit beta as interest rates change and the prepayment sensitivity of our mortgage securities to the level of interest rates. In our models, deposit betas and mortgage security prepayments vary dynamically based on the level of interest rates and by product type.
•Balance attrition assumptions for loans, including credit card, auto and commercial loans, remain unchanged between the baseline interest rate forecast and interest rate shock scenarios as those loans are mainly floating rate or shorter duration fixed rate loans and hence paydowns have a low sensitivity to the level of interest rates.
•For assets and liabilities with embedded optionality, such as mortgage securities and deposit balances, we utilize monte carlo simulations to assess economic value with industry-standard term structure modeling of interest rates.
•Our calculations of net present value apply appropriate spreads over the benchmark yield curve for select assets and liabilities to capture the inherent risks (including credit risk) to discount expected interest and principal cash flows.
•In instances where an interest rate scenario would result in a rate less than 0.00%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0.00%.
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity became more negative in higher interest rate scenarios and more positive in lower interest rate scenarios as compared to December 31, 2022, primarily due to an increase in deposit beta driven by higher interest rates and mix shift towards higher rate deposit products, and a modeling change for our mortgage security prepayments forecast. As described above for net interest income sensitivity, the mortgage prepayment modeling change slowed down the prepayment speed forecast and increased the duration of the mortgage securities on our balance sheet, which resulted in a modestly more negative economic value of equity sensitivity in higher rate scenarios as of December 31, 2023.

107	Capital One Financial Corporation (COF)

Table 33 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of December 31, 2023 and 2022.
Table 33: Interest Rate Sensitivity Analysis

	December 31, 2023	December 31, 2022
Estimated impact on projected baseline net interest income:
+200 basis points	0.7%	0.4%
+100 basis points	0.8	0.8
+50 basis points	0.4	0.4
–50 basis points	(0.5)	(0.7)
–100 basis points	(0.9)	(1.3)
–200 basis points	(2.0)	(2.6)
Estimated impact on economic value of equity:
+200 basis points	(8.4)	(4.3)
+100 basis points	(3.7)	(1.5)
+50 basis points	(1.8)	(0.7)
–50 basis points	1.6	0.4
–100 basis points	2.9	0.6
–200 basis points	4.0	(0.2)
In addition to these industry standard measures, we also consider the potential impact of alternative interest rate scenarios, such as larger rate shocks, higher than +/- 200 bps, as well as steepening and flattening yield curve scenarios in our internal interest rate risk management decisions. We also regularly review the sensitivity of our interest rate risk metrics to changes in our key modeling assumptions, such as our loan and deposit balance forecasts, mortgage prepayments and deposit repricing.
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
For further information on our interest rate exposures, see “Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”

108	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 973 million GBP and 785 million GBP as of December 31, 2023 and 2022, respectively, and 1.6 billion CAD and 1.7 billion CAD as of December 31, 2023 and 2022, respectively. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR as of both December 31, 2023 and 2022.
Our non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.2 billion GBP and 1.9 billion GBP as of December 31, 2023 and 2022, respectively, and 2.4 billion CAD and 2.2 billion CAD as of December 31, 2023 and 2022, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities” and “Item 8. Financial Statements and Supplementary Data—Note 10—Stockholders’ Equity.”
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Item 8. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”

109	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Table A—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Average loans held for investment	$311,541	$292,238	$252,730
Net charge-offs	8,414	3,973	2,234
Net charge-off rate	2.70%	1.36%	0.88%
Table B—Reconciliation of Non-GAAP Measures
The following non-GAAP measure consists of our adjusted results that we believe helps investors and users of our financial information understand the effect of adjusting items on our selected reported results; however, it may not be comparable to similarly-titled measures reported by other companies. This adjusted result provides alternate measurements of our operating performance, both for the current period and trends across multiple periods. The following table presents reconciliations of the non-GAAP measure to the applicable amounts measured in accordance with U.S. GAAP. The non-GAAP measure below should not be viewed as a substitute for reported results determined in accordance with U.S. GAAP.

December 31,
(Dollars in millions, except as noted)	2023	2022	2021
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$16,307	$15,146	$13,699
FDIC special assessment	(289)	—	—
Insurance recoveries and legal reserve activity	—	177	(100)
Restructuring charges	—	(72)	—
Adjusted operating expense (non-GAAP)	$16,018	$15,251	$13,599

Adjusted net revenue (non-GAAP)	$36,787	$34,250	$30,435

Operating efficiency ratio (U.S. GAAP)	44.33%	44.22%	45.01%
Impact of adjustments noted above	(79)	bps	31bps	(33)bps
Adjusted operating efficiency ratio (non-GAAP)	43.54%	44.53%	44.68%

110	Capital One Financial Corporation (COF)

The following non-GAAP measures consist of TCE, tangible assets and metrics computed using these amounts, which include tangible book value per common share, return on average tangible assets, return on average TCE and TCE ratio. We consider these metrics to be key financial performance measures that management uses in assessing capital adequacy and the level of returns generated. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly-titled measures reported by other companies. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with U.S. GAAP. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with U.S. GAAP.

	December 31,
(Dollars in millions, except as noted)	2023	2022	2021
Tangible Common Equity (Period-End):
Stockholders’ equity	$58,089	$52,582	$61,029
Goodwill and other intangible assets(1)	(15,289)	(14,902)	(14,907)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$37,955	$32,835	$41,277
Tangible Common Equity (Average):
Stockholders’ equity	$55,195	$55,125	$62,556
Goodwill and other intangible assets(1)	(15,207)	(14,905)	(14,805)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(5,590)
Tangible common equity	$35,143	$35,375	$42,161
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$4,582	$7,044	$11,965
Tangible common equity (Average)	35,143	35,375	42,161
Return on tangible common equity(2)	13.04%	19.91%	28.39%
Tangible Assets (Period-End):
Total assets	$478,464	$455,249	$432,381
Goodwill and other intangible assets(1)	(15,289)	(14,902)	(14,907)
Tangible assets	$463,175	$440,347	$417,474
Tangible Assets (Average):
Total assets	$467,807	$440,538	$424,521
Goodwill and other intangible assets(1)	(15,207)	(14,905)	(14,805)
Tangible assets	$452,600	$425,633	$409,716
Return on Tangible Assets (Average):
Net income	$4,887	$7,360	$12,390
Tangible assets (Average)	452,600	425,633	409,716
Return on tangible assets(3)	1.08%	1.73%	3.03%
TCE Ratio
Tangible common equity (Period-end)	$37,955	$32,835	$41,277
Tangible Assets (Period-end)	463,175	440,347	417,474
TCE Ratio(4)	8.2%	7.5%	9.9%
Tangible Book Value per Common Share:
Tangible common equity (period-end)	$37,955	$32,835	$41,277
Outstanding Common Shares	380.4	381.3	413.9
Tangible book value per common share	$99.78	$86.11	$99.74
__________
(1)Includes impact of related deferred taxes.
(2)Return on average tangible common equity is a non-GAAP measure calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.
(3)Return on average tangible assets is a non-GAAP measure calculated based on annualized income (loss) from continuing operations, net of tax, for the period divided by average tangible assets for the period.
(4)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

111	Capital One Financial Corporation (COF)

Glossary and Acronyms
2004 Plan: The Amended and Restated 2004 Stock Incentive Plan.
2022 Call Report: Consolidated Reports of Condition and Income as of December 31, 2022.
Allowance coverage ratio: Allowance as a percentage of loans held for investment.
Amortized cost: The amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange and fair value hedge accounting adjustments.
AML Act: Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to issue a number of rules that will update and expand the BSA’s regulatory requirements.
Annual Report: References to “this Report” or our “2023 Form 10-K” or “2023 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Basel III standardized approach: The Basel III Capital Rules modified Basel I to create the Basel III standardized approach.
BHC Act: The Bank Holding Company Act of 1956, as amended.
Capital One Canada: Capital One Bank (Canada Branch).
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

112	Capital One Financial Corporation (COF)

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
Contingency Funding Plan (“CFP”): A plan that describes the Company’s event management process and management response plans to ensure that the Company is prepared to respond to a liquidity crisis and to maintain the liquidity necessary to fund normal operating requirements. The plan establishes liquidity monitoring, quantitative assessment (including sizing of potential access to alternative contingent liquidity resources, qualitative and quantitative triggers that would signal risk, the liquidity event management process, and annual testing of the different components of the CFP.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”): Regulatory reform legislation signed into law on July 21, 2010. This law broadly affects the financial services industry and contains numerous provisions aimed at strengthening the sound operation of the financial services sector.
Exchange Act: The Securities Exchange Act of 1934, as amended.
Expanded Risk-Based Approach: The proposed framework for calculating risk-weighted assets for credit risk, operational risk, credit valuation adjustment risk and market risk that was introduced by the Basel III Finalization Proposal.
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

113	Capital One Financial Corporation (COF)

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
LTD Proposal: The proposed rule released by the Federal Banking Agencies on August 29, 2023 that would require banking organizations with $100 billion or more in total assets to comply with certain long-term debt requirements and clean holding company requirements.
Loss severity: Loss given default.
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

114	Capital One Financial Corporation (COF)

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
Patriot Act: The USA PATRIOT Act of 2001.
PR Rules: The U.S. prudential regulators’ margin rules for uncleared derivatives.
Proposed CFPB Rule: CFPB proposed rule to amend Regulation Z.
Proxy Statement: Proxy statement for the 2024 Annual Stockholder Meeting.
Public Fund Deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.
Purchase Plan: Our Associate Stock Purchase Plan, which is a compensatory plan under the accounting guidance for stock-based compensation.
Purchase volume: Consists of purchase transactions, net of returns, for the period, and excludes cash advance and balance transfer transactions.
Rating agency: An independent agency that assesses the credit quality and likelihood of default of an issue or issuer and assigns a rating to that issue or issuer.
Recovery Plan: A plan that describes the Company’s approach for effectively responding to severely-adverse stress at both CONA and the Company. The Recovery Plan establishes qualitative and quantitative triggers for CONA and the Company that would signal the risk or existence of severely-adverse stress at the respective entity and identifies several specific remedial actions for recovery status that the Company can use to effectively respond to the stress environment. The Recovery Plan is separate from, but complementary to, the CFP.
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
Risk Committee: The Risk Committee of the Board of Directors.
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

115	Capital One Financial Corporation (COF)

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
U.S. Real Gross Domestic Product (“GDP”): An inflation-adjusted measure that reflects the value of all goods and services produced by an economy in a given year.
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
Virginia Financial Institution Holding Company Act: Chapter 7 of Title 6.2 of the Code of Virginia governing the acquisition of interests in Virginia financial institutions.

116	Capital One Financial Corporation (COF)

Acronyms
AI: Artificial intelligence
ABS: Asset-backed securities
ACL: Allowance for credit losses
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ASU: Accounting Standards Update
ATM: Automated teller machine
AWS: Amazon Web Services, Inc.
BHC: Bank holding company
bps: Basis points
BSA: The Bank Secrecy Act
BTFP: Bank Term Funding Program
CAD: Canadian dollar
CAP: Compliance Assurance Process
CCAR: Comprehensive Capital Analysis and Review
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CDE: Community development entities
CECL: Current expected credit loss
CEO: Chief Executive Officer
CET1: Common equity Tier 1 capital
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CIBC: Change in Bank Control Act
CIO: Chief Information Officer
CIRCIA: Cyber Incident Reporting for Critical Infrastructure Act
CISA: Cybersecurity and Infrastructure Security Agency
CISO: Chief Information Security Officer
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
CPRA: California Privacy Rights Act
COBNA: Capital One Bank (USA), National Association
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CONA: Capital One, National Association
COSO: Committee of the Treadway Commission
CRA: Community Reinvestment Act
CTRO: Chief Technology Risk Officer
CVA: Credit valuation adjustment
DCF: Discounted cash flow
DFAST: Dodd-Frank Act Stress Tests
DIB: Diversity Inclusion and Belonging
DIF: Deposit Insurance Fund
DRR: Designated Reserve Ratio

117	Capital One Financial Corporation (COF)

DTCC: Depository Trust and Clearing Corporation
DVA: Debit valuation adjustment
ECRP: Enterprise Cyber Response Plan
EU: European Union
EU GDPR: EU General Data Protection Regulation
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: U.K. Financial Conduct Authority
FCAC: Financial Consumer Agency of Canada
FCM: Futures commission merchant
FCRA: Fair Credit Reporting Act
FDM: Financial difficulty modification
FDIC: Federal Deposit Insurance Corporation
FDICIA: Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC: Federal Financial Institutions Examination Council
FHC: Financial Holding Company
FHLB: Federal Home Loan Banks
FICC - GSD: Fixed Income Clearing Corporation - Government Securities Division
FICO: Fair Isaac Corporation
FinCEN: Financial Crimes Enforcement Network
FINRA: Financial Industry Regulatory Authority
FIS: Fidelity Information Services
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
FVC: Fair Value Committee
GAAP: Generally accepted accounting principles in the U.S.
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
GLBA: Gramm-Leach Bliley Act
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
HFI: Held for Investment
HQLA: High-Quality Liquid Assets
ICE: Intercontinental Exchange
IRM: Independent Risk Management
IRS: Internal Revenue Service
LCH: LCH Group
LCR: Liquidity coverage ratio
LLC: Limited liability company
LTV: Loan-to-Value
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NSFR: Net stable funding ratio

118	Capital One Financial Corporation (COF)

NYSE: New York Stock Exchange
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OFAC: Office of Foreign Assets Control
OPC: Canada’s Office of Privacy Commissioner
OSFI: Office of the Superintendent of Financial Institutions
OTC: Over-the-counter
PCA: Prompt corrective action
PCAOB: Public Company Accounting Oversight Board
PCCR: Purchased credit card relationship
PCD: Purchased Credit-Deteriorated
PIPEDA: Personal Information Protection and Electronic Document Act
PPI: Payment protection insurance
PSU: Performance share units
RMBS: Residential mortgage-backed securities
ROU: Right-of-use
RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
TSYS: Total System Services LLC
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VAC: Valuations Advisory Committee
VaR: Value-At-Risk
VIE: Variable interest entity
VOE: Voting interest entity
XBRL: Extensible business reporting language

119	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk Profile.”

120	Capital One Financial Corporation (COF)

121	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

February 22, 2024

122	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 22, 2024

123	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

124	Capital One Financial Corporation (COF)

Allowance for credit losses – Credit Card
Description of the Matter
On December 31, 2023, the Company’s allowance for credit losses for the credit card portfolio was $11.7 billion. As more fully described in Note 1 and Note 4 of the consolidated financial statements, the allowance for credit losses (ACL or allowance) represents management’s current estimate of expected credit losses over the contractual terms of the Company’s held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of loss forecasting models based upon various statistical analyses with adjustments for current conditions and reasonable and supportable forecasts of conditions, which includes expected economic conditions. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Auditing the allowance for the credit card portfolio was especially challenging and highly judgmental due to the significant judgment required in establishing certain components of the qualitative element. The qualitative element requires management to make significant judgments regarding current and forward-looking conditions, internal and external factors, and uncertainty as it relates to economic, model, or forecast risks, where not already captured in the modeled results.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the ACL process, including, among others, controls over the development, operation, and monitoring of loss forecasting models and management review controls over key assumptions and qualitative judgments used in reviewing the final credit card allowance results. Our tests of controls included observation of certain of management’s quarterly ACL governance meetings, at which key management judgments, qualitative adjustments, and final ACL results are subjected to critical challenge by management groups independent of the group responsible for producing the ACL estimate.

Our audit response included involving EY specialists to evaluate the conceptual soundness of the comprehensive framework of the ACL, including certain qualitative elements, in addition to evaluating model methodology, model performance, model governance, and testing key modeling assumptions. We also performed testing on data inputs utilized in the qualitative element calculation, as well as recalculated the qualitative element based on the framework. We evaluated the overall credit card ACL, inclusive of qualitative elements, and whether the recorded ACL appropriately reflects expected credit losses on the portfolio. Additionally, we performed searches for contrary evidence, which included reviewing historical loss statistics, peer bank metrics, and subsequent events and considered whether such information indicated that management’s judgements were not reasonable or consistently applied.

Goodwill Impairment Assessment

125	Capital One Financial Corporation (COF)

Description of the Matter
At December 31, 2023, the Company’s goodwill was $15.1 billion recorded across four reporting units, of which $5.1 billion related to the commercial banking reporting unit. As more fully described in Note 1 and Note 6 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying value. Management uses a discounted cash flow analysis (DCF) to calculate the fair value of its reporting units. Auditing the annual goodwill impairment test for the commercial banking reporting unit was especially challenging, and highly judgmental due to the estimation uncertainty involved in determining the fair value of the reporting unit. The fair value estimate and resulting goodwill impairment determination are impacted by various significant assumptions, including prospective financial information (PFI). These PFI assumptions require management to make judgments about future loan and deposit growth, revenue and expenses, and credit losses. Management utilizes a financial forecasting process to estimate the PFI and an estimation process to determine the appropriate discount rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the Company’s PFI forecasting process and management’s goodwill impairment assessment process, including controls over the determination of significant assumptions.

To test management’s annual goodwill impairment assessment for the commercial banking reporting unit, we evaluated certain of management’s PFI assumptions with historical performance (e.g., trend analysis), current industry and economic trends, changes in the Company’s strategies, and the customer base or product mix. We also evaluated the consistency of the PFI by comparing the projections to other analyses used within the organization and inquiries performed of senior management regarding strategic plans for the reporting unit. We compared prior year forecasts to current year actual performance, as well as fourth quarter 2023 forecasts to actual fourth quarter 2023 results. We performed sensitivity analyses related to the significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the assumptions.

Our audit response also included involving EY valuation specialists who assisted in assessing the Company’s DCF methodology, testing of the significant assumptions, developing an independent estimate of the fair value of the commercial banking reporting unit and comparing the result to the Company’s fair value estimate, and evaluating the total fair value of the Company’s reporting units through comparison to the Company’s market capitalization and analysis of the resulting control premium to applicable market transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 22, 2024

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2023	2022	2021
Interest income:
Loans, including loans held for sale	$37,410	$28,910	$24,263
Investment securities	2,550	1,884	1,446
Other	1,978	443	60
Total interest income	41,938	31,237	25,769
Interest expense:
Deposits	9,489	2,535	956
Securitized debt obligations	959	384	119
Senior and subordinated notes	2,204	1,074	488
Other borrowings	45	130	35
Total interest expense	12,697	4,123	1,598
Net interest income	29,241	27,114	24,171
Provision for credit losses	10,426	5,847	(1,944)
Net interest income after provision for credit losses	18,815	21,267	26,115
Non-interest income:
Interchange fees, net	4,793	4,606	3,860
Service charges and other customer-related fees	1,667	1,625	1,578
Net securities gains (losses)	(34)	(9)	2
Other	1,120	914	824
Total non-interest income	7,546	7,136	6,264
Non-interest expense:
Salaries and associate benefits	9,302	8,425	7,421
Occupancy and equipment	2,160	2,050	2,003
Marketing	4,009	4,017	2,871
Professional services	1,268	1,807	1,440
Communications and data processing	1,383	1,379	1,262
Amortization of intangibles	82	70	29
Other	2,112	1,415	1,544
Total non-interest expense	20,316	19,163	16,570
Income from continuing operations before income taxes	6,045	9,240	15,809
Income tax provision	1,158	1,880	3,415
Income from continuing operations, net of tax	4,887	7,360	12,394
Income (loss) from discontinued operations, net of tax	0	0	(4)
Net income	4,887	7,360	12,390
Dividends and undistributed earnings allocated to participating securities	(77)	(88)	(105)
Preferred stock dividends	(228)	(228)	(274)
Issuance cost for redeemed preferred stock	0	0	(46)
Net income available to common stockholders	$4,582	$7,044	$11,965
Basic earnings per common share:
Net income from continuing operations	$11.98	$17.98	$27.05
Income (loss) from discontinued operations	0.00	0.00	(0.01)
Net income per basic common share	$11.98	$17.98	$27.04
Diluted earnings per common share:
Net income from continuing operations	$11.95	$17.91	$26.95
Income (loss) from discontinued operations	0.00	0.00	(0.01)
Net income per diluted common share	$11.95	$17.91	$26.94

See Notes to Consolidated Financial Statements.
127	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net income	$4,887	$7,360	$12,390
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	907	(7,973)	(1,889)
Net unrealized gains (losses) on hedging relationships	689	(2,300)	(1,244)
Foreign currency translation adjustments	46	1	10
Other	6	(18)	3
Other comprehensive income (loss), net of tax	1,648	(10,290)	(3,120)
Comprehensive income (loss)	$6,535	$(2,930)	$9,270

See Notes to Consolidated Financial Statements.
128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,903	$5,193
Interest-bearing deposits and other short-term investments	38,394	25,663
Total cash and cash equivalents	43,297	30,856
Restricted cash for securitization investors	458	400
Securities available for sale (amortized cost of $88.1 billion and $87.0 billion and allowance for credit losses of $4 million and $3 million as of December 31, 2023 and 2022, respectively)	79,117	76,919
Loans held for investment:
Unsecuritized loans held for investment	289,229	283,282
Loans held in consolidated trusts	31,243	29,049
Total loans held for investment	320,472	312,331
Allowance for credit losses	(15,296)	(13,240)
Net loans held for investment	305,176	299,091
Loans held for sale ($347 million and $191 million carried at fair value as of December 31, 2023 and 2022, respectively)	854	203
Premises and equipment, net	4,375	4,351
Interest receivable	2,478	2,104
Goodwill	15,065	14,777
Other assets	27,644	26,548
Total assets	$478,464	$455,249

Liabilities:
Interest payable	$649	$527
Deposits:
Non-interest-bearing deposits	28,024	32,203
Interest-bearing deposits	320,389	300,789
Total deposits	348,413	332,992
Securitized debt obligations	18,043	16,973
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	883
Senior and subordinated notes	31,248	30,826
Other borrowings	27	33
Total other debt	31,813	31,742
Other liabilities	21,457	20,433
Total liabilities	420,375	402,667
Commitments, contingencies and guarantees (see Note 18)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both December 31, 2023 and 2022)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 696,242,668 and 690,334,422 shares issued as of December 31, 2023 and 2022, respectively; 380,389,609 and 381,318,702 shares outstanding as of December 31, 2023 and 2022, respectively)	7	7
Additional paid-in capital, net	35,541	34,725
Retained earnings	60,945	57,184
Accumulated other comprehensive loss	(8,268)	(9,916)
Treasury stock, at cost (par value $0.01 per share; 315,853,059 and 309,015,720 shares as of December 31, 2023 and 2022, respectively)	(30,136)	(29,418)
Total stockholders’ equity	58,089	52,582
Total liabilities and stockholders’ equity	$478,464	$455,249

See Notes to Consolidated Financial Statements.
129	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,975,000	$0	679,932,837	$7	$33,480	$40,088	$3,494	$(16,865)	$60,204
Comprehensive income (loss)						12,390	(3,120)		9,270
Dividends—common stock(1)			28,410	0	4	(1,152)			(1,148)
Dividends—preferred stock						(274)			(274)
Purchases of treasury stock								(7,605)	(7,605)
Issuances of common stock and restricted stock, net of forfeitures			4,178,919	0	253				253
Exercises of stock options			917,778	0	55				55
Issuances of preferred stock	2,100,000	0			2,052				2,052
Redemptions of preferred stock	(2,100,000)	0			(2,054)	(46)			(2,100)
Compensation expense for restricted stock units and stock options					322				322
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						7,360	(10,290)		(2,930)
Dividends—common stock(1)			33,511	0	4	(954)			(950)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(4,948)	(4,948)
Issuances of common stock and restricted stock, net of forfeitures			4,909,173	0	276				276
Exercises of stock options			333,794	0	19				19
Compensation expense for restricted stock units					314				314
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption (2)(3)						37			37
Comprehensive income						4,887	1,648		6,535
Dividends—common stock(1)			39,420	0	4	(935)			(931)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(718)	(718)
Issuances of common stock and restricted stock, net of forfeitures			5,731,927	0	299				299
Exercises of stock options			136,899	0	10				10
Compensation expense for restricted stock units					503				503
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089

________
(1)We declared dividends per share on our common stock of $0.60 in each quarter of 2023 and 2022, and in the fourth quarter of 2021, $1.20 in the third quarter of 2021 and $0.40 in the first two quarters of 2021.
(2)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
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

See Notes to Consolidated Financial Statements.
130	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating activities:
Income from continuing operations, net of tax	$4,887	$7,360	$12,394
Income (loss) from discontinued operations, net of tax	0	0	(4)
Net income	4,887	7,360	12,390
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision (benefit) for credit losses	10,426	5,847	(1,944)
Depreciation and amortization, net	3,226	3,210	3,481
Deferred tax provision (benefit)	(723)	(772)	605
Net securities losses (gains)	34	9	(2)
Loss (gain) on sales of loans	6	(196)	1
Stock-based compensation expense	513	314	331
Other	51	40	46
Loans held for sale:
Originations and purchases	(4,602)	(8,822)	(9,141)
Proceeds from sales and paydowns	4,432	9,679	9,123
Changes in operating assets and liabilities:
Changes in interest receivable	(359)	(641)	17
Changes in other assets	716	(2,973)	(4,114)
Changes in interest payable	122	246	(71)
Changes in other liabilities	1,846	511	1,594
Net change from discontinued operations	0	(3)	(6)
Net cash from operating activities	20,575	13,809	12,310
Investing activities:
Securities available for sale:
Purchases	(10,446)	(14,850)	(27,884)
Proceeds from paydowns and maturities	8,841	19,074	26,969
Proceeds from sales	290	2,570	2,776
Loans:
Net changes in loans originated as held for investment	(17,822)	(35,885)	(33,833)
Principal recoveries of loans previously charged off	2,288	2,091	2,506
Changes in premises and equipment	(961)	(934)	(698)
Net cash used in acquisition activities	(2,785)	(1,176)	(669)
Net cash used in other investing activities	(1,325)	(628)	(668)
Net cash used in investing activities	(21,920)	(29,738)	(31,501)

See Notes to Consolidated Financial Statements.
131	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Financing activities:
Deposits and borrowings:
Changes in deposits	$15,172	$22,539	$5,687
Issuance of securitized debt obligations	3,292	9,728	6,232
Maturities and paydowns of securitized debt obligations	(2,483)	(7,060)	(3,442)
Issuance of senior and subordinated notes and long-term FHLB advances	8,218	21,272	4,486
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(8,436)	(15,561)	(3,851)
Changes in other borrowings	(351)	44	129
Common stock:
Net proceeds from issuances	299	276	253
Dividends paid	(931)	(950)	(1,148)
Preferred stock:
Net proceeds from issuances	0	0	2,052
Dividends paid	(228)	(228)	(274)
Redemptions	0	0	(2,100)
Purchases of treasury stock	(718)	(4,948)	(7,605)
Proceeds from share-based payment activities	10	19	55
Net cash from financing activities	13,844	25,131	474
Changes in cash, cash equivalents and restricted cash for securitization investors	12,499	9,202	(18,717)
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	31,256	22,054	40,771
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$43,755	$31,256	$22,054
Supplemental cash flow information:
Non-cash items:
Net transfers from loans held for investment to loans held for sale	$1,195	$697	$4,843
Interest paid	10,823	3,609	2,158
Income tax paid	1,355	1,852	2,527

See Notes to Consolidated Financial Statements.
132	Capital One Financial Corporation (COF)

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
As of December 31, 2023, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On October 1, 2022, the Company completed the merger of Capital One Bank (USA), National Association (“COBNA”), with and into CONA, with CONA as the surviving entity (the “Bank Merger”).
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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. We provide details on our business segments, the integration of any recent material acquisitions into our business segments, and the allocation methodologies and accounting policies used to derive our business segment results in “Note 17—Business Segments and Revenue from Contracts with Customers.”
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
Investments in which we do not hold a controlling financial interest but have significant influence over the entity’s financial and operating decisions are accounted for under the equity method. If we do not have significant influence, we measure equity investments at fair value with changes in fair value recorded through net income, except those that do not have a readily determinable fair value (for which a measurement alternative is applied). We report equity investments in other assets on our consolidated balance sheets and include our share of income or loss and dividends from those investments in other non-interest income in our consolidated statements of income. The carrying value of other investments included in other assets, excluding tax advantage investments, totaled $1.0 billion and $901 million as of December 31, 2023 and 2022, respectively, which primarily included equity investments measured using the alternative measurement method and equity method investments. The

133	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carrying value of equity investments measured using the alternative measurement method totaled $669 million and $583 million as of December 31, 2023 and 2022, respectively.
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
Securities Resale and Repurchase Agreements
Securities purchased under resale agreements and securities loaned or sold under agreements to repurchase, principally U.S. government and agency obligations, are not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We continually monitor the market value of these securities and deliver additional collateral to or obtain additional collateral from counterparties, as appropriate. See “Note 8—Deposits and Borrowings.”

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
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have any securities that were classified as held to maturity as of December 31, 2023 and 2022.
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
Allowance for Credit Losses - Available for Sale Investment Securities
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses over the contractual terms of our investment securities classified as available for sale. When an investment security available for sale is impaired due to credit factors, we recognize that impairment through the provision for credit losses in our consolidated statements of income and correspondingly establish an allowance for credit losses on our consolidated balance sheets. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have any allowance for credit losses as the investment security could be sold at its fair value to prevent realization of any credit losses. We exclude accrued interest from the fair value and amortized cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.
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
For investment securities which require further assessment, we perform a quantitative analysis using a discounted cash flow methodology and compare the present value of expected future cash flows to the security’s amortized cost basis. Projected future cash flows reflect management’s best estimate and are based on our understanding of past events, current conditions, reasonable and supportable forecasts, and are discounted by the security’s effective interest rate adjusted for prepayments. The allowance for credit losses for investment securities reflects the difference by which the amortized cost basis exceeds the present value of future cash flows and is limited to the amount by which the security’s amortized cost exceeds its fair value. See “Note 2—Investment Securities” for additional information.
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
All other loans classified as held for sale are recorded at the lower of cost or fair value. Loan origination fees, direct loan origination costs and any discounts and premiums are deferred until the loan is sold and are then recognized as part of the total gain or loss on sale. The fair value of loans held for sale is generally determined on an aggregate portfolio basis for each loan type, however, fair value may be determined on an individual basis when circumstances warrant. Fair value adjustments are recorded in other non-interest income in the consolidated statements of income.
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
We account for purchased loans under the accounting guidance for purchased financial assets with credit deterioration when, at the time of purchase, the loans have experienced a more-than-insignificant deterioration in credit quality since origination. These loans are herein referred to as purchased credit-deteriorated (“PCD”) loans and require the recognition of an allowance for credit losses at the time of acquisition.
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
Loan Modifications and Restructurings
Capital One adopted Accounting Standards Update (“ASU”) No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, and elected the modified retrospective adoption method. The ASU eliminates the accounting guidance for troubled debt restructurings, and establishes disclosure requirements for certain loan refinancings and restructurings for borrowers experiencing financial difficulty. We provide information on modified loans, including the performance of those loans subsequent to modification, in “Note 3—Loans.”
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. Loan modifications to a borrower experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, a delay in payment, including payment deferrals or a term extension are reported as a Financial Difficulty Modification (“FDM”). As restructurings offered to borrowers experiencing financial difficulty are typically not at market terms, FDMs are generally accounted for as a continuation of the existing loan. See “Note 3—Loans” for additional information on our loan modifications and restructurings.

137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loan Modifications and Restructurings Prior to Adoption of ASU No. 2022-02
In periods prior to 2023, a loan modification in which a concession is granted to a borrower experiencing financial difficulty was accounted for and reported as a troubled debt restructuring (“TDR”). These loan modifications typically include short-term payment deferrals, an extension of the loan term, a reduction in the interest rate, a reduction in the loan balance, or a combination of these modifications. See “Note 3—Loans” for additional information on our loan modifications and restructurings.
Delinquent and Nonperforming Loans
The entire balance of a loan is considered contractually delinquent if the minimum required payment is not received by the first statement cycle date equal to or following the due date specified on the customer’s billing statement. Delinquency is reported on loans that are 30 or more days past due. Interest and fees continue to accrue on past due loans until the date the loan is placed on nonaccrual status, if applicable. For loan modifications, delinquency and nonaccrual status are reported in accordance with the revised terms of the loans. We generally place consumer and commercial loans on nonaccrual status when we believe the collectability of interest and principal is not reasonably assured.
Nonperforming loans generally include loans that have been placed on nonaccrual status. Loans classified as held for sale are excluded from nonperforming classification consideration.
Our policies for classifying loans as nonperforming, by loan category, are as follows:
•Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming, as these loans are generally charged off in the period the account becomes 180 days past due. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged off, though any amounts deemed uncollectible are reserved for in our allowance for credit losses.
•Consumer banking loans: We classify consumer banking loans as nonperforming when we determine that the collectability of all interest and principal on the loan is not reasonably assured, which is generally when the loan becomes 90 days past due.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Charge-Offs
We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses based on the time frames presented below. Accrued interest on loans other than credit card loans determined to be uncollectible is reversed as a reduction of interest income when the loan is classified as nonperforming. For credit card loans, accrued interest is charged off simultaneously with the charge-off of other components of amortized cost and as a reduction of interest income. When received, recoveries of previously charged off amounts are recorded as an increase to the allowance for credit losses (see the “Allowance for Credit Losses - Loans Held for Investment” section of this Note for information on how we account for expected recoveries). Costs to recover charged off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense as incurred. Our charge-off time frames by loan type are presented below.
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
•Consumer banking loans: We generally charge off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off period for auto loans is 120 days past due. Small business banking loans generally charge off at 120 days past due or based on the date the amortized cost basis is deemed uncollectible. Auto loans that have not been previously charged off where the borrower has filed for bankruptcy and the loan has not been reaffirmed charge off in the period that is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto loans that have not been previously charged off and have been discharged under Chapter 7 bankruptcy are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Impairment is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.
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
We measure current expected credit losses (“CECL”) over the contractual terms of our loans. The contractual terms are adjusted for expected prepayments but are not extended for renewals or extensions, except when an extension or renewal arises from a borrower option that is not unconditionally cancellable.
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
For consumer banking and commercial banking loans, we have made a policy election to not measure an allowance on accrued interest for loans held for investment because we reverse uncollectible accrued interest in a timely manner. See the “Delinquent and Nonperforming Loans” and “Charge-Offs - Loans” sections of this Note for information on what we consider timely. For credit card loans, we do not make this election, and we reserve for uncollectible accrued interest relating to credit card loans in the allowance.

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
The allowance related to smaller-balance homogeneous credit card and consumer banking loans whose terms have been modified is calculated on a pool basis using historical loss experience, adjusted for current conditions and reasonable and supportable forecasts of conditions likely to cause future losses which vary from historical levels for the respective class of assets. The allowance related to consumer banking loans that are assessed at a loan-level is determined based on key considerations that include the borrower’s overall financial condition, resources and payment history, prospects for support from financially responsible guarantors, and when applicable, the estimated realizable value of any collateral. The allowance related to commercial banking loans that are assessed at a loan-level is generally determined in accordance with our policy for estimating expected credit losses for collateral-dependent loans as described above.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securitization of Loans
Our loan securitization activities primarily involve the securitization of credit card and auto loans, which provides a source of funding for us. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust. The trust then sells undivided interests in the pool of loan receivables to third-party investors through the issuance of debt securities and transfers the proceeds from the debt issuance to us as consideration for the loan receivables transferred. The debt securities are collateralized by the loan receivables transferred from our portfolio. We remove loans from our consolidated balance sheets if securitizations qualify as sales to unconsolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing, the assets will remain on our consolidated balance sheets with an offsetting liability recognized for the amount of proceeds received. See “Note 5—Variable Interest Entities and Securitizations” for additional details.
Premises, Equipment and Leases
Premises and Equipment
Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Land is carried at cost. We capitalize direct costs incurred during the application development stage of internally developed software projects. Depreciation and amortization expenses are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives for premises and equipment are generally estimated as follows:

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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date and is assigned to one or more reporting units at acquisition. A reporting unit is defined as an operating segment, or a business unit that is one level below an operating segment. We have four reporting units: Credit Card, Auto Finance, Other Consumer Banking, and Commercial Banking. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. These indicators could include a sustained, significant decline in the Company’s stock price, a decline in expected future cash flows, significant disposition activity, a significant adverse change in the economic or business environment, and the testing for recoverability of a significant asset group, among others.
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
Restricted Equity Investments
We have investments in Federal Home Loan Banks (“FHLB”) stock and in Federal Reserve Bank stock. These investments, which are included in other assets on our consolidated balance sheets, are not marketable, are carried at cost, and are reviewed for impairment if there is any indicator of impairment.
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
The unamortized premiums, discounts and other basis adjustments on investment securities are included as components of the investment securities’ carrying value and are generally recognized in interest income as yield adjustments over the contractual lives of the securities using the interest method. However, premiums for certain callable investment securities are amortized to the earliest call date.
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
Stock-Based Compensation
We are authorized to issue stock–based compensation to employees and directors in various forms, primarily as restricted stock units (“RSUs”) and performance share units (“PSUs”). In addition, we also issue cash-settled RSUs which are not counted against the common shares reserved for issuance or available for issuance because they are settled in cash.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For RSUs and PSUs, the fair value of stock-based compensation used in determining compensation expense will generally equal the fair market value of our common stock on the date of grant. Certain share-settled awards have discretionary vesting conditions which result in the remeasurement of these awards at fair value each reporting period and the potential for compensation expense to fluctuate with changes in our stock price. See “Note 13—Stock-Based Compensation Plans” for additional details.
Marketing Expenses
Marketing expense includes the cost of our various promotional efforts to attract and retain customers such as advertising, promotional materials, and certain customer incentives, including spend-based bonuses. We expense marketing costs as incurred.
Income Taxes
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We record the effect of remeasuring deferred tax assets and liabilities due to a change in tax rates or laws as a component of income tax expense related to continuing operations for the period in which the change is enacted. We release income tax effects stranded in AOCI when an entire portfolio of the type of item is sold, terminated or extinguished. Income tax benefits are recognized when, based on their technical merits, they are more likely than not to be sustained upon examination. The amount recognized is the largest amount of benefit that is more likely than not to be realized upon settlement. See “Note 15—Income Taxes” for additional details.
Earnings Per Share
Earnings per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared or accumulated and participation rights in undistributed earnings as if all such earnings had been distributed during the period. We have unvested share-based payment awards which have a right to receive non-forfeitable dividends and are therefore deemed to be participating securities.
We calculate basic earnings per share by dividing net income, after deducting dividends on preferred stock and participating securities as well as undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period, net of any treasury shares. We calculate diluted earnings per share in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include stock options, RSUs and PSUs. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share. See “Note 12—Earnings Per Common Share” for additional details.
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

146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Adopted During the Twelve Months Ended December 31, 2023

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Modified Borrowings Experiencing Financial Difficulty and Vintage Disclosures
ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

Issued March 2022

Eliminates accounting guidance for troubled debt restructurings (“TDRs”) by creditors, and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.
Requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% of our total investment securities portfolio as of both December 31, 2023 and 2022.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of December 31, 2023 and 2022. Accrued interest receivable of $227 million and $215 million as of December 31, 2023 and 2022, respectively, is not included in the table below.
Table 2.1: Investment Securities Available for Sale

	December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,330	$0	$1	$(49)	$5,282
RMBS:
Agency	71,294	0	104	(8,450)	62,948
Non-agency	610	(4)	89	(5)	690
Total RMBS	71,904	(4)	193	(8,455)	63,638
Agency CMBS	8,961	0	14	(652)	8,323
Other securities(1)	1,868	0	6	0	1,874
Total investment securities available for sale	$88,063	$(4)	$214	$(9,156)	$79,117

	December 31, 2022
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,129	$0	$2	$(90)	$5,041
RMBS:
Agency	71,212	0	53	(9,413)	61,852
Non-agency	653	(3)	93	(6)	737
Total RMBS	71,865	(3)	146	(9,419)	62,589
Agency CMBS	8,626	0	4	(760)	7,870
Other securities(1)	1,427	0	2	(10)	1,419
Total investment securities available for sale	$87,047	$(3)	$154	$(10,279)	$76,919
__________
(1)Includes $1.4 billion and $707 million of asset-backed securities (“ABS”) as of December 31, 2023 and 2022, respectively. The remaining amount is primarily comprised of supranational bonds and foreign government bonds.

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022. The amounts include securities available for sale without an allowance for credit losses.
Table 2.2: Securities in a Gross Unrealized Loss Position

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$733	$0	$2,242	$(49)	$2,975	$(49)
RMBS:
Agency	3,511	(43)	53,987	(8,407)	57,498	(8,450)
Non-agency	1	0	13	(1)	14	(1)
Total RMBS	3,512	(43)	54,000	(8,408)	57,512	(8,451)
Agency CMBS	547	(7)	6,465	(645)	7,012	(652)
Other securities	276	0	4	0	280	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$5,068	$(50)	$62,711	$(9,102)	$67,779	$(9,152)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,464	$(57)	$448	$(33)	$2,912	$(90)
RMBS:
Agency	23,271	(1,809)	36,803	(7,604)	60,074	(9,413)
Non-agency	14	(1)	3	0	17	(1)
Total RMBS	23,285	(1,810)	36,806	(7,604)	60,091	(9,414)
Agency CMBS	4,325	(267)	3,214	(493)	7,539	(760)
Other securities	555	(7)	76	(3)	631	(10)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$30,629	$(2,141)	$40,544	$(8,133)	$71,173	$(10,274)
__________
(1)    Consists of approximately 2,740 and 2,840 securities in gross unrealized loss positions as of December 31, 2023 and 2022, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of December 31, 2023, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 2.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2023
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$1,927	$3,355	$0	$0	$5,282
RMBS(1):
Agency	1	107	1,123	61,717	62,948
Non-agency	0	0	5	685	690
Total RMBS	1	107	1,128	62,402	63,638
Agency CMBS(1)	259	2,623	3,502	1,939	8,323
Other securities	282	1,566	26	0	1,874
Total securities available for sale	$2,469	$7,651	$4,656	$64,341	$79,117
Amortized cost of securities available for sale	$2,491	$7,840	$5,038	$72,694	$88,063
Weighted-average yield for securities available for sale	3.71%	4.04%	3.45%	2.92%	3.08%
__________
(1)As of December 31, 2023, the weighted-average expected maturities of RMBS and Agency CMBS were 6.8 years and 4.6 years, respectively.
Table 2.4 Net Securities Gains or Losses and Proceeds from Sales
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Realized gains (losses):
Gross realized gains	$0	$1	$10
Gross realized losses	(34)	(10)	(8)
Net realized gains (losses)	$(34)	$(9)	$2
Total proceeds from sales	$290	$2,570	$2,776
Securities Pledged and Received
We pledged investment securities totaling $45.1 billion and $21.3 billion as of December 31, 2023 and 2022, respectively. These securities are primarily pledged to support our access to FHLB advances, the Bank Term Funding Program (“BTFP”) and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $16 million and $82 million as of December 31, 2023 and 2022, respectively, related to our derivative transactions.

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
Accrued interest receivable of $2.2 billion and $1.9 billion as of December 31, 2023 and 2022, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of December 31, 2023 and 2022. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 3.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$140,860	$1,968	$1,471	$3,367	$6,806	$147,666
International card businesses	6,552	116	76	137	329	6,881
Total credit card	147,412	2,084	1,547	3,504	7,135	154,547
Consumer Banking:
Auto	68,768	3,268	1,555	484	5,307	74,075
Retail banking	1,329	15	3	15	33	1,362
Total consumer banking	70,097	3,283	1,558	499	5,340	75,437
Commercial Banking:
Commercial and multifamily real estate	34,325	0	14	107	121	34,446
Commercial and industrial	55,861	0	0	181	181	56,042
Total commercial banking	90,186	0	14	288	302	90,488
Total loans(1)	$307,695	$5,367	$3,119	$4,291	$12,777	$320,472
% of Total loans	96.01%	1.68%	0.97%	1.34%	3.99%	100.00%

	December 31, 2022
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$127,066	$1,405	$975	$2,135	$4,515	$131,581
International card businesses	5,895	86	58	110	254	6,149
Total credit card	132,961	1,491	1,033	2,245	4,769	137,730
Consumer Banking:
Auto	73,467	3,101	1,418	387	4,906	78,373
Retail banking	1,518	13	4	17	34	1,552
Total consumer banking	74,985	3,114	1,422	404	4,940	79,925

151	Capital One Financial Corporation (COF)

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
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.4 billion as of both December 31, 2023 and 2022.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of December 31, 2023 and 2022. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 3.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2023			December 31, 2022
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$3,367	N/A	$0	$2,135	N/A	$0
International card businesses	132	$9	0	105	$9	0
Total credit card	3,499	9	0	2,240	9	0
Consumer Banking:
Auto	0	712	0	0	595	0
Retail banking	0	46	19	0	39	8
Total consumer banking	0	758	19	0	634	8
Commercial Banking:
Commercial and multifamily real estate	0	425	335	0	271	246
Commercial and industrial	55	336	193	0	430	294
Total commercial banking	55	761	528	0	701	540
Total	$3,554	$1,528	$547	$2,240	$1,344	$548
% of Total loans held for investment	1.11%	0.48%	0.17%	0.72%	0.43%	0.18%
__________
(1)We recognized interest income for loans classified as nonperforming of $91 million and $66 million for the years ended December 31, 2023 and 2022, respectively.

152	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio segment below.
Credit Card
Our credit card loan portfolio is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our credit card loan portfolio correlates to broad economic trends, such as the U.S. unemployment rate and U.S. Real Gross Domestic Product (“GDP”) growth rate, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our credit card loan portfolio is delinquency trends, including an analysis of loan migration between delinquency categories over time.
The table below presents our credit card portfolio by delinquency status as of December 31, 2023 and 2022.
Table 3.3: Credit Card Delinquency Status

	December 31, 2023			December 31, 2022
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$140,521	$339	$140,860	$126,811	$255	$127,066
30-59 days	1,940	28	1,968	1,388	17	1,405
60-89 days	1,454	17	1,471	964	11	975
Greater than 90 days	3,339	28	3,367	2,121	14	2,135
Total domestic credit card	147,254	412	147,666	131,284	297	131,581

International card businesses:
Current	6,521	31	6,552	5,866	29	5,895
30-59 days	112	4	116	83	3	86
60-89 days	72	4	76	55	3	58
Greater than 90 days	132	5	137	106	4	110
Total international card businesses	6,837	44	6,881	6,110	39	6,149
Total credit card	$154,091	$456	$154,547	$137,394	$336	$137,730

153	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of December 31, 2023 and 2022. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 3.4: Consumer Banking Portfolio by Vintage Year

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$12,219	$12,593	$9,505	$3,124	$1,213	$309	$38,963	$0	$0	$38,963
621-660	4,863	4,432	3,346	1,337	592	192	14,762	0	0	14,762
620 or below	6,647	5,539	4,283	2,349	1,131	401	20,350	0	0	20,350
Total auto	23,729	22,564	17,134	6,810	2,936	902	74,075	0	0	74,075

Retail banking—Delinquency status:
Current	98	157	57	65	117	468	962	363	4	1,329
30-59 days	1	0	1	1	0	1	4	11	0	15
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	0	8	8	6	1	15
Total retail banking	99	157	58	66	117	478	975	382	5	1,362
Total consumer banking	$23,828	$22,721	$17,192	$6,876	$3,053	$1,380	$75,050	$382	$5	$75,437

154	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of December 31, 2023 and 2022. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 3.5: Commercial Banking Portfolio by Internal Risk Ratings

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,068	$4,665	$2,773	$1,019	$2,104	$3,670	$17,299	$12,565	$25	$29,889
Criticized performing	148	1,494	706	284	463	904	3,999	133	0	4,132
Criticized nonperforming	65	26	124	0	47	163	425	0	0	425
Total commercial and multifamily real estate	3,281	6,185	3,603	1,303	2,614	4,737	21,723	12,698	25	34,446
Commercial and industrial
Noncriticized	6,909	11,935	6,994	3,566	2,359	5,117	36,880	14,822	167	51,869
Criticized performing	353	706	655	237	348	349	2,648	1,189	0	3,837
Criticized nonperforming	13	53	30	18	123	68	305	31	0	336
Total commercial and industrial	7,275	12,694	7,679	3,821	2,830	5,534	39,833	16,042	167	56,042
Total commercial banking	$10,556	$18,879	$11,282	$5,124	$5,444	$10,271	$61,556	$28,740	$192	$90,488

156	Capital One Financial Corporation (COF)

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
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective adoption method. The ASU eliminates the accounting guidance for TDRs and enhances disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The types of modifications we offer borrowers experiencing financial difficulty did not change as a result of ASU 2022-02. Under this new accounting guidance, FDMs are accumulated and the performance of each loan that received a FDM is reported on a rolling twelve month basis. For the reporting period ended December 31, 2023, FDMs and the related borrower performance information pertain to FDMs which occurred in the year ended December 31, 2023. For additional information on FDMs, see “Note 1—Summary of Significant Accounting Policies.”
For the reporting periods prior to adoption of ASU 2022-02, our previous TDR disclosures are included below in the “Troubled Debt Restructurings” section. For additional information on loan modifications classified as a TDR prior to January 1, 2023, see “Note 1—Summary of Significant Accounting Policies.” FDM disclosures are not directly comparable to the prior period TDR disclosures due to differences in the respective accounting guidance and disclosure requirements.

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during for the year ended December 31, 2023.
Table 3.6: Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$590	$97	$687	—	—	—	—	—	—	$687
Term extension	—	—	—	$65	$6	$71	$463	$436	$899	970
Principal balance reduction	—	—	—	21	—	21	—	—	—	21
Principal balance reduction and term extension	—	—	—	—	—	—	—	11	11	11
Interest rate reduction and term extension	12	—	12	672	1	673	—	26	26	711
Other(1)	—	—	—	4	3	7	2	451	453	460
Total loans modified	$602	$97	$699	$762	$10	$772	$465	$924	$1,389	$2,860
% of total class of receivables	0.41%	1.41%	0.45%	1.03%	0.74%	1.02%	1.35%	1.65%	1.54%	0.89%
__________
(1)Consumer Banking and Commercial Banking consists of modifications other than interest rate reduction, term extension, or principal balance reduction.
Table 3.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2023
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.32%	27.10%	8.72%	2.00%	—	0.25%
Payment delay duration (in months)	12	—	5.93	10.35	13.38	6.79
Principal balance reduction	—	—	$1	—	$20	$3

159	Capital One Financial Corporation (COF)

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
The following table presents FDMs over a rolling 12 month period by delinquency status as of December 31, 2023.
Table 3.8 Delinquency Status of Loan Modifications to Borrowers Experiencing Financial Difficulty(1)

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$384	$81	$46	$91	$218	$602
International card businesses	49	9	9	30	48	97
Total credit card	433	90	55	121	266	699
Consumer Banking:
Auto	548	107	76	31	214	762
Retail banking	10	0	0	0	0	10
Total consumer banking	558	107	76	31	214	772
Commercial Banking:
Commercial and multifamily real estate	426	0	0	39	39	465
Commercial and industrial	820	0	0	104	104	924
Total commercial banking	1,246	0	0	143	143	1,389
Total	$2,237	$197	$131	$295	$623	$2,860
__________
(1)Commitments to lend additional funds on FDMs totaled $109 million as of December 31, 2023.

160	Capital One Financial Corporation (COF)

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
The following table presents FDMs that entered subsequent default for the year ended December 31, 2023.
Table 3.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$89	$0	$1	$90
International card businesses	20	0	0	20
Total credit card	109	0	1	110
Consumer Banking:
Auto	0	15	235	250
Total consumer banking	0	15	235	250
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$109	$112	$236	$457

161	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the years ended December 31, 2022 and 2021.
Table 3.10: Troubled Debt Restructurings(1)

		Year Ended December 31, 2022
		Reduced Interest Rate		Term Extension
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)
Credit Card:
Domestic credit card	$306	100%	16.54%	N/A	N/A
International card businesses	127	100	27.42	N/A	N/A
Total credit card	433	100	19.73	N/A	N/A
Consumer Banking:
Auto	1,070	57	8.53	97%	4
Retail banking	7	N/A	N/A	92	13
Total consumer banking	1,077	57	8.53	97	4
Commercial Banking:
Commercial and multifamily real estate	385	8	0.28	84	13
Commercial and industrial	357	N/A	N/A	64	13
Total commercial banking	742	4	0.28	74	13
Total	$2,252

		Year Ended December 31, 2021
		Reduced Interest Rate		Term Extension		Balance Reduction
(Dollars in millions)	Total Loans Modified(2)	% of TDR Activity(3)	Average Rate Reduction	% of TDR Activity(3)	Average Term Extension (Months)	% of TDR Activity(3)	Gross Balance Reduction
Credit Card:
Domestic credit card	$154	100%	15.90%	N/A	N/A	N/A	N/A
International card businesses	123	100	27.70	N/A	N/A	N/A	N/A
Total credit card	277	100	21.15	N/A	N/A	N/A	N/A
Consumer Banking:
Auto	371	43	8.72	93%	4	0%	$1
Retail banking	3	13	2.94	30	42	N/A	N/A
Total consumer banking	374	42	8.70	93	4	0	1
Commercial Banking:
Commercial and multifamily real estate	49	21	1.19	85	11	N/A	N/A
Commercial and industrial	112	N/A	N/A	30	6	N/A	N/A
Total commercial banking	161	6	1.19	46	9	N/A	N/A
Total	$812
__________
(1)Commitments to lend additional funds on loans modified in TDRs totaled $219 million and $168 million as of December 31, 2022 and 2021, respectively.

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
Table 3.11: TDR—Subsequent Defaults

	Year Ended December 31,
	2022		2021
(Dollars in millions)	Number of Contracts	Amount	Number of Contracts	Amount
Credit Card:
Domestic credit card	37,029	$75	18,694	$35
International card businesses	74,432	79	58,914	87
Total credit card	111,461	154	77,608	122
Consumer Banking:
Auto	16,100	285	8,847	136
Retail banking	1	1	9	0
Total consumer banking	16,101	286	8,856	136
Commercial Banking:
Commercial and multifamily real estate	2	27	1	50
Commercial and industrial	5	56	7	120
Total commercial banking	7	83	8	170
Total	127,569	$523	86,472	$428
Loans Pledged
We pledged loan collateral of $7.4 billion and $9.8 billion to secure a portion of our FHLB borrowing capacity of $32.1 billion and $19.9 billion as of December 31, 2023 and 2022, respectively. We also pledged loan collateral of $78.3 billion and $34.1 billion to secure our Federal Reserve Discount Window borrowing capacity of $41.4 billion and $19.7 billion as of December 31, 2023 and 2022, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 5—Variable Interest Entities and Securitizations” for additional information.
Loans Held for Sale
Our total loans held for sale was $854 million and $203 million as of December 31, 2023 and 2022, respectively. We originated for sale $4.4 billion, $8.6 billion and $9.1 billion of commercial multifamily real estate loans in 2023, 2022 and 2021, respectively, and typically retain servicing rights upon the sale of these loans.
Revolving Loans Converted to Term Loans
For the years ended December 31, 2023 and 2022, we converted $617 million and $441 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
For credit card loans, finance charges and fees are charged off simultaneously with the charge-off of other components of amortized cost as a reduction of revenue. Total net revenue was reduced by $1.9 billion, $946 million and $629 million in 2023, 2022 and 2021, respectively, for finance charges and fees charged-off as uncollectible.
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
See “Note 1—Summary of Significant Accounting Policies” for further discussion of the methodology and policies for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2023, 2022 and 2021. Our allowance for credit losses increased by $2.1 billion to $15.3 billion as of December 31, 2023 from 2022.
Table 4.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2020	$11,191	$2,715	$1,658	$15,564
Charge-offs	(3,481)	(1,211)	(48)	(4,740)
Recoveries(1)	1,525	935	46	2,506
Net charge-offs	(1,956)	(276)	(2)	(2,234)
Benefit for credit losses	(902)	(521)	(489)	(1,912)
Allowance release for credit losses	(2,858)	(797)	(491)	(4,146)
Other changes(2)	12	0	0	12
Balance as of December 31, 2021	8,345	1,918	1,167	11,430
Reserve for unfunded lending commitments:
Balance as of December 31, 2020	0	0	195	195
Provision (benefit) for losses on unfunded lending commitments	0	0	(30)	(30)
Balance as of December 31, 2021	0	0	165	165
Combined allowance and reserve as of December 31, 2021	$8,345	$1,918	$1,332	$11,595

164	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(4,362)	(1,614)	(88)	(6,064)
Recoveries(1)	1,314	760	17	2,091
Net charge-offs	(3,048)	(854)	(71)	(3,973)
Provision (benefit) for credit losses	4,265	1,173	362	5,800
Allowance build for credit losses	1,217	319	291	1,827
Other changes(2)	(17)	0	0	(17)
Balance as of December 31, 2022	9,545	2,237	1,458	13,240
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	53	53
Balance as of December 31, 2022	0	0	218	218
Combined allowance and reserve as of December 31, 2022	$9,545	$2,237	$1,676	$13,458
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(7,787)	(2,327)	(588)	(10,702)
Recoveries(1)	1,315	963	10	2,288
Net charge-offs	(6,472)	(1,364)	(578)	(8,414)
Provision for credit losses	8,651	1,169	665	10,485
Allowance build (release) for credit losses	2,179	(195)	87	2,071
Other changes(2)	48	0	0	48
Balance as of December 31, 2023	11,709	2,042	1,545	15,296
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(60)	(60)
Balance as of December 31, 2023	0	0	158	158
Combined allowance and reserve as of December 31, 2023	$11,709	$2,042	$1,703	$15,454
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents the initial allowance for PCD loans and foreign currency translation adjustments. The initial allowance of PCD loans was $32 million, $10 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures as of January 1, 2023.
On January 1, 2023, we adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures using the modified retrospective approach, which consists of implementing disclosure requirements prospectively as of the adoption date. The ASU requires public entities to disclose current-period gross charge-offs by year of origination for financing receivables, with an exception for credit cards as they are revolving in nature.
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
The table below presents gross charge-offs for loans held for investment by vintage year during the year ended December 31, 2023.
Table 4.2: Gross Charge-Offs by Vintage Year

	Year Ended December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$7,261	$87	$7,348
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	425	14	439
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7,686	101	7,787
Consumer Banking
Auto	$141	$780	$710	$327	$183	$111	$2,252	0	0	2,252
Retail banking	0	0	2	0	0	0	2	72	1	75
Total consumer banking	141	780	712	327	183	111	2,254	72	1	2,327
Commercial Banking
Commercial and multifamily real estate	0	33	60	22	158	219	492	0	0	492
Commercial and industrial	2	9	0	0	57	11	79	17	0	96
Total commercial banking	2	42	60	22	215	230	571	17	0	588
Total	$143	$822	$772	$349	$398	$341	$2,825	$7,775	$102	$10,702

166	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2023, 2022 and 2021.
Table 4.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Estimated reimbursements from partners, beginning of period	$1,558	$1,450	$2,159
Amounts due from partners for charged off loans	(980)	(515)	(438)
Change in estimated partner reimbursements that decreased (increased) provision for credit losses(1)	1,436	623	(271)
Estimated reimbursements from partners, end of period	$2,014	$1,558	$1,450
__________
(1)Includes adjustments for PCD loans acquired in the first quarter of 2023.

167	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2023 and 2022. We separately present information for consolidated and unconsolidated VIEs.
Table 5.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$25,474	$14,692	$0	$0	$0
Auto loan securitizations	5,019	4,021	0	0	0
Total securitization-related VIEs	30,493	18,713	0	0	0
Other VIEs:(3)
Affordable housing entities	297	23	5,726	2,085	5,726
Entities that provide capital to low-income and rural communities	2,498	10	0	0	0
Other(4)	0	0	449	0	449
Total other VIEs	2,795	33	6,175	2,085	6,175
Total VIEs	$33,288	$18,746	$6,175	$2,085	$6,175

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,620	$13,877	$0	$0	$0
Auto loan securitizations	4,863	4,002	0	0	0
Total securitization-related VIEs	28,483	17,879	0	0	0
Other VIEs:(3)
Affordable housing entities	261	19	4,944	1,596	4,944
Entities that provide capital to low-income and rural communities	2,301	10	0	0	0
Other(4)	0	0	337	0	337
Total other VIEs	2,562	29	5,281	1,596	5,281
Total VIEs	$31,045	$17,908	$5,281	$1,596	$5,281
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.6 billion of assets and $989 million of liabilities as of December 31, 2023 and $2.3 billion of assets and $616 million of liabilities as of December 31, 2022.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to government-sponsored enterprises (“GSEs”) who may, in turn, securitize them. We retain the related MSR and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either solely invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and ourselves. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 18—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 6—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 2—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 3—Loans” for additional information regarding our lending arrangements in the normal course of business.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2023 and 2022.
Table 5.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
December 31, 2023:
Securities held by third-party investors	$14,029	$4,014
Receivables in the trusts	26,404	4,839
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2022:
Securities held by third-party investors	$12,976	$3,997
Receivables in the trusts	24,367	4,682
Cash balance of spread or reserve accounts	0	23
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the year ended December 31, 2023 and 2022, we recognized amortization of $682 million and $637 million, respectively, and tax credits of $721 million and $664 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.5 billion and $4.9 billion as of December 31, 2023 and 2022, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.3 billion and $1.8 billion as of December 31, 2023 and 2022 respectively, and is largely expected to be paid from 2024 to 2027.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.7 billion and $4.9 billion as of December 31, 2023 and 2022, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.6 billion and $12.5 billion as of December 31, 2023 and 2022, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.5 billion and $2.3 billion as of December 31, 2023 and 2022, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $449 million and $337 million as of December 31, 2023 and 2022, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of December 31, 2023 and 2022. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 6.1: Components of Goodwill, Other Intangible Assets and MSRs

	December 31, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$15,065	N/A	$15,065	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(96)	273	7.1 years
Other(1)	171	(134)	37	5.7 years
Total other intangible assets	540	(230)	310	6.9 years
Total goodwill and other intangible assets	$15,605	$(230)	$15,375
Commercial MSRs(2)	$653	$(263)	$390

	December 31, 2022
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$14,777	N/A	$14,777	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	147	$(26)	121	7.8 years
Other(1)	195	(157)	38	5.4 years
Total other intangible assets	342	(183)	159	7.3 years
Total goodwill and other intangible assets	$15,119	$(183)	$14,936
Commercial MSRs(2)	$660	$(223)	$437
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method under which we recorded $88 million and $93 million of amortization expense for the years ended December 31, 2023 and 2022, respectively.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for the years ended December 31, 2023, 2022 and 2021. We did not recognize any goodwill impairment during 2023, 2022 and 2021.
Table 6.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2020	$5,088	$4,645	$4,920	$14,653
Acquisitions	0	0	130	130
Other adjustments(1)	(1)	0	0	(1)
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
Other adjustments(1)	(9)	0	4	(5)
Balance as of December 31, 2022	5,078	4,645	5,054	14,777
Acquisitions	273	0	0	273
Other adjustments(1)	15	0	0	15
Balance as of December 31, 2023	$5,366	$4,645	$5,054	$15,065
__________
(1)Primarily represents foreign currency translation adjustments and measurement period adjustments.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
In connection with our acquisitions, we recorded intangible assets that include PCCR, sponsorship, customer and merchant relationships, partnership, trade names, and other customer contract intangibles. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships. There were no impairments of intangible assets in 2023 and 2021. There was a $10 million impairment of intangible assets in 2022.
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2023, 2022, 2021 and the estimated future amortization expense for intangible assets as of December 31, 2023:
Table 6.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2021	$29
2022	60
2023	82
Estimated future amounts for the year ending December 31,
2024	77
2025	65
2026	52
2027	41
2028	31
Thereafter	36
Total estimated future amounts	$302

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2023 and 2022.
Table 7.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2023	December 31, 2022
Land	$305	$320
Buildings and improvements	4,297	4,345
Furniture and equipment	1,800	1,831
Computer software	2,863	2,213
In progress	291	646
Total premises and equipment, gross	9,556	9,355
Less: Accumulated depreciation and amortization	(5,181)	(5,004)
Total premises and equipment, net	$4,375	$4,351
Depreciation and amortization expense was $939 million, $790 million and $775 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Leases
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities.
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
The following tables present information about our operating lease portfolio and the related lease costs as of and for the years ended December 31, 2023 and 2022.
Table 7.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2023	December 31, 2022
Right-of-use assets	$1,009	$1,128
Lease liabilities	1,312	1,458
Weighted-average remaining lease term	8.2 years	8.4 years
Weighted-average discount rate	3.2%	3.1%

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 7.3 Total Operating Lease Expense and Other Information

	Year Ended December 31,
(Dollars in millions)	2023	2022
Operating lease cost	$241	$280
Variable lease cost	47	42
Total lease cost	288	322
Sublease income	(18)	(16)
Net lease cost	$270	$306
Cash paid for amounts included in the measurement of lease liabilities	$285	$320
Right-of-use assets obtained in exchange for lease liabilities	83	221
The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2023.
Table 7.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2023
2024	$241
2025	212
2026	194
2027	170
2028	151
Thereafter	541
Total undiscounted lease payments	1,509
Less: Imputed interest	197
Total lease liabilities	$1,312
As of December 31, 2023, we had approximately $15 million and $27 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 4.1 years. As of December 31, 2022, we had approximately $22 million and $33 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 3.3 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $16 million and $14 million of total finance lease expense for the years ended December 31, 2023 and 2022, respectively.

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2023 and 2022. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2023	December 31, 2022
Deposits:
Non-interest-bearing deposits	$28,024	$32,203
Interest-bearing deposits(1)	320,389	300,789
Total deposits	$348,413	$332,992
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$538	$883
Total short-term borrowings	$538	$883

	December 31, 2023				December 31, 2022
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2024-2028	0.55% - 6.21%	3.01%	$18,043	$16,973
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2024-2034	0.80 - 7.62	4.45	27,168	24,134
Floating unsecured senior debt	2025	6.75	6.75	349	1,597
Total unsecured senior debt			4.48	27,517	25,731
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,731	5,095
Total senior and subordinated notes				31,248	30,826
Other long-term borrowings	2024-2031	0.36 - 9.91	6.51	27	33
Total long-term debt				$49,318	$47,832
Total short-term borrowings and long-term debt				$49,856	$48,715
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of December 31, 2023, the total time deposit amount with some portion in excess of the insured amount was $15.8 billion and the portion of total time deposits estimated to be uninsured was $9.0 billion. As of December 31, 2022, the total time deposit amount with some portion in excess of the insured amount was $6.1 billion and the portion of total time deposits estimated to be uninsured was $2.0 billion.
(2)Includes $1.3 billion and $1.2 billion of Euro (“EUR”) denominated unsecured notes as of December 31, 2023 and 2022, respectively.

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value of our interest-bearing time deposits with contractual maturities, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2023.
Table 8.2: Maturity Profile of Borrowings

(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Interest-bearing time deposits	$60,838	$10,971	$3,232	$5,932	$1,747	$294	$83,014
Securitized debt obligations	4,085	6,519	3,607	1,621	2,211	0	18,043
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	0	0	0	0	0	538
Senior and subordinated notes	3,026	4,480	4,407	4,198	2,862	12,275	31,248
Other borrowings	9	6	5	3	3	1	27
Total	$68,496	$21,976	$11,251	$11,754	$6,823	$12,570	$132,870

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives and Accounting for Derivatives
We regularly enter into derivative transactions to support our overall risk management activities. Our primary market risks stem from the impact on our earnings and economic value of equity due to changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity by employing several techniques, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. We also use foreign currency derivatives to limit our earnings and capital exposures to foreign exchange risk by hedging exposures denominated in foreign currencies. We primarily use interest rate and foreign currency swaps to perform these hedging activities, but we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We designate these risk management derivatives as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are further designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives are economic hedges that do not qualify for hedge accounting.
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
See below for additional information on our use of derivatives and how we account for them:
•Fair Value Hedges: We designate derivatives as fair value hedges when they are used to manage our exposure to changes in the fair value of certain financial assets and liabilities, which fluctuate in value as a result of movements in interest rates. Changes in the fair value of derivatives designated as fair value hedges are presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. We enter into receive-fixed, pay-float interest rate swaps to hedge changes in the fair value of outstanding fixed rate debt and deposits due to fluctuations in market interest rates. We also enter into pay-fixed, receive-float interest rate swaps to hedge changes in the fair value of fixed rate investment securities.
•Cash Flow Hedges: We designate derivatives as cash flow hedges when they are used to manage our exposure to variability in cash flows related to forecasted transactions. Changes in the fair value of derivatives designated as cash flow hedges are recorded as a component of AOCI. Those amounts are reclassified into earnings in the same period during which the hedged forecasted transactions impact earnings and presented in the same line item in our consolidated statements of income as the earnings effect of the hedged items. We enter into receive-fixed, pay-float interest rate swaps and interest rate floors to modify the interest rate characteristics of designated credit card and commercial loans from floating to fixed in order to reduce the impact of changes in forecasted future cash flows due to fluctuations in market interest rates. We also enter into foreign currency forward contracts to hedge our exposure to variability in cash flows related to intercompany borrowings denominated in foreign currencies.
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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2023 and 2022, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2023			December 31, 2022
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$68,987	$18	$26	$60,956	$3	$53
Cash flow hedges	70,350	216	23	30,350	0	451
Total interest rate contracts	139,337	234	49	91,306	3	504
Foreign exchange contracts:
Fair value hedges	1,380	0	113	1,338	0	211
Cash flow hedges	2,488	0	66	2,175	4	14
Net investment hedges	4,870	1	89	4,147	78	91
Total foreign exchange contracts	8,738	1	268	7,660	82	316
Total derivatives designated as accounting hedges	148,075	235	317	98,966	85	820
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	103,489	1,188	1,382	91,601	1,140	1,873
Commodity contracts	33,495	1,161	1,147	28,935	1,756	1,738
Foreign exchange and other contracts	5,153	50	47	4,926	74	78
Total customer accommodation	142,137	2,399	2,576	125,462	2,970	3,689
Other interest rate exposures(2)	872	21	31	1,135	34	22
Other contracts	2,955	20	8	2,238	9	19
Total derivatives not designated as accounting hedges	145,964	2,440	2,615	128,835	3,013	3,730
Total derivatives	$294,039	$2,675	$2,932	$227,801	$3,098	$4,550
Less: netting adjustment(3)		(1,005)	(597)		(1,134)	(1,235)
Total derivative assets/liabilities		$1,670	$2,335		$1,964	$3,315
__________
(1)Does not reflect $2 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2023 and 2022, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
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
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2023 and 2022.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2023			December 31, 2022
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$6,108	$(8)	$126	$3,983	$(80)	$200
Interest-bearing deposits	(17,374)	277	0	(17,280)	500	(1)
Securitized debt obligations	(13,375)	503	0	(11,921)	748	0
Senior and subordinated notes	(30,899)	971	(372)	(24,544)	1,542	(527)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $2.2 billion and $236 million as of December 31, 2023 and 2022, respectively. The amount of the designated hedged items was $1.5 billion and $225 million as of December 31, 2023 and 2022, respectively. The cumulative basis adjustments associated with these hedges was $33 million and $13 million as of December 31, 2023 and 2022, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2023 and 2022. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of December 31, 2023
Derivative assets(1)	$2,675	$(433)	$(572)	$1,670	$(22)	$1,648
As of December 31, 2022
Derivative assets(1)	3,098	(759)	(375)	1,964	(96)	1,868

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of December 31, 2023
Derivative liabilities(1)	$2,932	$(433)	$(164)	$2,335	$(13)	$2,322
Repurchase agreements(2)	538	0	0	538	(538)	0
As of December 31, 2022
Derivative liabilities(1)	4,550	(759)	(476)	3,315	(85)	3,230
Repurchase agreements(2)	883	0	0	883	(883)	0
__________
(1)We received cash collateral from derivative counterparties totaling $858 million and $608 million as of December 31, 2023 and 2022, respectively. We also received securities from derivative counterparties with a fair value of approximately $16 million and $82 million as of December 31, 2023 and 2022, respectively, which we have the ability to re-pledge. We posted $1.7 billion and $2.3 billion of cash collateral as of December 31, 2023 and 2022, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $549 million and $900 million as of December 31, 2023 and 2022, respectively, primarily consisting of agency RMBS securities.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2023, 2022 and 2021.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,550	$37,410	$1,978	$(9,489)	$(959)	$(2,204)	$1,120
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$158	$0	$0	$(385)	$(414)	$(1,036)	$0
Gains (losses) recognized on derivatives	(149)	0	0	220	244	733	42
Gains (losses) recognized on hedged items(1)	72	0	0	(223)	(245)	(575)	(42)
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$81	$0	$0	$(388)	$(415)	$(881)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(1,205)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	11	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(1,205)	$11	$0	$0	$0	$0

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,884	$28,910	$443	$(2,535)	$(384)	$(1,074)	$914
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$48	$0	$0	$2	$(48)	$(197)	$0
Gains (losses) recognized on derivatives	276	0	0	(542)	(698)	(1,893)	(84)
Gains (losses) recognized on hedged items(1)	(366)	0	0	546	699	2,059	83
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(42)	$0	$0	$6	$(47)	$(34)	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(121)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	3	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$(121)	$3	$0	$0	$0	$(1)

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,446	$24,263	$60	$(956)	$(119)	$(488)	$824
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$(92)	$0	$0	$126	$123	$209	$0
Gains (losses) recognized on derivatives	207	0	0	(168)	(237)	(799)	(106)
Gains (losses) recognized on hedged items(1)	(299)	0	0	167	220	941	106
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(184)	$0	$0	$125	$106	$348	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$38	$919	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	1	0	0	0	1
Net income (expense) recognized on cash flow hedges	$38	$919	$1	$0	$0	$0	$1
_________
(1)Includes amortization benefit of $79 million, $78 million and $39 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $66 million and $17 million for the year ended December 31, 2023 and 2022, and gain of $163 million for year ended December 31, 2021, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $712 million recorded in AOCI as of December 31, 2023 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.2 years as of December 31, 2023. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years ended December 31, 2023, 2022 and 2021. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$34	$40	$32
Commodity contracts	39	49	28
Foreign exchange and other contracts	16	14	7
Total customer accommodation	89	103	67
Other interest rate exposures	264	76	(5)
Other contracts	(29)	(38)	(12)
Total	$324	$141	$50

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of December 31, 2023 and 2022.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2023	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2023	December 31, 2022
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table presents the changes in AOCI by component for the years ended December 31, 2023, 2022 and 2021.
Table 10.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments (2)	Other	Total
AOCI as of December 31, 2020	$2,186	$1,362	$(31)	$(23)	$3,494
Other comprehensive income (loss) before reclassifications	(1,887)	(396)	10	7	(2,266)
Amounts reclassified from AOCI into earnings	(2)	(848)	0	(4)	(854)
Other comprehensive income (loss), net of tax	(1,889)	(1,244)	10	3	(3,120)
AOCI as of December 31, 2021	297	118	(21)	(20)	374
Other comprehensive income (loss) before reclassifications	(7,980)	(2,404)	1	(17)	(10,400)
Amounts reclassified from AOCI into earnings	7	104	0	(1)	110
Other comprehensive income (loss), net of tax	(7,973)	(2,300)	1	(18)	(10,290)
AOCI as of December 31, 2022	(7,676)	(2,182)	(20)	(38)	(9,916)
Other comprehensive income (loss) before reclassifications	881	(268)	46	7	666
Amounts reclassified from AOCI into earnings	26	957	0	(1)	982
Other comprehensive income, net of tax	907	689	46	6	1,648
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive losses of $126 million and gains of $305 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively, from hedging instruments designated as net investment hedges.

189	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2023, 2022 and 2021.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2023	2022	2021
Securities available for sale:
	Non-interest income (loss)	$(34)	$(9)	$2
	Income tax provision (benefit)	(8)	(2)	0
	Net income (loss)	(26)	(7)	2
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(1,205)	(121)	957
Foreign exchange contracts:	Interest income	11	3	1
	Interest expense	(3)	(3)	(3)
	Non-interest income (loss)	(66)	(17)	163
	Income (loss) from continuing operations before income taxes	(1,263)	(138)	1,118
	Income tax provision (benefit)	(306)	(34)	270
	Net income (loss)	(957)	(104)	848
Other:
	Non-interest income and non-interest expense	1	1	5
	Income tax provision (benefit)	0	0	1
	Net income	1	1	4
Total reclassifications		$(982)	$(110)	$854
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2023, 2022 and 2021.
Table 10.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2023			2022			2021
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$1,183	$276	$907	$(10,516)	$(2,543)	$(7,973)	$(2,486)	$(597)	$(1,889)
Net unrealized gains (losses) on hedging relationships	906	217	689	(3,032)	(732)	(2,300)	(1,640)	(396)	(1,244)
Foreign currency translation adjustments(1)	6	(40)	46	98	97	1	17	7	10
Other	8	2	6	(24)	(6)	(18)	4	1	3
Other comprehensive income (loss)	$2,103	$455	$1,648	$(13,474)	$(3,184)	$(10,290)	$(4,105)	$(985)	$(3,120)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

190	Capital One Financial Corporation (COF)

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
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Part I—Item 1. Business—Supervision and Regulation—Basel III Finalization Proposal.”
The Federal Reserve, OCC, and the Federal Deposit Insurance Corporation (“FDIC”) (collectively, “Federal Banking Agencies”) adopted a final rule (“CECL Transition Rule”) that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital (the “CECL Transition Election”). We adopted the CECL standard (for accounting purposes) as of January 1, 2020, and made the CECL Transition Election (for regulatory capital purposes) in the first quarter of 2020. Therefore, the applicable amounts presented in this Report reflect such election.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 50% of this amount as of December 31, 2023. The remaining $1.2 billion will be phased in on January 1, 2024 and 2025 at $600 million per year. As of December 31, 2023, the Company’s

191	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CET1 capital ratio, reflecting the CECL Transition Rule, was 12.9% and would have been 12.6% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For additional information about the regulatory capital rules to which we are subject, including recent proposed amendments to these rules, see “Part I—Item 1. Business—Supervision and Regulation.”
The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III standardized approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standard for each ratio as of December 31, 2023 and 2022.
Table 11.1: Capital Ratios Under Basel III(1)

	December 31, 2023				December 31, 2022
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$47,615	12.9%	4.5%	N/A	$44,731	12.5%	4.5%	N/A
Tier 1 capital(3)	52,460	14.2	6.0	6.0%	49,576	13.9	6.0	6.0%
Total capital(4)	59,124	16.0	8.0	10.0	56,714	15.8	8.0	10.0
Tier 1 leverage(5)	52,460	11.2	4.0	N/A	49,576	11.1	4.0	N/A
Supplementary leverage(6)	52,460	9.6	3.0	N/A	49,576	9.5	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	47,933	13.1	4.5	6.5	46,630	13.1	4.5	6.5
Tier 1 capital(3)	47,933	13.1	6.0	8.0	46,630	13.1	6.0	8.0
Total capital(4)	52,636	14.3	8.0	10.0	51,165	14.4	8.0	10.0
Tier 1 leverage(5)	47,933	10.3	4.0	5.0	46,630	10.5	4.0	5.0
Supplementary leverage(6)	47,933	8.8	3.0	N/A	46,630	9.0	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)CET1 capital ratio is a regulatory capital measure calculated based on CET1 capital divided by risk-weighted assets.
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
We exceeded the minimum capital requirements and the Bank exceeded the minimum regulatory requirements and was well-capitalized under PCA requirements as of both December 31, 2023 and 2022.
Regulatory restrictions exist that limit the ability of CONA to transfer funds to our BHC. As of December 31, 2023, funds available for dividend payments from the Bank were $5.2 billion. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends to stockholders.

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021. Dividends and undistributed earnings allocated to participating securities represent the application of the “two-class” method as described in “Note 1—Summary of Significant Accounting Policies.”
Table 12.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2023	2022	2021
Income from continuing operations, net of tax	$4,887	$7,360	$12,394
Income (loss) from discontinued operations, net of tax	0	0	(4)
Net income	4,887	7,360	12,390
Dividends and undistributed earnings allocated to participating securities	(77)	(88)	(105)
Preferred stock dividends	(228)	(228)	(274)
Issuance cost for redeemed preferred stock	0	0	(46)
Net income available to common stockholders	$4,582	$7,044	$11,965

Total weighted-average basic common shares outstanding	382.4	391.8	442.5
Effect of dilutive securities:(1)
Stock options	0.1	0.3	0.7
Other contingently issuable shares	0.9	1.1	1.0
Total effect of dilutive securities	1.0	1.4	1.7
Total weighted-average diluted common shares outstanding	383.4	393.2	444.2
Basic earnings per common share:
Net income from continuing operations	$11.98	$17.98	$27.05
Income (loss) from discontinued operations	0.00	0.00	(0.01)
Net income per basic common share	$11.98	$17.98	$27.04
Diluted earnings per common share:(1)
Net income from continuing operations	$11.95	$17.91	$26.95
Income (loss) from discontinued operations	0.00	0.00	(0.01)
Net income per diluted common share	$11.95	$17.91	$26.94
__________
(1)Excluded from the computation of diluted earnings per share were awards of 27 thousand shares, 24 thousand shares and 26 thousand shares for the years ended December 31, 2023, 2022 and 2021, respectively, because their inclusion would be anti-dilutive. There were no options excluded from the computation for the years ended December 31, 2023, 2022 and 2021.

193	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees and directors. As of December 31, 2023, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 81 million common shares in various forms, primarily share-settled RSUs, PSUs and non-qualified stock options. Of this amount, approximately 23 million shares remain available for future issuance as of December 31, 2023. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2023, 2022 and 2021 resulted in cash payments to associates of $4 million, $8 million and $7 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2023.
Total stock-based compensation expense recognized during 2023, 2022 and 2021 was $513 million, $314 million and $331 million, respectively. The total income tax benefit for stock-based compensation recognized during 2023, 2022 and 2021 was $99 million, $75 million and $62 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. Related to the Purchase Plan, we recognized compensation expense of $39 million, $36 million and $33 million for 2023, 2022 and 2021, respectively. We also maintain a Dividend Reinvestment and Stock Purchase Plan, which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
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
PSUs represent share-settled awards that contain performance conditions and are granted to certain employees at no cost to the recipient. PSUs generally vest over three years from the date of grant; however, some PSUs cliff vest on or shortly after the third anniversary of the grant date. The number of PSUs that vest over three years can be reduced by 50% or 100% depending on whether specific performance goals are met during the vesting period. The number of three-year cliff vesting PSUs that will ultimately vest is contingent upon meeting specific performance goals over a three-year period. These PSUs also include an opportunity to receive from 0% to 150% of the target number of common shares.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of 2023 activity for RSUs and PSUs.
Table 13.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2023	5,056	$124.92	1,703	$125.55
Granted(2)	3,716	113.08	1,081	115.09
Vested	(2,078)	124.81	(811)	111.80
Forfeited	(247)	124.11	(18)	123.92
Unvested as of December 31, 2023	6,447	$118.16	1,955	$125.49
_________
(1)Granted and vested include adjustments for achievement of specific performance goals for PSUs granted in prior periods.
(2)The weighted-average grant date fair value of RSUs was $141.71 and $127.37 in 2022 and 2021, respectively. The weighted-average grant date fair value of PSUs was $139.00 and $112.51 in 2022 and 2021, respectively.
The total fair value of RSUs that vested during 2023, 2022 and 2021 was $233 million, $248 million and $202 million, respectively. The total fair value of PSUs that vested was $91 million, $127 million and $94 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, the unrecognized compensation expense related to unvested RSUs is $411 million, which is expected to be amortized over a weighted-average period of approximately 1.8 years; and the unrecognized compensation related to unvested PSUs was $46 million, which is expected to be amortized over a weighted-average period of approximately 1.1 years.
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
The following table presents a summary of 2023 activity for stock options and the balance of stock options exercisable as of December 31, 2023.
Table 13.2: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	541	$75.12
Granted	0	0.00
Exercised	(137)	74.10
Forfeited	0	0.00
Expired	0	0.00
Outstanding and Exercisable as of December 31, 2023	404	$75.46	2.18 years	$22
There were no stock options granted in 2023, 2022 and 2021. The total intrinsic value of stock options exercised during 2023, 2022 and 2021 was $5 million, $18 million and $80 million, respectively.

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. We contributed a total of $492 million, $444 million and $378 million to these plans during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Table 14.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2023	2022	2023	2022
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$128	$163	$12	$16
Service cost	1	1	0	0
Interest cost	7	4	0	0
Benefits paid	(10)	(11)	(2)	(1)
Actuarial loss (gain)	1	(29)	0	(3)
Accumulated benefit obligation as of December 31,	$127	$128	$10	$12
Change in plan assets:
Fair value of plan assets as of January 1,	$222	$273	$5	$6
Actual return on plan assets	23	(41)	1	(1)
Employer contributions	1	1	1	1
Benefits paid	(10)	(11)	(2)	(1)
Fair value of plan assets as of December 31,	$236	$222	$5	$5
Over (under) funded status as of December 31,	$109	$94	$(5)	$(7)

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2023	2022	2023	2022
Balance sheet presentation as of December 31,
Other assets	$117	$102	$0	$0
Other liabilities	(8)	(8)	(5)	(7)
Net amount recognized as of December 31,	$109	$94	$(5)	$(7)

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit gain for our defined benefit pension plans and other postretirement benefit plan totaled $6 million, $8 million and $12 million in 2023, 2022 and 2021, respectively. We recognized pre-tax gains of $9 million in 2023, pre-tax losses of $24 million in 2022 and pre-tax gains of $4 million in AOCI for our defined benefit pension plans and other postretirement benefit plan in 2021.
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of net actuarial losses of $47 million and $57 million for our defined benefit pension plans as of December 31, 2023 and 2022, respectively, and net actuarial gains of $2 million and $3 million for our other postretirement benefit plan as of December 31, 2023 and 2022, respectively. There was no meaningful prior service cost recognized in AOCI.
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
As of December 31, 2023 and 2022, our plan assets totaled $241 million and $227 million, respectively. We invested substantially all our plan assets in common collective trusts, which primarily consist of domestic and international equity securities, government securities and corporate and municipal bonds. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2023 and 2022. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy, see “Note 16—Fair Value Measurement.”
Expected Future Benefit Payments
As of December 31, 2023, the benefits expected to be paid in the next ten years totaled $105 million for our defined pension benefit plans and $10 million for our other postretirement benefit plan, respectively.

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—INCOME TAXES
We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Current income tax expense represents our estimated taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions, as well as tax-related interest and penalties. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We record the effect of remeasuring deferred tax assets and liabilities due to a change in tax rates or laws as a component of income tax expense related to continuing operations for the period in which the change is enacted. We release income tax effects stranded in AOCI when an entire portfolio of the type of item is sold, terminated or extinguished. Income tax benefits are recognized when, based on their technical merits, they are more likely than not to be sustained upon examination. The amount recognized is the largest amount of benefit that is more likely than not to be realized upon settlement.
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2023, 2022 and 2021.
Table 15.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Current income tax provision:
Federal taxes	$1,423	$2,125	$2,173
State taxes	382	423	485
International taxes	76	104	152
Total current provision	$1,881	$2,652	$2,810
Deferred income tax provision (benefit):
Federal taxes	$(547)	$(662)	$490
State taxes	(145)	(112)	91
International taxes	(31)	2	24
Total deferred provision (benefit)	(723)	(772)	605
Total income tax provision	$1,158	$1,880	$3,415
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $230 million, $462 million and $677 million in 2023, 2022 and 2021, respectively.
Total income tax provision does not reflect the tax effects of items that are included in AOCI, which include a tax provision of $455 million in 2023, and a tax benefit of $3.2 billion and $985 million in 2022 and 2021, respectively. See “Note 10—Stockholders’ Equity” for additional information.

198	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2023, 2022 and 2021.
Table 15.2: Effective Income Tax Rate

	Year Ended December 31,
	2023	2022	2021
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.4	3.1	3.1
Non-deductible expenses	1.4	0.6	0.4
Affordable housing, new markets and other tax credits	(6.8)	(4.2)	(2.3)
Tax-exempt interest and other nontaxable income	(0.8)	(0.4)	(0.3)
Changes in valuation allowance	0.8	1.0	0.4
Other, net	0.2	(0.8)	(0.7)
Effective income tax rate	19.2%	20.3%	21.6%
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022. The valuation allowance below represents the adjustment of our foreign tax credit carryforward, certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 15.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$3,538	$3,025
Security and loan valuations	2,223	2,497
Rewards programs	801	790
Net operating loss and tax credit carryforwards	514	437
Net unrealized loss on derivatives	470	689
Compensation and employee benefits	444	411
Lease liabilities	314	346
Fixed assets and leases	278	190
Partnership investments	272	253
Other assets	388	317
Subtotal	9,242	8,955
Valuation allowance	(496)	(446)
Total deferred tax assets	8,746	8,509
Deferred tax liabilities:
Right-of-use assets	253	284
Original issue discount	121	241
Partnership investments	148	119
Mortgage servicing rights	85	95
Loan Fees & Expenses	48	52
Goodwill and intangibles	57	0
Other liabilities	95	59
Total deferred tax liabilities	807	850
Net deferred tax assets	$7,939	$7,659

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our gross federal net operating loss carryforwards were $7 million and $13 million as of December 31, 2023 and 2022, respectively. These operating loss carryforwards were attributable to acquisitions, and all of $7 million is expected to be utilized. Under IRS rules, our ability to utilize these losses against future income is limited. The net tax values of our state net operating loss carryforwards were $273 million and $267 million as of December 31, 2023 and 2022, respectively, and they will expire from 2024 to 2042. Our foreign tax credit carryforwards were $207 million and $166 million as of December 31, 2023 and 2022, respectively, and they will expire from 2029 to 2033.
Our valuation allowance increased by $50 million to $496 million as of December 31, 2023 compared to $446 million as of December 31, 2022. Of the total increase, $41 million is related to the current year increase in our foreign tax credit carryforwards that will not be realized prior to expiration and $8 million is related to reducing state net operating losses and interest carryforwards to the amount we have determined is more likely than not to be realized.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $1 million tax expense in 2023, $1 million and $30 million tax benefit in 2022 and 2021, respectively.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 15.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2021	$451	$46	$497
Additions for tax positions related to prior years	1	4	5
Reductions for tax positions related to prior years due to IRS and other settlements	(47)	(36)	(83)
Balance as of December 31, 2021	405	14	419
Additions for tax positions related to the current year	3	0	3
Additions for tax positions related to prior years	14	6	20
Reductions for tax positions related to prior years due to IRS and other settlements	(381)	(10)	(391)
Balance as of December 31, 2022	41	10	51
Additions for tax positions related to the current year	2	0	2
Additions for tax positions related to prior years	10	4	14
Reductions for tax positions related to prior years due to IRS and other settlements	(20)	(7)	(27)
Balance as of December 31, 2023	$33	$7	$40
Portion of balance at December 31, 2023 that, if recognized, would impact the effective income tax rate	$27	$6	$33
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2023, we continued to participate in the IRS Compliance Assurance Process (“CAP”) for our open federal income tax return years and have been accepted into CAP for 2024. During 2023, the IRS continued examining our 2021 federal income tax return for only two issues listed for review post-filing that we expect to be completed by June 30, 2024. We also expect that the IRS review of our 2022 federal income tax return will be completed in 2024. We also expect that the IRS review of our 2023 federal income tax return will be substantially completed in 2024 prior to its filing.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential changes to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2023, the Company had approximately $1.8 billion of unremitted earnings of subsidiaries operating outside the U.S. that upon repatriation would have no additional U.S. income taxes. In accordance with the guidance for accounting for income taxes in special areas, nearly all these earnings are considered by management to be invested indefinitely.

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, U.S. income taxes of $70 million have not been provided for approximately $287 million of previously acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts, acquired as a result of previous mergers and acquisitions, are subject to recapture in the unlikely event that CONA, as the successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

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
Deferred Compensation Plan Assets
We offer a voluntary non-qualified deferred compensation plan to eligible associates. In addition to participant deferrals, we make contributions to the plan. Participants invest these contributions in a variety of publicly traded mutual funds. The plan assets, which consist of those publicly traded mutual funds, are classified as Level 1.

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2023 and 2022.
Table 16.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,282	$0	$0	0	$5,282
RMBS	0	63,492	146	0	63,638
CMBS	0	8,191	132	0	8,323
Other securities	126	1,748	0	0	1,874
Total securities available for sale	5,408	73,431	278	0	79,117
Loans held for sale	0	347	0	0	347
Other assets:
Derivative assets(2)	788	1,001	886	$(1,005)	1,670
Other(3)	589	3	35	0	627
Total assets	$6,785	$74,782	$1,199	$(1,005)	$81,761
Liabilities:
Other liabilities:
Derivative liabilities(2)	$449	$1,655	$828	$(597)	$2,335
Total liabilities	$449	$1,655	$828	$(597)	$2,335

	December 31, 2022
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,041	$0	$0	0	$5,041
RMBS	0	62,353	236	0	62,589
CMBS	0	7,728	142	0	7,870
Other securities	186	1,233	0	0	1,419
Total securities available for sale	5,227	71,314	378	0	76,919
Loans held for sale	0	191	0	0	191
Other assets:
Derivative assets(2)	474	2,545	79	$(1,134)	1,964
Other(3)	464	3	36	0	503
Total assets	$6,165	$74,053	$493	$(1,134)	$79,577
Liabilities:
Other liabilities:
Derivative liabilities(2)	$823	$3,653	$74	$(1,235)	$3,315
Total liabilities	$823	$3,653	$74	$(1,235)	$3,315
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $2 million and $4 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2023 and 2022, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.
(3)As of December 31, 2023 and 2022, other includes retained interests in securitizations of $35 million and $36 million, deferred compensation plan assets of $578 million and $453 million, and equity securities of $14 million (including unrealized gains of $5 million) and $14 million (including unrealized losses of $23 million), respectively.

204	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023, 2022 and 2021. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 16.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2023
Securities available for sale:(2)
RMBS	$236	$8	$(2)	$0	$0	$0	$(20)	$49	$(125)	$146	$7
CMBS	142	(1)	(4)	0	0	0	(5)	0	0	132	(1)
Total securities available for sale	378	7	(6)	0	0	0	(25)	49	(125)	278	6
Other assets:
Retained interests in securitizations	36	(1)	0	0	0	0	0	0	0	35	(1)
Net derivative assets (liabilities)(3)(4)	5	(14)	0	0	0	166	69	(167)	(1)	58	63

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2022
Securities available for sale:(2)
RMBS	$258	$18	$(32)	$0	$0	$0	$(60)	$123	$(71)	$236	$10
CMBS	9	(1)	(3)	0	0	0	(15)	190	(38)	142	(1)
Total securities available for sale	267	17	(35)	0	0	0	(75)	313	(109)	378	9
Other assets:
Retained interests in securitizations	41	(5)	0	0	0	0	0	0	0	36	(5)
Net derivative assets (liabilities)(3)	19	(65)	0	0	0	36	3	(28)	40	5	(33)

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2021
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2021(1)
(Dollars in millions)	Balance, January 1, 2021	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31 2021
Securities available for sale:(2)
RMBS	$328	$18	$5	$0	$0	$0	$(91)	$106	$(108)	$258	$15
CMBS	111	0	(2)	0	0	0	(7)	0	(93)	9	0
Total securities available for sale	439	18	3	0	0	0	(98)	106	(201)	267	15
Other assets:
Retained interests in securitizations	55	(14)	0	0	0	0	0	0	0	41	(14)
Net derivative assets (liabilities)(3)	31	(43)	0	0	0	68	(37)	6	(6)	19	(20)
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2023 were $5 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2022 were $57 million. Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held as of December 31, 2021 were $4 million.
(3)Includes derivative assets and liabilities of $886 million and $828 million, respectively, as of December 31, 2023 and $79 million and $74 million, respectively, as of December 31, 2022, and $84 million and $65 million, respectively, as of December 31, 2021.
(4)Transfers into Level 3 primarily consist of term Secured Overnight Financing Rate (“SOFR”)-indexed interest rate derivatives.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 16.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$146	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-19% 0-12% 0-10% 30-80%	7% 7% 1% 61%
CMBS	132	Discounted cash flows (vendor pricing)	Yield	5-7%	5%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-69 9% 5-14% 2% 53-163%	N/A
Net derivative assets (liabilities)	58	Discounted cash flows	Swap rates	3-5%	4%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2022	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$236	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	3-12% 4-20% 0-11% 30-80%	7% 8% 2% 58%
CMBS	142	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	36	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	30-43 9-18% 4-7% 1% 62-291%	N/A
Net derivative assets (liabilities)	5	Discounted cash flows	Swap rates	3-4%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2023 and 2022, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 16.4: Nonrecurring Fair Value Measurements

	December 31, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$545	$545
Loans held for sale	37	0	37
Other assets(1)	0	214	214
Total	$37	$759	$796

	December 31, 2022
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$284	$284
Loans held for sale	11	0	11
Other assets(1)	0	220	220
Total	$11	$504	$515
__________
(1)As of December 31, 2023, other assets included investments accounted for under measurement alternative of $46 million, repossessed assets of $45 million, and long-lived assets held for sale and right-of-use assets totaling $123 million. As of December 31, 2022, other assets included investments accounted for under measurement alternative of $4 million, cost method investments of $3 million, repossessed assets of $55 million and long-lived assets held for sale and right-of-use assets totaling $158 million.

208	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 100%, with a weighted average of 18%, and from 0% to 43%, with a weighted average of 20%, as of December 31, 2023 and 2022, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2023 and 2022.
Table 16.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2023	2022
Loans held for investment	$(244)	$30
Loans held for sale	(1)	0
Other assets(1)	(58)	(38)
Total	$(303)	$(8)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2023 and 2022.
Table 16.6: Fair Value of Financial Instruments

	December 31, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,297	$43,297	$4,903	$38,394	$0
Restricted cash for securitization investors	458	458	458	0	0
Net loans held for investment	305,176	308,044	0	0	308,044
Loans held for sale	507	515	0	515	0
Interest receivable	2,478	2,478	0	2,478	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	83,014	82,990	0	82,990	0
Securitized debt obligations	18,043	18,067	0	18,067	0
Senior and subordinated notes	31,248	31,524	0	31,524	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	538	0	538	0
Interest payable	649	649	0	649	0

209	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,856	$30,856	$5,193	$25,663	$0
Restricted cash for securitization investors	400	400	400	0	0
Net loans held for investment	299,091	302,920	0	0	302,920
Loans held for sale	11	11	0	11	0
Interest receivable	2,104	2,104	0	2,104	0
Other investments(1)	1,326	1,326	0	1,326	0
Financial liabilities:
Deposits with defined maturities	45,858	45,531	0	45,531	0
Securitized debt obligations	16,973	16,918	0	16,918	0
Senior and subordinated notes	30,826	30,744	0	30,744	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	883	883	0	883	0
Interest payable	527	527	0	527	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

210	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate.
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the years ended December 31, 2023, 2022 and 2021, selected balance sheet data as of December 31, 2023 and 2022, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

212	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 17.1: Segment Results and Reconciliation

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$19,729	$8,713	$2,518	$(1,719)	$29,241
Non-interest income	5,940	589	1,002	15	7,546
Total net revenue (loss)(2)	25,669	9,302	3,520	(1,704)	36,787
Provision for credit losses	8,651	1,169	605	1	10,426
Non-interest expense	12,490	5,178	2,011	637	20,316
Income (loss) from continuing operations before income taxes	4,528	2,955	904	(2,342)	6,045
Income tax provision (benefit)	1,071	697	213	(823)	1,158
Income (loss) from continuing operations, net of tax	$3,457	$2,258	$691	$(1,519)	$4,887
Loans held for investment	$154,547	$75,437	$90,488	$0	$320,472
Deposits	0	296,171	32,712	19,530	348,413

	Year Ended December 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$16,584	$8,965	$2,461	$(896)	$27,114
Non-interest income (loss)	5,771	469	1,129	(233)	7,136
Total net revenue (loss)(2)	22,355	9,434	3,590	(1,129)	34,250
Provision (benefit) for credit losses	4,265	1,173	415	(6)	5,847
Non-interest expense	11,627	5,312	2,070	154	19,163
Income (loss) from continuing operations before income taxes	6,463	2,949	1,105	(1,277)	9,240
Income tax provision (benefit)	1,536	699	262	(617)	1,880
Income (loss) from continuing operations, net of tax	$4,927	$2,250	$843	$(660)	$7,360
Loans held for investment	$137,730	$79,925	$94,676	$0	$312,331
Deposits	0	270,592	40,808	21,592	332,992

213	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$14,074	$8,448	$2,153	$(504)	$24,171
Non-interest income (loss)	4,806	554	1,148	(244)	6,264
Total net revenue (loss)(2)	18,880	9,002	3,301	(748)	30,435
Benefit for credit losses	(902)	(521)	(519)	(2)	(1,944)
Non-interest expense	9,621	4,711	1,815	423	16,570
Income (loss) from continuing operations before income taxes	10,161	4,812	2,005	(1,169)	15,809
Income tax provision (benefit)	2,403	1,136	473	(597)	3,415
Income (loss) from continuing operations, net of tax	$7,758	$3,676	$1,532	$(572)	$12,394
Loans held for investment	$114,772	$77,646	$84,922	$0	$277,340
Deposits	0	256,407	44,809	9,764	310,980
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $1.9 billion, $946 million and $629 million for the years ended December 31, 2023, 2022 and 2021, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2023, 2022 and 2021.
Table 17.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,333	$367	$91	$2	$4,793
Service charges and other customer-related fees	0	86	222	(2)	306
Other	413	102	31	0	546
Total contract revenue (loss)	4,746	555	344	0	5,645
Revenue from other sources	1,194	34	658	15	1,901
Total non-interest income	$5,940	$589	$1,002	$15	$7,546

214	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,178	$320	$109	$(1)	$4,606
Service charges and other customer-related fees	0	91	236	0	327
Other	395	74	16	(1)	484
Total contract revenue (loss)	4,573	485	361	(2)	5,417
Revenue (reduction) from other sources	1,198	(16)	768	(231)	1,719
Total non-interest income (loss)	$5,771	$469	$1,129	$(233)	$7,136

	Year Ended December 31, 2021
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,497	$267	$96	$0	$3,860
Service charges and other customer-related fees	0	171	287	(1)	457
Other	383	75	5	0	463
Total contract revenue (loss)	3,880	513	388	(1)	4,780
Revenue (reduction) from other sources	926	41	760	(243)	1,484
Total non-interest income (loss)	$4,806	$554	$1,148	$(244)	$6,264
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses of $8.2 billion, $7.6 billion and $6.4 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2023 and 2022. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 18.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Credit card lines	$392,867	$359,507	N/A	N/A
Other loan commitments(1)	46,951	48,405	$99	$176
Standby letters of credit and commercial letters of credit(2)	1,465	1,402	23	28
Total unfunded lending commitments	$441,283	$409,314	$122	$204
__________
(1)Includes $4.7 billion and $4.4 billion of advised lines of credit as of December 31, 2023 and 2022, respectively.
(2)These financial guarantees have expiration dates that range from 2024 to 2027 as of December 31, 2023.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $137 million and $82 million as of December 31, 2023 and 2022, respectively. See “Note 4—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2023 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against MasterCard and Visa and several issuing banks, including Capital One, seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. The networks and issuing banks entered into settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement.
The monetary relief class action settled for $5.5 billion. The settlement received final approval from the district court in December 2019. The Second Circuit affirmed the settlement in March 2023, and it is now final. Some of the merchants that opted out of the monetary relief class have brought cases, and some of those cases have settled and some remain pending. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds the portion of these settlements attributable to Visa-allocated transactions. Any settlement amounts based on MasterCard-allocated transactions that have not already been paid are reflected in our reserves. The claims by the injunctive relief class have not been resolved.
Cybersecurity Incident
On July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems. This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “2019 Cybersecurity Incident”). As a result of the 2019 Cybersecurity Incident, we have been subject to numerous legal proceedings and other inquiries and could be the subject of additional proceedings and inquiries in the future.
Consumer class actions. We are named as a defendant in 5 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In August 2021, a trial court in Ontario dismissed with prejudice one of these putative class actions, and on January 31, 2024, the Court of Appeals of Ontario affirmed the trial court’s decision. The Plaintiffs have sixty days to seek leave to appeal the decision to the Supreme Court of Canada should they seek an appeal. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec, which would allow the case to proceed with discovery on a classwide basis. The preliminary certification decision in British Columbia has been appealed. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in

217	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quebec. This decision also has been appealed. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but remain at a preliminary stage.
Governmental inquiries. In August 2020, we entered into consent orders with the Federal Reserve and the OCC resulting from regulatory reviews of the 2019 Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022 and the Federal Reserve lifted its consent order on July 5, 2023. Canada’s Office of Privacy Commissioner’s (“OPC”) investigation into the 2019 Cybersecurity Incident is still open.
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
U.K. PPI Litigation
In the U.K., we previously sold payment protection insurance (“PPI”). For several years leading up to the claims submission deadline of August 29, 2019 (as set by the U.K. Financial Conduct Authority (“FCA”)), we received customer complaints and regulatory claims relating to PPI. COEP has materially resolved the PPI complaints and regulatory claims received prior to the deadline. Some of the claimants in the U.K. PPI regulatory claims process have subsequently initiated legal proceedings, seeking additional redress. We are responding to these proceedings as we receive them.
Savings Account Litigation
In July 2023, Capital One was sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to Capital One’s introduction of a new savings account product with a higher interest rate than existing savings account products. On November 9, 2023, we filed a motion to dismiss the lawsuit. In February 2024, Capital One was sued in similar putative class actions in the Central District of California and the Southern District of Ohio alleging breach of contract and other causes of action. Capital One intends to file a motion to dismiss the lawsuits.
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
Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly assessment periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. The FDIC may shorten or extend the assessment period based on adjustments to its loss estimates for the resolutions of Silicon Valley Bank and Signature Bank. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023.

218	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the preamble to the final rule, the FDIC announced that it will conduct a review of the reporting methodology for estimated uninsured deposits and related items. It is reasonably possible amendments will be needed to our 2022 Call Report due to legal and regulatory developments, which could result in additional expenses associated with the special assessment that we estimate could be as much as $150 million. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank.

219	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following parent company only financial statements are prepared in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 19.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Interest income	$1,715	$595	$151
Interest expense	2,160	969	392
Benefit for Credit Losses	(1)	(1)	(1)
Dividends from subsidiaries	3,300	4,352	13,970
Non-interest income (loss)	91	(15)	(26)
Non-interest expense	70	35	36
Income before income taxes and equity in undistributed earnings of subsidiaries	2,877	3,929	13,668
Income tax benefit	(73)	(181)	(82)
Equity in undistributed earnings of subsidiaries	1,937	3,250	(1,360)
Net income	4,887	7,360	12,390
Other comprehensive income (loss), net of tax	1,648	(10,290)	(3,120)
Comprehensive income (loss)	$6,535	$(2,930)	$9,270
Table 19.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$25,647	$22,006
Investments in subsidiaries	54,324	50,523
Loans to subsidiaries	6,338	6,710
Securities available for sale	380	395
Other assets	2,526	2,281
Total assets	$89,215	$81,915

Liabilities:
Senior and subordinated notes	$30,817	$28,970
Accrued expenses and other liabilities	309	363
Total liabilities	31,126	29,333
Total stockholders’ equity	58,089	52,582
Total liabilities and stockholders’ equity	$89,215	$81,915

220	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 19.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating activities:
Net income	$4,887	$7,360	$12,390
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(1,936)	(3,250)	1,360
Other operating activities	623	(2,429)	(4,523)
Net cash from operating activities	3,574	1,681	9,227
Investing activities:
Changes in investments in subsidiaries	0	0	3,521
Proceeds from paydowns and maturities of securities available for sale	103	96	141
Purchases of securities available for sale	(69)	(10)	—
Changes in loans to subsidiaries	371	1,139	(1,925)
Net cash from investing activities	405	1,225	1,737
Financing activities:
Borrowings:
Issuance of senior and subordinated notes	8,219	9,271	4,487
Maturities and paydowns of senior and subordinated notes	(6,989)	(1,250)	(2,750)
Common stock:
Net proceeds from issuances	299	276	253
Dividends paid	(931)	(950)	(1,148)
Preferred stock:
Net proceeds from issuances	0	0	2,052
Dividends paid	(228)	(228)	(274)
Redemptions	0	0	(2,100)
Purchases of treasury stock	(718)	(4,948)	(7,605)
Proceeds from share-based payment activities	10	19	55
Net cash from financing activities	(338)	2,190	(7,030)
Changes in cash and cash equivalents	3,641	5,096	3,934
Cash and cash equivalents, beginning of the period	22,006	16,910	12,976
Cash and cash equivalents, end of the period	$25,647	$22,006	$16,910

221	Capital One Financial Corporation (COF)

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

NOTE 21—SUBSEQUENT EVENTS
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover Financial Services, a Delaware corporation (“Discover”) and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which (a) Merger Sub will merge with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (b) immediately following the Merger, Discover, as the surviving entity, will merge with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (c) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, will merge with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and the Second Step Merger, the “Transaction”). The Merger Agreement was unanimously approved by the Boards of Directors of each of Capital One and Discover.
At the effective time of the Merger, each share of common stock of Discover outstanding immediately prior to the effective time of the Merger, other than certain shares held by Discover or Capital One, will be converted into the right to receive 1.0192 shares of common stock of Capital One. Holders of Discover common stock will receive cash in lieu of fractional shares. At the effective time of the Second Step Merger, each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, of Discover, and each share of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, of Discover, in each case outstanding immediately prior to the effective time of the Second Step Merger, will be converted into the right to receive a share of newly created series of preferred stock of Capital One having terms that are not materially less favorable than the applicable series of Discover preferred stock. The closing of the Transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the stockholders of each of Capital One and Discover.

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred in the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting also is included in “Part II—Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.
Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

223	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2024 Annual Stockholder Meeting (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Process for Stockholder Recommendations of Director Candidates; Directors Nominations from stockholders,” and “Board Committees,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year. In addition, please see “Part I—Item 1. Business—Overview.”
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “NEO Compensation” and “Compensation Committee Report,” and is incorporated herein by reference.
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
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

225	Capital One Financial Corporation (COF)

ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2023
Commission File No. 001-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (iv) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (v) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vi) the “2014 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 24, 2015; (vii) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (viii) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (ix) the “2018 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 20, 2019; (x) the “2019 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 20, 2020; (xi) the “2020 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021; and (xii) the “2021 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022; and (xiii) the “2022 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 24, 2023.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover Financial Services, Capital One Financial Corporation and Vega Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on February 22, 2024).

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

226	Capital One Financial Corporation (COF)

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
10.2.1+
Nonstatutory Stock Option Award Agreement, dated January 29, 2015, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.14 of the 2014 Form 10-K).

10.2.2+
Nonstatutory Stock Option Award Agreement, dated February 4, 2016, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.3+
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.4+
Nonstatutory Stock Option Award Agreement, dated February 2, 2017, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.19 of the 2016 Form 10-K).

10.2.5+
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers under the Third Amended and Restated 2004 Stock Incentive Plan on February 2, 2017 (incorporated by reference to Exhibit 10.2.19 of the 2016 Form 10-K).

10.2.6*+	Amended and Restated Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2021.
10.2.7*+	Amended and Restated Form of Performance Unit Award Agreements, dated November 2, 2023, granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2021.
10.2.8+
Form Restricted Stock Unit Award Agreement, dated February 4, 2021, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.26 of the 2020 Form 10-K).

10.2.9+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2021 (incorporated by reference to Exhibit 10.2.26 of the 2020 Form 10-K).

10.2.10*+
Amended and Restated Total Shareholder Return Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2021.

10.2.11*+	Amended and Restated Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022.
10.2.12*+	Amended and Restated Form of Performance Unit Award Agreements, dated November 2, 2023, granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022.
10.2.13+
Form of Restricted Stock Unit Award Agreement, dated February 3, 2022, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.14 of the 2021 Form 10-K).

10.2.14+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.14 of the 2021 Form 10-K).

10.2.15*+
Amended and Restated Total Shareholder Return Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022.

10.2.16+
Form of Restricted Stock Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.21 of the 2022 Form 10-K).

10.2.17*+	Amended and Restated Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023.
10.2.18*+
Amended and Restated Total Shareholder Return Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023.

10.2.19+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023(incorporated by reference to Exhibit 10.2.24 of the 2022 Form 10-K).

10.2.20*+	Amended and Restated Form of Performance Unit Award Agreements, dated November 2, 2023, granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023.
10.2.21+
Restricted Stock Unit Award Agreement, dated January 31, 2022, by and between Capital One Financial Corporation and Neal Blinde under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.26 of the 2022 Form 10-K).

227	Capital One Financial Corporation (COF)

10.2.22+
Restricted Stock Unit Award Agreement, dated January 31, 2022, by and between Capital One Financial Corporation and Neal Blinde under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.27of the 2022 Form 10-K).

10.2.23+
Restricted Stock Unit Award Agreement, dated January 31, 2022, by and between Capital One Financial Corporation and Neal Blinde under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.28 of the 2022 Form 10-K).

10.2.24*+	Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024.
10.2.25*+	Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024.
10.2.26*+
Form of Restricted Stock Unit Award Agreement, dated February 1, 2024, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan.

10.2.27*+	Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024.
10.2.28*+	Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024.
10.3.1+	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).
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

10.4.1+	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.2 of the 2022 Form 10-K).
10.4.2+	Amendment Number One to the Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.3 of the 2022 Form 10-K).
10.5*+	Amended and Restated Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan.
10.6.1+	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).
10.6.2+	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).
10.7.1+	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).
10.7.2+	Change of Control Employment Agreement, dated December 10, 2013, between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.7.3 of the 2013 Form 10-K).
10.8.1+	Form of Non-Competition Agreement between Capital One Financial Corporation and Andrew M. Young, Robert Alexander, and Sanjiv Yajnik (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).
10.9+	Notice & Garden Leave Agreement, dated December 13, 2021, between Capital One Financial Corporation and Neal Blinde (incorporated by reference to Exhibit 10.9 of the 2022 Form 10-K).
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
97*	Capital One Financial Corporation Compensation Recoupment Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

228	Capital One Financial Corporation (COF)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-K.
**	Indicates a document being furnished with this Form 10-K. Information in this Form 10-K furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

229	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 22, 2024	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

230	Capital One Financial Corporation (COF)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair and Chief Executive Officer	February 22, 2024
Richard D. Fairbank	(Principal Executive Officer)

/s/ ANDREW M. YOUNG	Chief Financial Officer	February 22, 2024
Andrew M. Young	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 22, 2024
Timothy P. Golden	(Principal Accounting Officer)

/s/ IME ARCHIBONG	Director	February 22, 2024
Ime Archibong

/s/ CHRISTINE DETRICK	Director	February 22, 2024
Christine Detrick

/s/ ANN FRITZ HACKETT	Director	February 22, 2024
Ann Fritz Hackett

/s/ PETER THOMAS KILLALEA	Director	February 22, 2024
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 22, 2024
C.P.A.J. (Eli) Leenaars

/s/ FRANÇOIS LOCOH-DONOU	Director	February 22, 2024
François Locoh-Donou

/s/ PETER E. RASKIND	Director	February 22, 2024
Peter E. Raskind

/s/ EILEEN SERRA	Director	February 22, 2024
Eileen Serra

/s/ MAYO A. SHATTUCK III	Director	February 22, 2024
Mayo A. Shattuck III

/s/ BRADFORD H. WARNER	Director	February 22, 2024
Bradford H. Warner

/s/ CRAIG WILLIAMS	Director	February 22, 2024
Craig Williams

231	Capital One Financial Corporation (COF)