Form 10-Q
period 2024-03-31
CAPITAL ONE FINANCIAL CORP
filed 2024-05-02
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024, there were 381,922,067 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K (“2023 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2024 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2023 Form 10-K.

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
As of March 31, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges.
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
Consumer Financial Protection Bureau Final Rule
On March 5, 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule amending Regulation Z that, when effective, would significantly lower the safe harbor amount for past due fees that a large credit card issuer, including the Bank, can charge on consumer credit card accounts. The final rule currently has an effective date of May 14, 2024 but is subject to ongoing litigation, the outcome of which remains uncertain.
The final rule, when effective, will have a significant impact on our revenue. In response to the final rule, we have developed a number of mitigating actions, including changes to our policies, products, and investment choices. Some of these mitigating actions have been implemented. Others may be implemented as matters related to the final rule continue to develop. After their implementation, we believe that these actions will gradually resolve the impact of the final rule on our results of operations over time.
For more information on risks related to these rules, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2024 and 2023 and selected comparative balance sheet data as of March 31, 2024 and December 31, 2023. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2024	2023	Change
Income statement
Net interest income	$7,488	$7,186	4%
Non-interest income	1,914	1,717	11
Total net revenue	9,402	8,903	6
Provision for credit losses	2,683	2,795	(4)
Non-interest expense:
Marketing	1,010	897	13
Operating expense	4,127	4,048	2
Total non-interest expense	5,137	4,945	4
Income from continuing operations before income taxes	1,582	1,163	36
Income tax provision	302	203	49
Net income	1,280	960	33
Dividends and undistributed earnings allocated to participating securities	(23)	(16)	44
Preferred stock dividends	(57)	(57)	—
Net income available to common stockholders	$1,200	$887	35
Common share statistics
Basic earnings per common share:
Net income per basic common share	$3.14	$2.32	35%
Diluted earnings per common share:
Net income per diluted common share	$3.13	$2.31	35%
Weighted-average common shares outstanding (in millions):
Basic	382.2	382.6	—
Diluted	383.4	383.8	—
Common shares outstanding (period-end, in millions)	382.1	382.0	—
Dividends declared and paid per common share	$0.60	$0.60	—
Tangible book value per common share (period-end)(1)	98.67	90.86	9%

6	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2024	2023	Change
Balance sheet (average balances)
Loans held for investment	$314,614	$307,756	2%
Interest-earning assets	447,803	435,199	3
Total assets	474,995	462,324	3
Interest-bearing deposits	318,450	308,788	3
Total deposits	345,657	340,123	2
Borrowings	50,474	48,016	5
Common equity	53,152	49,927	6
Total stockholders’ equity	57,998	54,773	6
Selected performance metrics
Purchase volume	$150,171	$141,658	6%
Total net revenue margin(2)	8.40%	8.18%	22bps
Net interest margin	6.69	6.60	9
Return on average assets(3)	1.08	0.83	25
Return on average tangible assets(4)	1.11	0.86	25
Return on average common equity(5)	9.03	7.11	192
Return on average tangible common equity(6)	12.67	10.15	252
Equity-to-assets ratio(7)	12.21	11.85	36
Efficiency ratio(8)	54.64	55.54	(90)
Operating efficiency ratio(9)	43.89	45.47	(158)
Adjusted operating efficiency ratio(10)	43.45	45.47	(202)
Effective income tax rate from continuing operations	19.1	17.5	160
Net charge-offs	$2,616	$1,697	54%
Net charge-off rate	3.33%	2.21%	112bps

(Dollars in millions, except as noted)	March 31, 2024	December 31, 2023	Change
Balance sheet (period-end)
Loans held for investment	$315,154	$320,472	(2)%
Interest-earning assets	453,557	449,701	1
Total assets	481,720	478,464	1
Interest-bearing deposits	323,352	320,389	1
Total deposits	350,969	348,413	1
Borrowings	50,361	49,856	1
Common equity	52,955	53,244	(1)
Total stockholders’ equity	57,801	58,089	—
Credit quality metrics
Allowance for credit losses	$15,380	$15,296	1%
Allowance coverage ratio	4.88%	4.77%	11	bps
30+ day performing delinquency rate	3.40	3.71	(31)
30+ day delinquency rate	3.67	3.99	(32)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2024	December 31, 2023	Change
Capital ratios
Common equity Tier 1 capital(11)	13.1%	12.9%	20	bps
Tier 1 capital(11)	14.4	14.2	20
Total capital(11)	16.2	16.0	20
Tier 1 leverage(11)	11.3	11.2	10
Tangible common equity(12)	8.1	8.2	(10)
Supplementary leverage(11)	9.6	9.6	—
Other
Employees (period end, in thousands)	51.3	52.0	(1)%
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
(10)Adjusted operating efficiency ratio is a non-GAAP measure. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for a reconciliation of our adjusted operating efficiency ratio (non-GAAP) to our operating efficiency ratio (GAAP).
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $1.3 billion ($3.13 per diluted common share) on total net revenue of $9.4 billion for the first quarter of 2024. In comparison, we reported net income of $960 million ($2.31 per diluted common share) on total net revenue of $8.9 billion for the first quarter of 2023.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 13.1% and 12.9% as of March 31, 2024 and December 31, 2023, respectively. See “Capital Management” for additional information.
In the first quarter of 2024, we declared and paid common stock dividends of $238 million and repurchased $103 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2024. These highlights are based on a comparison between the results of the first quarters of 2024 and 2023, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2024 compared to December 31, 2023. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $320 million to $1.3 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by:
◦Higher net interest income primarily driven by higher average loan balances in our credit card loan portfolio and higher asset yields, partially offset by higher deposit rates paid.
◦Higher non-interest income primarily driven by growth in our Credit Card business.
These drivers were partially offset by:
◦Higher non-interest expense primarily driven by increased marketing spend and the $42 million of incremental expense recognized in the first quarter of 2024 for the Federal Deposit Insurance Corporation (“FDIC”) special assessment related to certain regional bank failures.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $5.3 billion to $315.2 billion as of March 31, 2024 from December 31, 2023 primarily driven by seasonal paydowns in our credit card loan portfolio.
◦Average loans held for investment increased by $6.9 billion to $314.6 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 112 basis points (“bps”) to 3.33% in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by higher net charge-offs in our domestic credit card loan portfolio.
◦Our 30+ day delinquency rate decreased by 32 bps to 3.67% as of March 31, 2024 from December 31, 2023 primarily driven by seasonally lower delinquency inventories in our auto and domestic credit card loan portfolios.
•Allowance for Credit Losses: Our allowance for credit losses increased by $84 million to $15.4 billion and our allowance coverage ratio increased by 11 bps to 4.88% as of March 31, 2024 compared to December 31, 2023.

9	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2024 and 2023. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2024 and 2023 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$150,049	$7,067	18.84%	$134,669	$6,053	17.98%
Consumer banking	75,091	1,564	8.33	79,000	1,461	7.40
Commercial banking(3)	90,423	1,612	7.13	94,446	1,488	6.30
Other(4)	—	(323)	**	—	(279)	**
Total loans, including loans held for sale	315,563	9,920	12.57	308,115	8,723	11.32
Investment securities	88,581	687	3.10	89,960	615	2.73
Cash equivalents and other interest-earning assets	43,659	570	5.21	37,124	416	4.49
Total interest-earning assets	447,803	11,177	9.98	435,199	9,754	8.96
Cash and due from banks	3,947			4,155
Allowance for credit losses	(15,293)			(13,203)
Premises and equipment, net	4,391			4,349
Other assets	34,147			31,824
Total assets	$474,995			$462,324
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$318,450	$2,812	3.53%	$308,788	$1,856	2.40%
Securitized debt obligations	17,836	261	5.85	17,251	211	4.90
Senior and subordinated notes	32,211	606	7.52	30,136	489	6.49
Other borrowings and interest-bearing liabilities(5)	2,373	10	1.78	2,335	12	2.08
Total interest-bearing liabilities	370,870	3,689	3.98	358,510	2,568	2.87
Non-interest-bearing deposits	27,207			31,335
Other liabilities	18,920			17,706
Total liabilities	416,997			407,551
Stockholders’ equity	57,998			54,773
Total liabilities and stockholders’ equity	$474,995			$462,324
Net interest income/spread		$7,488	6.00		$7,186	6.10
Impact of non-interest-bearing funding			0.69			0.50
Net interest margin			6.69%			6.60%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $547 million and $503 million in the first quarters of 2024 and 2023, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting

11	Capital One Financial Corporation (COF)

reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $19 million and $18 million in the first quarters of 2024 and 2023, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $1.9 billion and $1.7 billion for the first quarters of 2024 and 2023, respectively, and related interest expense of $8 million for both the first quarters of 2024 and 2023.
**    Not meaningful.
Net interest income increased by $302 million to $7.5 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by higher average loan balances in our credit card loan portfolio and higher asset yields, partially offset by higher deposit rates paid.
Net interest margin increased by 9 bps to 6.69% in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by higher asset yields and growth in our credit card loan portfolio, partially offset by higher rates paid on interest-bearing liabilities.
Our cumulative deposit beta increased to 61% as of March 31, 2024, from 60% as of December 31, 2023. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to the increases in the upper bound of the federal funds rate during the current rising interest rate cycle.

12	Capital One Financial Corporation (COF)

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2024 vs. 2023
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$1,014	$713	$301
Consumer banking	103	(72)	175
Commercial banking(2)	124	(63)	187
Other(3)	(44)	—	(44)
Total loans, including loans held for sale	1,197	578	619
Investment securities	72	(9)	81
Cash equivalents and other interest-earning assets	154	79	75
Total interest income	1,423	648	775
Interest expense:
Interest-bearing deposits	956	60	896
Securitized debt obligations	50	7	43
Senior and subordinated notes	117	35	82
Other borrowings and liabilities	(2)	—	(2)
Total interest expense	1,121	102	1,019
Net interest income	$302	$546	$(244)
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

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2024 and 2023.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Interchange fees, net	$1,145	$1,139
Service charges and other customer-related fees	462	379
Other(1)(2)	307	199
Total non-interest income	$1,914	$1,717
________
(1)Primarily consists of revenue from Capital One Shopping, treasury and other investment income, our credit card partnership agreements and commercial mortgage banking revenue.
(2)Includes gains of $42 million and $24 million on deferred compensation plan investments for the first quarters of 2024 and 2023, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $197 million to $1.9 billion in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by growth in our Credit Card business.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses was substantially flat at $2.7 billion the first quarter of 2024 as a lower net allowance build was partially offset by higher net losses.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2024 and 2023.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Operating Expense:
Salaries and associate benefits(1)	$2,478	$2,427
Occupancy and equipment	554	508
Professional services	262	324
Communications and data processing	351	350
Amortization of intangibles	19	14
Other non-interest expense:
Bankcard, regulatory and other fee assessments	119	84
Collections	83	83
Other	261	258
Total other non-interest expense	463	425
Total operating expense	$4,127	$4,048
Marketing	1,010	897
Total non-interest expense	$5,137	$4,945
_________
(1)Includes expenses of $42 million and $24 million related to our deferred compensation plan for the first quarters of 2024 and 2023, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $192 million to $5.1 billion in the first three months of 2024, primarily driven by increased marketing spend and the $42 million of incremental expense recognized in the first quarter of 2024 for the FDIC special assessment related to certain regional bank failures.

15	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax provision of $302 million (19.1% effective income tax rate) and $203 million (17.5% effective income tax rate) in the first quarters of 2024 and 2023, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes” in our 2023 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $3.3 billion to $481.7 billion as of March 31, 2024 from December 31, 2023 primarily driven by increases in our cash balances from deposit growth due to our national consumer banking strategy, partially offset by the seasonal paydowns in our credit card loan portfolio.
Total liabilities increased by $3.5 billion to $423.9 billion as of March 31, 2024 from December 31, 2023 primarily driven by deposit growth due to our national consumer banking strategy, which includes our national brand and marketing strategy, cafés, and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
Stockholders’ equity decreased by $288 million to $57.8 billion as of March 31, 2024 from December 31, 2023 primarily driven by an increase in accumulated other comprehensive loss and stock dividends, partially offset by net income of $1.3 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2024. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of March 31, 2024 and December 31, 2023, respectively.
The fair value of our available for sale securities portfolio decreased by $719 million to $78.4 billion as of March 31, 2024 from December 31, 2023, primarily driven by increases in relevant benchmark interest rates, partially offset by net purchases. See “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Investment Securities” for more information.

16	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of March 31, 2024 and December 31, 2023.
Table 6: Loans Held for Investment

	March 31, 2024			December 31, 2023
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$150,594	$(11,754)	$138,840	$154,547	$(11,709)	$142,838
Consumer Banking	75,099	(2,088)	73,011	75,437	(2,042)	73,395
Commercial Banking	89,461	(1,538)	87,923	90,488	(1,545)	88,943
Total	$315,154	$(15,380)	$299,774	$320,472	$(15,296)	$305,176
Loans held for investment decreased by $5.3 billion to $315.2 billion as of March 31, 2024 compared to December 31, 2023 primarily driven by seasonal paydowns in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1.—Financial Statements and Supplementary Data—Note 4—Loans.”
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
Table 7 provides the composition of our primary sources of funding as of March 31, 2024 and December 31, 2023.
Table 7: Funding Sources Composition

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$300,806	75%	$296,171	74%
Commercial Banking	31,082	8	32,712	8
Other(1)	19,081	5	19,530	5
Total deposits	350,969	88	348,413	87
Securitized debt obligations	17,661	4	18,043	5
Other debt	32,700	8	31,813	8
Total funding sources	$401,330	100%	$398,269	100%
__________
(1)Includes brokered deposits of $18.0 billion and $18.5 billion as of March 31, 2024 and December 31, 2023, respectively.
Total deposits increased by $2.6 billion to $351.0 billion as of March 31, 2024 from December 31, 2023 primarily driven by our national consumer banking strategy.
As of March 31, 2024 and December 31, 2023, we held $62.3 billion and $64.2 billion, respectively, of estimated uninsured deposits excluding any intercompany balances. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 18% of our total deposits as of both March 31, 2024 and December 31, 2023. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (Federal Financial Institutions Examination Council (“FFIEC”) 031) filed with the Federal Banking Agencies.

17	Capital One Financial Corporation (COF)

Securitized debt obligations decreased by $382 million to $17.7 billion as of March 31, 2024 from December 31, 2023 primarily driven by paydowns in our auto securitization program.
Other debt increased by $887 million to $32.7 billion as of March 31, 2024 from December 31, 2023 primarily driven by net issuances of senior debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”

18	Capital One Financial Corporation (COF)

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Part I—Item 1. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 14—Commitments, Contingencies, Guarantees and Others.”

19	Capital One Financial Corporation (COF)

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges.
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers” in our 2023 Form 10-K.
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
We summarize our business segment results for the first quarters of 2024 and 2023 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2024 compared to December 31, 2023. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Business Segments and Revenue from Contracts with Customers.”

20	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the first quarters of 2024 and 2023.
Table 8: Business Segment Results

	Three Months Ended March 31,
	2024				2023
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,748	72%	$961	75%	$6,020	67%	$549	57%
Consumer Banking	2,170	23	381	30	2,495	28	716	74
Commercial Banking(3)	880	9	280	22	860	10	54	6
Other(3)	(396)	(4)	(342)	(27)	(472)	(5)	(359)	(37)
Total	$9,402	100%	$1,280	100%	$8,903	100%	$960	100%
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

21	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $961 million and $549 million in the first quarters of 2024 and 2023, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2024	2023	Change
Selected income statement data:
Net interest income	$5,272	$4,657	13%
Non-interest income	1,476	1,363	8
Total net revenue(1)	6,748	6,020	12
Provision for credit losses	2,259	2,261	—
Non-interest expense	3,229	3,038	6
Income from continuing operations before income taxes	1,260	721	75
Income tax provision	299	172	74
Income from continuing operations, net of tax	$961	$549	75
Selected performance metrics:
Average loans held for investment	$149,645	$134,670	11
Average yield on loans(2)	18.84%	17.98%	86bps
Total net revenue margin(3)	17.99	17.88	11
Net charge-offs	$2,207	$1,369	61%
Net charge-off rate	5.90%	4.06%	184bps
Purchase volume	$150,171	$141,658	6%

(Dollars in millions, except as noted)	March 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$150,594	$154,547	(3)%
30+ day performing delinquency rate	4.50%	4.61%	(11)bps
30+ day delinquency rate	4.50	4.62	(12)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$11,754	$11,709	—%
Allowance coverage ratio	7.81%	7.58%	23bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $630 million and $405 million in the first quarters of 2024 and 2023, respectively, for finance charges and fees charged-off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the first quarter of 2024 compared to the first quarter of 2023, and changes in financial condition and credit performance between March 31, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income increased by $615 million to $5.3 billion in the first quarter of 2024 primarily driven by higher average loan balances and margins.

22	Capital One Financial Corporation (COF)

•Non-Interest Income: Non-interest income increased by $113 million to $1.5 billion in the first quarter of 2024 due to growth in our Credit Card business.
•Provision for Credit Losses: Provision for credit losses remained substantially flat at $2.3 billion in the first quarter of 2024 compared to the first quarter of 2023.

•Non-Interest Expense: Non-interest expense increased by $191 million to $3.2 billion in the first quarter of 2024 primarily driven by increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment decreased by $4.0 billion to $150.6 billion as of March 31, 2024 from December 31, 2023 primarily driven by seasonal paydowns.

•Average loans held for investment increased by $15.0 billion to $149.6 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 184 bps to 5.90% in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by higher net charge-offs in our domestic credit card loan portfolio.

•The 30+ day delinquency rate decreased by 12 bps to 4.50% as of March 31, 2024 from December 31, 2023 primarily driven by seasonally lower delinquency inventories in our domestic credit card loan portfolio.

23	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $918 million and $510 million in the first quarters of 2024 and 2023, respectively. In the first quarters of 2024 and 2023, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

Three Months Ended March 31,
(Dollars in millions, except as noted)	2024	2023	Change
Selected income statement data:
Net interest income	$4,972	$4,390	13%
Non-interest income	1,411	1,298	9
Total net revenue(1)	6,383	5,688	12
Provision for credit losses	2,157	2,174	(1)
Non-interest expense	3,025	2,847	6
Income from continuing operations before income taxes	1,201	667	80
Income tax provision	283	157	80
Income from continuing operations, net of tax	$918	$510	80
Selected performance metrics:
Average loans held for investment	$142,887	$128,562	11
Average yield on loans(2)	18.76%	17.88%	88bps
Total net revenue margin(3)	17.82	17.70	12
Net charge-offs	$2,120	$1,299	63%
Net charge-off rate	5.94%	4.04%	190bps
Purchase volume	$146,696	$138,310	6%

(Dollars in millions, except as noted)	March 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$143,861	$147,666	(3)%
30+ day performing delinquency rate	4.48%	4.61%	(13)	bps
Allowance for credit losses	$11,298	$11,261	—%
Allowance coverage ratio	7.85%	7.63%	22	bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by:
•Higher net interest income primarily driven by higher average loan balances and margins.
•Higher non-interest income primarily driven by growth in our Credit Card business.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by increased marketing spend.

24	Capital One Financial Corporation (COF)

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $381 million and $716 million in the first quarters of 2024 and 2023, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

Three Months Ended March 31,
(Dollars in millions, except as noted)	2024	2023	Change
Selected income statement data:
Net interest income	$2,011	$2,360	(15)%
Non-interest income	159	135	18
Total net revenue	2,170	2,495	(13)
Provision for credit losses	426	275	55
Non-interest expense	1,246	1,283	(3)
Income from continuing operations before income taxes	498	937	(47)
Income tax provision	117	221	(47)
Income from continuing operations, net of tax	$381	$716	(47)
Selected performance metrics:
Average loans held for investment:
Auto	$73,768	$77,465	(5)
Retail banking	1,324	1,529	(13)
Total consumer banking	$75,092	$78,994	(5)
Average yield on loans held for investment(1)	8.33%	7.40%	93bps
Average deposits	$294,448	$278,772	6%
Average deposits interest rate	3.15%	1.96%	119bps
Net charge-offs	$380	$307	24%
Net charge-off rate	2.03%	1.56%	47bps
Auto loan originations	$7,522	$6,211	21%

(Dollars in millions, except as noted)	March 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Auto	$73,801	$74,075	—
Retail banking	1,298	1,362	(5)%
Total consumer banking	$75,099	$75,437	—
30+ day performing delinquency rate	5.21%	6.25%	(104)	bps
30+ day delinquency rate	5.86	7.08	(122)
Nonperforming loan rate	0.83	1.00	(17)
Nonperforming asset rate(2)	0.91	1.09	(18)
Allowance for credit losses	$2,088	$2,042	2%
Allowance coverage ratio	2.78%	2.71%	7bps
Deposits	$300,806	$296,171	2%
_________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.

25	Capital One Financial Corporation (COF)

(2)Nonperforming assets primarily consist of nonperforming loans and repossessed assets. The total nonperforming asset rate is calculated based on total nonperforming assets divided by the combined period-end total loans held for investment and repossessed assets.

Key factors affecting the results of our Consumer Banking business for the first quarter of 2024 compared to the first quarter of 2023, and changes in financial condition and credit performance between March 31, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income decreased by $349 million to $2.0 billion in the first quarter of 2024 primarily driven by lower margins in our retail banking business and lower average loan balances in our auto business, partially offset by higher deposits in our retail banking business.
•Non-Interest Income: Non-interest income increased by $24 million to $159 million in the first quarter of 2024 primarily driven by higher interchange fees from an increase in debit card purchase volume.
•Provision for Credit Losses: Provision for credit losses increased by $151 million to $426 million in the first quarter of 2024 primarily driven by higher originations and net charge-offs in our auto loan portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $1.2 billion in the first quarter of 2024 compared to the first quarter of 2023.
Loans Held for Investment:
•Period-end loans held for investment decreased by $338 million to $75.1 billion as of March 31, 2024 from December 31, 2023 primarily driven by customer payments outpacing new originations in our auto loan portfolio.
•Average loans held for investment decreased by $3.9 billion to $75.1 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by customer payments outpacing new originations in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $4.6 billion to $300.8 billion as of March 31, 2024 from December 31, 2023 primarily driven by continued growth in our Consumer Banking business from our national banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 47 bps to 2.03% in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by higher net charge-offs in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 122 bps to 5.86% as of March 31, 2024 compared to December 31, 2023 primarily driven by seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $280 million and $54 million in the first quarters of 2024 and 2023, respectively.

26	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2024	2023	Change
Selected income statement data:
Net interest income	$599	$648	(8)%
Non-interest income	281	212	33
Total net revenue(1)	880	860	2
Provision (benefit) for credit losses(2)	(2)	259	**
Non-interest expense	515	530	(3)
Income from continuing operations before income taxes	367	71	**
Income tax provision	87	17	**
Income from continuing operations, net of tax	$280	$54	**
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$34,310	$37,373	(8)
Commercial and industrial	55,567	56,719	(2)
Total commercial banking	$89,877	$94,092	(4)
Average yield on loans held for investment(1)(3)	7.14%	6.31%	83bps
Average deposits	$31,844	$39,941	(20)%
Average deposits interest rate	2.65%	2.34%	31bps
Net charge-offs	$29	$21	38%
Net charge-off rate	0.13%	0.09%	4bps

(Dollars in millions, except as noted)	March 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$34,272	$34,446	(1)%
Commercial and industrial	55,189	56,042	(2)
Total commercial banking	$89,461	$90,488	(1)
Nonperforming loan rate	1.28%	0.84%	44	bps
Nonperforming asset rate(4)	1.28	0.84	44
Allowance for credit losses(2)	$1,538	$1,545	—%
Allowance coverage ratio	1.72%	1.71%	1	bps
Deposits	$31,082	$32,712	(5)%
Loans serviced for others	52,241	52,341	—
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $134 million and $158 million as of March 31, 2024 and December 31, 2023, respectively.
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

Key factors affecting the results of our Commercial Banking business for the first quarter of 2024 compared to the first quarter of 2023, and changes in financial condition and credit performance between March 31, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income decreased by $49 million to $599 million in the first quarter of 2024 primarily driven by lower average deposit and loan balances.
•Non-Interest Income: Non-interest income increased by $69 million to $281 million in the first quarter of 2024 primarily driven by our capital markets and agency business.
•Provision for Credit Losses: Provision for credit losses decreased by $261 million to a benefit of $2 million in the first quarter of 2024 primarily driven by an allowance release due to portfolio exits in our office real estate portfolio compared to an allowance build in the first quarter of 2023.
•Non-Interest Expense: Non-interest expense remained substantially flat at $515 million in the first quarter of 2024 compared to the first quarter of 2023.
Loans Held for Investment:
•Period-end loans held for investment decreased by $1.0 billion to $89.5 billion as of March 31, 2024 from December 31, 2023 primarily driven by customer payments outpacing originations.
•Average loans held for investment decreased by $4.2 billion to $89.9 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $1.6 billion to $31.1 billion as of March 31, 2024 from December 31, 2023 primarily driven by an intentional reduction in lower margin deposit balances.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 4 bps to 0.13% in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by charge offs in our real estate-related portfolios.
•The nonperforming loan rate increased by 44 bps to 1.28% as of March 31, 2024 compared to December 31, 2023 primarily driven by credit downgrades in our real estate-related portfolios.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

28	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Change
Selected income statement data:
Net interest loss	$(394)	$(479)	(18)%
Non-interest income (loss)	(2)	7	**
Total net loss(1)	(396)	(472)	(16)
Non-interest expense	147	94	56
Loss from continuing operations before income taxes	(543)	(566)	(4)
Income tax benefit	(201)	(207)	(3)
Loss from continuing operations, net of tax	$(342)	$(359)	(5)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations decreased by $17 million to a loss of $342 million in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by lower net interest loss due to higher cash balances, partially offset by the $42 million incremental FDIC special assessment expense recognized in the first quarter of 2024 related to certain regional bank failures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2023 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

29	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2024

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Disclosures Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	Requires entities to annually provide additional information in the income tax rate reconciliation and make additional disclosures about income taxes paid.
Effective beginning with our annual period ending on December 31, 2025, with early adoption permitted. Prospective application is required and retrospective application is also permitted.

We plan to adopt this standard for the above annual period and to apply the new requirements prospectively. We expect such adoption to result in additional information being included in our income tax footnote and consolidated statements of cash flows.

Segment Reporting Disclosures ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023	Requires disclosure of incremental segment information on an annual and interim basis.
Effective beginning with our annual period ending on December 31, 2024 and interim periods within fiscal years beginning January 1, 2025, with early adoption permitted. Retrospective application is required.

We plan to adopt this standard for the above annual period and to apply the new requirements retrospectively. We are still assessing the extent of the impacts of adoption to the disclosures in our business segment footnote.

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
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation—Basel III Finalization Proposal” in our 2023 Form 10-K.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement (“Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve, OCC and the FDIC, hereafter collectively referred to as the “Federal Banking Agencies,” set an earlier effective date.
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

31	Capital One Financial Corporation (COF)

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
As of March 31, 2024 and December 31, 2023, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 75% of this amount as of January 1, 2024. The remaining $600 million will be phased in on January 1, 2025. As of March 31, 2024, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 13.1% and would have been 13.0% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).

32	Capital One Financial Corporation (COF)

Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of March 31, 2024, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of March 31, 2024 and December 31, 2023.
Table 13: Capital Ratios Under Basel III(1)(2)

	March 31, 2024			December 31, 2023
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.1%	4.5%	N/A	12.9%	4.5%	N/A
Tier 1 capital(4)	14.4	6.0	6.0%	14.2	6.0	6.0%
Total capital(5)	16.2	8.0	10.0	16.0	8.0	10.0
Tier 1 leverage(6)	11.3	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(7)	9.6	3.0	N/A	9.6	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.4	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(4)	13.4	6.0	8.0	13.1	6.0	8.0
Total capital(5)	14.7	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(6)	10.5	4.0	5.0	10.3	4.0	5.0
Supplementary leverage(7)	8.9	3.0	N/A	8.8	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of March 31, 2024 are preliminary and therefore subject to change until we file our March 31, 2024 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of March 31, 2024 and December 31, 2023.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2024	December 31, 2023
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$63,088	$62,710
Adjustments and deductions:
AOCI, net of tax(1)	14	27
Goodwill, net of related deferred tax liabilities	(14,804)	(14,811)
Other intangible and deferred tax assets, net of deferred tax liabilities	(291)	(311)
Common equity Tier 1 capital	48,007	47,615
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	52,852	52,460
Tier 2 capital instruments	1,932	1,936
Qualifying allowance for credit losses	4,700	4,728
Tier 2 capital	6,632	6,664
Total capital	$59,484	$59,124

Regulatory capital metrics
Risk-weighted assets	$366,161	$369,206
Adjusted average assets(2)	468,030	467,553
Total leverage exposure(3)	547,984	546,909
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Basel III and U.S. Capital Rules” in this Report.
(2)Includes on-balance sheet asset adjustments subject to deduction from Tier 1 capital under the Basel III Capital Rules.
(3)Reflects on- and off-balance sheet amounts for the denominator of the supplementary leverage ratio as set forth by the Basel III Capital Rules.
Capital Planning and Regulatory Stress Testing
We repurchased $103 million of shares of our common stock during the first quarter of 2024.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K.
On April 4, 2024, we submitted our capital plan to the Federal Reserve as part of the 2024 stress testing cycle. The supervisory stress test results are expected to be released by the Federal Reserve by June 30, 2024. Our 2024 supervisory stress test result will determine the size of our stress capital buffer requirement for the period beginning from October 1, 2024 through September 30, 2025.
The Federal Reserve’s capital plan rule provides that if a BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan, it must update and resubmit its capital plan within 30 calendar days, subject to a potential 60-day extension. We determined that our proposed acquisition of Discover constitutes a material change and, therefore, we are required to resubmit an updated capital plan. The capital plan rule further provides that upon the occurrence of an event requiring resubmission, a BHC may not make any capital distribution unless it has received approval of the Federal Reserve. Accordingly, all our capital distributions are now subject to the prior approval of the Federal Reserve pending the Federal Reserve’s consideration of our resubmitted capital plan. We have received prior approval of the Federal Reserve to make certain capital distributions.

34	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first three months of 2024, we declared and paid common stock dividends of $238 million, or $0.60 per share, and preferred stock dividends of $57 million. Pursuant to the terms of the Merger Agreement, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter until the Transaction is completed or the Merger Agreement is terminated.
The following table summarizes the dividends paid per share on our various preferred stock series in the first three months of 2024.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2024
					Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. For additional information related to capital distributions as a result of the capital plan resubmission, see “Part I—Item 2. MD&A—Supervision and Regulation—Capital Planning and Stress Testing Update.”
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of March 31, 2024, funds available for dividend payments from the Bank were $6.6 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $103 million of shares of our common stock during the first quarter of 2024. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing,” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report and “Part I—Item 1. Business—Supervision and Regulation—Funding and Dividends from Subsidiaries” in our 2023 Form 10-K.

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

36	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “Part II—Item 7. MD&A—Risk Management” in our 2023 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “Part II—Item 7. MD&A—Risk Management” in our 2023 Form 10-K.
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
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 3—Investment Securities” as well as credit risk related to derivative transactions in “Part I— Item 1. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”
Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $1.6 billion and $854 million as of March 31, 2024 and December 31, 2023, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of March 31, 2024 and December 31, 2023.
Table 16: Portfolio Composition of Loans Held for Investment

	March 31, 2024		December 31, 2023
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$143,861	45.7%	$147,666	46.1%
International card businesses	6,733	2.1	6,881	2.1
Total credit card	150,594	47.8	154,547	48.2
Consumer Banking:
Auto	73,801	23.4	74,075	23.1
Retail banking	1,298	0.4	1,362	0.5
Total consumer banking	75,099	23.8	75,437	23.6
Commercial Banking:
Commercial and multifamily real estate	34,272	10.9	34,446	10.7
Commercial and industrial	55,189	17.5	56,042	17.5
Total commercial banking	89,461	28.4	90,488	28.2
Total loans held for investment	$315,154	100.0%	$320,472	100.0%

38	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of March 31, 2024 and December 31, 2023.
Table 17: Credit Card Portfolio by Geographic Region

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$14,831	9.8%	$15,167	9.8%
Texas	12,375	8.2	12,318	8.0
Florida	11,062	7.3	11,148	7.2
New York	9,271	6.2	9,578	6.2
Pennsylvania	5,845	3.9	5,824	3.8
Illinois	5,511	3.7	5,581	3.6
Ohio	4,899	3.3	4,845	3.1
New Jersey	4,723	3.1	4,702	3.0
Georgia	4,617	3.1	4,606	3.0
North Carolina	4,107	2.7	4,088	2.6
Other	66,620	44.2	69,809	45.2
Total domestic credit card	143,861	95.5	147,666	95.5%
International card businesses:
United Kingdom	3,617	2.4	3,639	2.4
Canada	3,116	2.1	3,242	2.1
Total international card businesses	6,733	4.5	6,881	4.5
Total credit card	$150,594	100.0%	$154,547	100.0%

39	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of March 31, 2024 and December 31, 2023.
Table 18: Consumer Banking Portfolio by Geographic Region

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,952	11.9%	$9,020	11.9%
California	8,638	11.5	8,747	11.6
Florida	6,530	8.7	6,488	8.6
Pennsylvania	3,231	4.3	3,215	4.3
Ohio	3,160	4.2	3,130	4.1
Illinois	2,983	4.0	2,988	4.0
Georgia	2,931	3.9	2,971	3.9
New Jersey	2,614	3.5	2,626	3.5
Other	34,762	46.3	34,890	46.3
Total auto	73,801	98.3	74,075	98.2

Retail banking:
New York	397	0.5	417	0.6
Texas	294	0.4	297	0.4
Louisiana	224	0.3	234	0.3
New Jersey	85	0.1	94	0.1
Maryland	79	0.1	81	0.1
Virginia	52	0.1	54	0.1
Other	167	0.2	185	0.2
Total retail banking	1,298	1.7	1,362	1.8
Total consumer banking	$75,099	100.0%	$75,437	100.0%

40	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of March 31, 2024 and December 31, 2023.
Table 19: Commercial Real Estate Portfolio by Region

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$13,183	38.5%	$13,931	40.5%
South	6,311	18.4	7,073	20.5
Pacific West	5,816	17.0	5,342	15.5
Mid-Atlantic	4,101	12.0	4,138	12.0
Mountain	2,446	7.1	1,910	5.5
Midwest	2,415	7.0	2,052	6.0
Total	$34,272	100.0%	$34,446	100.0%
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

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2024 and December 31, 2023. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2024	December 31, 2023
Industry Classification:
Finance	31%	31%
Real Estate & Construction(1)	29	30
Government & Education	8	8
Health Care & Pharmaceuticals	6	6
Commercial Services	4	4
Technology, Telecommunications & Media	3	2
Oil, Gas & Pipelines	3	3
Other	16	16
Total	100%	100%
__________
(1)The funded balance for commercial office real estate held for investment totaled $2.2 billion, or 2.5% and $2.3 billion, or 2.5%, as of March 31, 2024 and December 31, 2023, respectively. Commercial office real estate exposure does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2024 and December 31, 2023.
Table 21: Credit Score Distribution

(Percentage of portfolio)	March 31, 2024	December 31, 2023
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	68%	68%
660 or below	32	32
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	53%	53%
621 - 660	20	20
620 or below	27	27
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic Card credit scores generally represent Fair Isaac Corporation (“FICO”) scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements and Supplementary Data—Note 4—Loans” for additional credit quality information and see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings for each of our loan categories.

43	Capital One Financial Corporation (COF)

Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2024 and December 31, 2023.
Table 22: 30+ Day Delinquencies

	March 31, 2024				December 31, 2023
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,445	4.48%	$6,445	4.48%	$6,806	4.61%	$6,806	4.61%
International card businesses	325	4.83	332	4.94	321	4.67	329	4.77
Total credit card	6,770	4.50	6,777	4.50	7,127	4.61	7,135	4.62
Consumer Banking:
Auto	3,898	5.28	4,370	5.92	4,696	6.34	5,307	7.16
Retail banking	13	0.95	29	2.23	17	1.19	33	2.40
Total consumer banking	3,911	5.21	4,399	5.86	4,713	6.25	5,340	7.08
Commercial Banking:
Commercial and multifamily real estate	5	0.02	222	0.65	—	—	121	0.35
Commercial and industrial	22	0.04	170	0.31	55	0.10	181	0.32
Total commercial banking	27	0.03	392	0.44	55	0.06	302	0.33
Total	$10,708	3.40	$11,568	3.67	$11,895	3.71	$12,777	3.99
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

44	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day delinquent loans held for investment, by aging and geography, as of March 31, 2024 and December 31, 2023
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,631	1.47%	$5,367	1.68%
60 – 89 days	2,816	0.89	3,119	0.97
> 90 days	4,121	1.31	4,291	1.34
Total	$11,568	3.67%	$12,777	3.99%
Geographic region:
Domestic	$11,236	3.56%	$12,448	3.89%
International	332	0.11	329	0.10
Total	$11,568	3.67%	$12,777	3.99%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

45	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of March 31, 2024 and December 31, 2023. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,479	2.31%	$3,499	2.26%
Commercial banking	23	0.03	55	0.06
Total	$3,502	1.11	$3,554	1.11
Geographic region:
Domestic	$3,362	1.09	$3,422	1.09
International	140	2.07	132	1.91
Total	$3,502	1.11	$3,554	1.11
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.
Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2024 and December 31, 2023. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”

46	Capital One Financial Corporation (COF)

Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$9	0.13%	$9	0.13%
Total credit card	9	0.01	9	0.01
Consumer Banking:
Auto	585	0.79	712	0.96
Retail banking	41	3.21	46	3.36
Total consumer banking	626	0.83	758	1.00
Commercial Banking:
Commercial and multifamily real estate	541	1.58	425	1.23
Commercial and industrial	607	1.10	336	0.60
Total commercial banking	1,148	1.28	761	0.84
Total nonperforming loans held for investment(3)	1,783	0.57	1,528	0.48
Other nonperforming assets(4)	59	0.01	62	0.02
Total nonperforming assets	$1,842	0.58	$1,590	0.50
__________
(1)We recognized interest income for loans classified as nonperforming of $5 million and $2 million in the first quarters of 2024 and 2023, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.04% and 0.88% as of March 31, 2024 and December 31, 2023, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.
Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2024 and 2023.
Table 26: Net Charge-Offs

	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,120	5.94%	$1,299	4.04%
International card businesses	87	5.16	70	4.54
Total credit card	2,207	5.90	1,369	4.06

47	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Consumer Banking:
Auto	367	1.99	296	1.53
Retail banking	13	4.04	11	2.97
Total consumer banking	380	2.03	307	1.56
Commercial Banking:
Commercial and multifamily real estate	18	0.20	17	0.19
Commercial and industrial	11	0.08	4	0.03
Total commercial banking	29	0.13	21	0.09
Total net charge-offs	$2,616	3.33	$1,697	2.21
Average loans held for investment	$314,614		$307,756
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.

48	Capital One Financial Corporation (COF)

Financial Difficulty Modifications to Borrowers
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
For more information on FDMs, see “Item 1. Financial Statements and Supplementary Data—Note 4—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.

49	Capital One Financial Corporation (COF)

Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2024 and 2023, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2024
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(2,452)	(122)	(2,574)	(642)	(18)	(660)	(39)	(3,273)
Recoveries(1)	332	35	367	275	5	280	10	657
Net charge-offs	(2,120)	(87)	(2,207)	(367)	(13)	(380)	(29)	(2,616)
Provision for credit losses	2,157	102	2,259	422	4	426	22	2,707
Allowance build (release) for credit losses	37	15	52	55	(9)	46	(7)	91
Other changes(2)	—	(7)	(7)	—	—	—	—	(7)
Balance as of March 31, 2024	11,298	456	11,754	2,057	31	2,088	1,538	15,380
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(24)	(24)
Balance as of March 31, 2024	—	—	—	—	—	—	134	134
Combined allowance and reserve as of March 31, 2024	$11,298	$456	$11,754	$2,057	$31	$2,088	$1,672	$15,514

	Three Months Ended March 31, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(1,587)	(101)	(1,688)	(515)	(16)	(531)	(24)	(2,243)
Recoveries(1)	288	31	319	219	5	224	3	546
Net charge-offs	(1,299)	(70)	(1,369)	(296)	(11)	(307)	(21)	(1,697)
Provision for credit losses	2,174	87	2,261	274	1	275	266	2,802
Allowance build (release) for credit losses	875	17	892	(22)	(10)	(32)	245	1,105
Other changes(4)	32	4	36	—	—	—	—	36
Balance as of March 31, 2023	10,032	378	10,410	2,165	40	2,205	1,703	14,318
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(7)	(7)
Balance as of March 31, 2023	—	—	—	—	—	—	211	211
Combined allowance and reserve as of March 31, 2023	$10,032	$378	$10,410	$2,165	$40	$2,205	$1,914	$14,529
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments.
(3)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.
(4)Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans. The initial allowance of PCD loans was $32 million for the three months ended March 31, 2023.

50	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $127.5 billion and $120.7 billion as of March 31, 2024 and December 31, 2023, respectively, as shown in Table 28 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of March 31, 2024, we had available issuance capacity of $42.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of March 31, 2024, we had access to available contingent liquidity sources totaling $97.6 billion through pledged collateral, including a portion of the investment securities included in the liquidity reserve amount above, at the Federal Reserve Discount Window, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”).
As of March 31, 2024 and December 31, 2023, our funding sources totaled $401.3 billion and $398.3 billion, respectively, primarily comprised of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 28 below presents the composition of our liquidity reserves as of March 31, 2024 and December 31, 2023.
Table 28: Liquidity Reserves

(Dollars in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$51,028	$43,297
Securities available for sale	78,398	79,117
FHLB borrowing capacity secured by loans	5,117	5,205
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(50)	(50)
Other encumbrances of investment securities	(7,012)	(6,917)
Total liquidity reserves	$127,481	$120,652
Our liquidity reserves increased by $6.8 billion to $127.5 billion as of March 31, 2024 from December 31, 2023, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2023 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2024 was 164%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information.

51	Capital One Financial Corporation (COF)

Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the first quarter of 2024 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process. As of March 31, 2024, we had $22.6 billion and $19.4 billion of available issuance capacity in our credit card and auto loan securitization programs, respectively.
In addition to our issuance capacity under the shelf registration statements, we also have pledged collateral to support our access to FHLB advances, the Federal Reserve Discount Window and FICC—GSD general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of March 31, 2024, we pledged both loans and securities to the FHLB to secure a maximum borrowing capacity of $36.7 billion, of which $50 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million as of both March 31, 2024 and December 31, 2023.
As a member of FICC—GSD, we have $22.1 billion of readily available borrowing capacity secured by securities from our investment portfolio as of March 31, 2024. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $439 thousand and $375 thousand as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, we pledged loans to secure a borrowing capacity of $38.8 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both March 31, 2024 and December 31, 2023.

52	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for the three months ended March 31, 2024 and 2023.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$35,707	$148	1.66%	$45,193	$197	1.74%
Saving deposits(2)	206,621	1,721	3.33	203,782	1,067	2.09
Time deposits	76,122	943	4.95	59,813	592	3.96
Total interest-bearing deposits	$318,450	$2,812	3.53	$308,788	$1,856	2.40
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both March 31, 2024 and December 31, 2023. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Part I—Item 1. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $30 million to $568 million as of March 31, 2024 from December 31, 2023 driven by an increase in repurchase agreements.

53	Capital One Financial Corporation (COF)

Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $475 million to $49.8 billion as of March 31, 2024 from December 31, 2023 primarily driven by net issuances of senior unsecured debt. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements and Supplementary Data—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes and their respective maturities or redemptions for the three months ended March 31, 2024 and 2023.
Table 30: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2024	2023	2024	2023
Securitized debt obligations	—	$1,250	$367	$560
Senior and subordinated notes	$2,000	2,250	750	3,047
Total	$2,000	$3,500	$1,117	$3,607

54	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2023 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of March 31, 2024 and December 31, 2023.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2024		December 31, 2023
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of April 22, 2024, Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook. Following the Company’s February 19, 2024 announcement to acquire Discover, Moody’s Investors Service (“Moody’s”) placed our credit ratings on review for a downgrade. Moody’s said its review for downgrade may continue until the transaction has been completed.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of March 31, 2024 and December 31, 2023, our total unfunded lending commitments were $452.6 billion and $441.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements and Supplementary Data—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of both March 31, 2024 and December 31, 2023, we had $1.5 billion, in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” in our 2023 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of March 31, 2024 and December 31, 2023, we had $391 million and $789 million, respectively, in aggregate purchase obligation liabilities.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Part I—Item 1. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations,” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 14—Employee Benefit Plans” in our 2023 Form 10-K.

55	Capital One Financial Corporation (COF)

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
•We incorporate the dynamic nature of deposit re-pricing, which includes pricing lags and changes in deposit beta and mix as interest rates change, and the prepayment sensitivity of our mortgage securities to the level of interest rates. In our models, deposit betas and mortgage security prepayments vary dynamically based on the level of interest rates and by product type. In the contexts used in this section, “beta” refers to the change in deposit rate paid relative to the change in the federal funds rate.
•In instances where an interest rate scenario would result in a rate less than 0.00%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0.00%.
At the current level of interest rates, our projected 12-month net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and

56	Capital One Financial Corporation (COF)

other liabilities, net of our interest rate hedges. Our current sensitivity to both upward and downward shocks is largely unchanged as compared to December 31, 2023.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity is largely unchanged as compared to December 31, 2023.

57	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of March 31, 2024 and December 31, 2023.
Table 32: Interest Rate Sensitivity Analysis

	March 31, 2024	December 31, 2023
Estimated impact on projected baseline net interest income:
+200 basis points	1.2%	0.7%
+100 basis points	0.9	0.8
+50 basis points	0.5	0.4
–50 basis points	(0.6)	(0.5)
–100 basis points	(1.2)	(0.9)
–200 basis points	(2.5)	(2.0)
Estimated impact on economic value of equity:
+200 basis points	(8.4)	(8.4)
+100 basis points	(3.7)	(3.7)
+50 basis points	(1.8)	(1.8)
–50 basis points	1.7	1.6
–100 basis points	3.2	2.9
–200 basis points	4.9	4.0
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
For further information on our interest rate exposures, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”

58	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 987 million GBP and 973 million GBP as of March 31, 2024 and December 31, 2023, respectively, and 1.6 billion CAD as of both March 31, 2024 and December 31, 2023. Our nominal EUR-denominated borrowings outstanding were 1.3 billion EUR as of both March 31, 2024 and December 31, 2023.
Our non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.2 billion GBP as of both March 31, 2024 and December 31, 2023, and 2.4 billion CAD as of both March 31, 2024 and December 31, 2023.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal. For more information, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities” and “Part I—Item 1. Financial Statements and Supplementary Data—Note 10—Stockholders’ Equity.”
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99 percent confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Part I—Item 1. Financial Statements and Supplementary Data—Note 9—Derivative Instruments and Hedging Activities.”

SUPERVISION AND REGULATION
Regulation of Consumer Lending Activities Update
On March 5, 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule amending Regulation Z that, when effective, would significantly lower the safe harbor amount for past due fees that a large credit card issuer, including the Bank, can charge on consumer credit card accounts. The final rule currently has an effective date of May 14, 2024 but is subject to ongoing litigation, the outcome of which remains uncertain. For more information on risks related to these rules, see the risk factors set forth under Part I—Item 1A. Risk Factors” in our 2023 Form 10-K” and for more information on the potential impact on our business see “Introduction—Business Developments—Consumer Financial Protection Bureau Final Rule.”
Capital Planning and Stress Testing Update
The Federal Reserve’s capital plan rule provides that if a BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan, it must update and resubmit its capital plan within 30 calendar days, subject to a potential 60-day extension. We determined that our proposed acquisition of Discover

59	Capital One Financial Corporation (COF)

constitutes a material change and, therefore, we are required to resubmit an updated capital plan. The capital plan rule further provides that upon the occurrence of an event requiring resubmission, a BHC may not make any capital distribution unless it has received approval of the Federal Reserve. Accordingly, all our capital distributions are now subject to the prior approval of the Federal Reserve pending the Federal Reserve’s consideration of our resubmitted capital plan. We have received prior approval of the Federal Reserve to make certain capital distributions.
We provide additional information on our Supervision and Regulation in our 2023 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

60	Capital One Financial Corporation (COF)

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “think,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•risks relating to the pending Transaction, including the risk that the cost savings and any revenue synergies and other anticipated benefits from the Transaction may not be fully realized or may take longer than anticipated to be realized; disruption to our business and to Discover’s business as a result of the announcement and pendency of the Transaction; the risk that the integration of Discover’s business and operations into ours, including into our compliance management program, will be materially delayed or will be more costly or difficult than expected, or that we are otherwise unable to successfully integrate Discover’s business into ours, including as a result of unexpected factors or events; the possibility that the requisite regulatory, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that requisite regulatory approvals may result in the imposition of conditions that could adversely affect us or the expected benefits of the Transaction following the closing of the Transaction); reputational risk and the reaction of customers, suppliers, employees or other business partners of ours or of Discover to the Transaction; the failure of the closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in completing the Transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the dilution caused by our issuance of additional shares of our common stock in connection with the Transaction; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; risks related to management and oversight of our expanded business and operations following the Transaction due to the increased size and complexity of our business; the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction or the size, scope and complexity of our business operations following the Transaction; the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us (before or after the Transaction) or against Discover; the risk that expectations regarding the timing, completion and accounting and tax treatments of the Transaction are not met; the risk that any announcements relating to the Transaction could have adverse effects on the market price of our common stock; certain restrictions during the pendency of the Transaction; the diversion of management’s attention from ongoing business operations and opportunities; the risk that revenues following the Transaction may be lower than expected and/or the risk that certain expenses, such as the provision for credit losses, of Discover or the surviving entity may be greater than expected; our and Discover’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing; effects of the announcement, pendency or completion of the Transaction on our or Discover’s ability to retain customers and retain and hire key personnel and maintain relationships with our and Discover’s suppliers and other business partners, and on our and Discover’s operating results and businesses generally; and other factors that may affect our future results or the future results of Discover;

61	Capital One Financial Corporation (COF)

•changes and instability in the macroeconomic environment, resulting from factors that include, but are not limited to monetary policy actions, geopolitical conflicts or instability, such as the war between Ukraine and Russia and the war between Israel and Hamas, labor shortages, government shutdowns, inflation and deflation, potential recessions, lower demand for credit, changes in deposit practices and payment patterns;
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
•the extensive use, reliability, and accuracy of the models, artificial intelligence, and data on which we rely;
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
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties, actual or perceived;
•our ability to invest successfully in and introduce digital and other technological developments across all our businesses;

62	Capital One Financial Corporation (COF)

•a downgrade in our credit ratings;
•our ability to manage risks from catastrophic events;
•compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties;
•our ability to protect our intellectual property; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

63	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2024		March 31, 2023
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)		$4,127		$4,048
FDIC special assessment	(42)		—
Adjusted operating expense (non-GAAP)		$4,085		$4,048

Adjusted net revenue (non-GAAP)		$9,402		$8,903

Operating efficiency ratio (U.S. GAAP)	43.89%		45.47%
Impact of adjustments noted above	(44)	bps	—	bps
Adjusted operating efficiency ratio (non-GAAP)	43.45%		45.47%
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

64	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2024	2023
Tangible Common Equity (Average):
Stockholders’ equity	$57,998	$54,773
Goodwill and other intangible assets(1)	(15,280)	(14,984)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$37,873	$34,944
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$1,200	$887
Tangible common equity (Average)	37,873	34,944
Return on tangible common equity(2)	12.67%	10.15%
Tangible Assets (Average):
Total assets	$474,995	$462,324
Goodwill and other intangible assets(1)	(15,280)	(14,984)
Tangible assets	$459,715	$447,340
Return on Tangible Assets (Average):
Net income	$1,280	$960
Tangible assets (Average)	459,715	447,340
Return on tangible assets(3)	1.11%	0.86%

(Dollars in millions, except as noted)	March 31, 2024	March 31, 2023	December 31, 2023
Tangible Common Equity (Period-End):
Stockholders’ equity	$57,801	$54,653	$58,089
Goodwill and other intangible assets(1)	(15,257)	(15,098)	(15,289)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$37,699	$34,710	$37,955
Tangible Assets (Period-End):
Total assets	$481,720	$471,660	$478,464
Goodwill and other intangible assets(1)	(15,257)	(15,098)	(15,289)
Tangible assets	$466,463	$456,562	$463,175
Tangible Book Value per Common Share:
Tangible common equity (period-end)	$37,699	$34,710	$37,955
Outstanding Common Shares	382.1	382.0	380.4
Tangible book value per common share	$98.67	$90.86	$99.78
TCE Ratio
Tangible common equity (Period-end)	$37,699	$34,710	$37,955
Tangible Assets (Period-end)	466,463	456,562	463,175
TCE Ratio(4)	8.1%	7.6%	8.2%
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
(4)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

65	Capital One Financial Corporation (COF)

Glossary and Acronyms
2019 Cybersecurity Incident: The unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers that we announced on July 29, 2019.
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
Annual Report: References to our “2023 Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Bank: CONA, Capital One Financial Corporation’s principal operating subsidiary.
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

66	Capital One Financial Corporation (COF)

CONA Bank Merger: The merger of Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, with and into CONA, with CONA as the surviving entity.
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
Discover: Discover Financial Services, a Delaware corporation.
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

67	Capital One Financial Corporation (COF)

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
Merger Agreement: Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover, Capital One and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Capital One.
Merger Sub: Vega Merger Sub, Inc.
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
NSFR Rule: The final rules published by the Basel Committee and as issued by the Federal Banking Agencies in October 2020 implementing the net stable funding ratio (“NSFR”) in the United States. The NSFR measures the stability of our funding profile and requires us to maintain minimum amounts of stable funding to support our assets, commitments and derivatives exposures over a one-year period.
PR Rules: The U.S. prudential regulators’ margin rules for uncleared derivatives.

68	Capital One Financial Corporation (COF)

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
Second Step Merger: The merger of Discover with and into Capital One, with Capital One as the surviving entity.
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
This Report: Quarterly Report on Form 10-Q for the period ended March, 31 2024.
Transaction: On February 19, 2024, we entered into the Merger Agreement to acquire Discover in an all-stock transaction.
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

69	Capital One Financial Corporation (COF)

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
CFO: Chief Financial Officer
CFPB: Consumer Financial Protection Bureau
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
CONA: Capital One, National Association
CVA: Credit valuation adjustment
DCF: Discounted cash flow
DIF: Deposit Insurance Fund
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
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise

70	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

71	Capital One Financial Corporation (COF)

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2024	2023
Interest income:
Loans, including loans held for sale	$9,920	$8,723
Investment securities	687	615
Other	570	416
Total interest income	11,177	9,754
Interest expense:
Deposits	2,812	1,856
Securitized debt obligations	261	211
Senior and subordinated notes	606	489
Other borrowings	10	12
Total interest expense	3,689	2,568
Net interest income	7,488	7,186
Provision for credit losses	2,683	2,795
Net interest income after provision for credit losses	4,805	4,391
Non-interest income:
Interchange fees, net	1,145	1,139
Service charges and other customer-related fees	462	379
Other	307	199
Total non-interest income	1,914	1,717
Non-interest expense:
Salaries and associate benefits	2,478	2,427
Occupancy and equipment	554	508
Marketing	1,010	897
Professional services	262	324
Communications and data processing	351	350
Amortization of intangibles	19	14
Other	463	425
Total non-interest expense	5,137	4,945
Income from continuing operations before income taxes	1,582	1,163
Income tax provision	302	203
Net income	1,280	960
Dividends and undistributed earnings allocated to participating securities	(23)	(16)
Preferred stock dividends	(57)	(57)
Net income available to common stockholders	$1,200	$887
Basic earnings per common share:
Net income per basic common share	$3.14	$2.32
Diluted earnings per common share:
Net income per diluted common share	$3.13	$2.31

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net income	$1,280	$960
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(844)	962
Net unrealized gains (losses) on hedging relationships	(410)	401
Foreign currency translation adjustments	(13)	13
Other	1	0
Other comprehensive income (loss), net of tax	(1,266)	1,376
Comprehensive income (loss)	$14	$2,336

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,671	$4,903
Interest-bearing deposits and other short-term investments	46,357	38,394
Total cash and cash equivalents	51,028	43,297
Restricted cash for securitization investors	474	458
Securities available for sale (amortized cost of $88.5 billion and $88.1 billion as of March 31, 2024 and December 31, 2023, respectively, and allowance for credit losses of $4 million as of both March 31, 2024 and December 31, 2023)	78,398	79,117
Loans held for investment:
Unsecuritized loans held for investment	285,577	289,229
Loans held in consolidated trusts	29,577	31,243
Total loans held for investment	315,154	320,472
Allowance for credit losses	(15,380)	(15,296)
Net loans held for investment	299,774	305,176
Loans held for sale ($1.2 billion and $347 million carried at fair value as of March 31, 2024 and December 31, 2023, respectively)	1,631	854
Premises and equipment, net	4,366	4,375
Interest receivable	2,514	2,478
Goodwill	15,062	15,065
Other assets	28,473	27,644
Total assets	$481,720	$478,464

Liabilities:
Interest payable	$762	$649
Deposits:
Non-interest-bearing deposits	27,617	28,024
Interest-bearing deposits	323,352	320,389
Total deposits	350,969	348,413
Securitized debt obligations	17,661	18,043
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	568	538
Senior and subordinated notes	32,108	31,248
Other borrowings	24	27
Total other debt	32,700	31,813
Other liabilities	21,827	21,457
Total liabilities	423,919	420,375
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both March 31, 2024 and December 31, 2023)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 699,753,620 and 696,242,668 shares issued as of March 31, 2024 and December 31, 2023, respectively; 382,063,343 and 380,389,609 shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	7	7
Additional paid-in capital, net	35,808	35,541
Retained earnings	61,905	60,945
Accumulated other comprehensive loss	(9,534)	(8,268)
Treasury stock, at cost (par value $0.01 per share; 317,690,277 and 315,853,059 shares as of March 31, 2024 and December 31, 2023, respectively)	(30,385)	(30,136)
Total stockholders’ equity	57,801	58,089
Total liabilities and stockholders’ equity	$481,720	$478,464

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(1)						(25)			(25)
Comprehensive income (loss)						1,280	(1,266)		14
Dividends—common stock(2)			24,969	0	3	(238)			(235)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(249)	(249)
Issuances of common stock and restricted stock, net of forfeitures			3,470,983	0	80				80
Exercises of stock options			15,000	0	1				1
Compensation expense for restricted stock units					183				183
Balance as of March 31, 2024	4,975,000	$0	699,753,620	$7	$35,808	$61,905	$(9,534)	$(30,385)	$57,801

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(3)						48			48
Comprehensive income						960	1,376		2,336
Dividends—common stock(2)			26,635	0	3	(237)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(246)	(246)
Issuances of common stock and restricted stock, net of forfeitures			2,972,149	0	76				76
Compensation expense for restricted stock units					148				148
Balance as of March 31, 2023	4,975,000	$0	693,333,206	$7	$34,952	$57,898	$(8,540)	$(29,664)	$54,653
________
(1)Impact from the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.
(2)We declared dividends per share on our common stock of $0.60 in both the first quarters of 2024 and 2023.
(3)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.

See Notes to Consolidated Financial Statements.
76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Operating activities:
Income from continuing operations, net of tax	$1,280	$960
Net income	1,280	960
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	2,683	2,795
Depreciation and amortization, net	806	1,251
Deferred tax provision (benefit)	116	(169)
Loss (gain) on sales of loans	13	(5)
Stock-based compensation expense	193	154
Other	31	14
Loans held for sale:
Originations and purchases	(1,477)	(1,237)
Proceeds from sales and paydowns	610	1,064
Changes in operating assets and liabilities:
Changes in interest receivable	(36)	(131)
Changes in other assets	(670)	398
Changes in interest payable	113	94
Changes in other liabilities	(652)	(2,196)
Net cash from operating activities	3,010	2,992
Investing activities:
Securities available for sale:
Purchases	(2,732)	(5,843)
Proceeds from paydowns and maturities	2,397	1,990
Loans:
Net changes in loans originated as held for investment	1,906	3,396
Principal recoveries of loans previously charged off	657	546
Changes in premises and equipment	(247)	(235)
Net cash used in acquisition activities	0	(2,539)
Net cash used in other investing activities	(306)	(309)
Net cash used in investing activities	$1,675	$(2,994)

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Financing activities:
Deposits and borrowings:
Changes in deposits	$2,620	$16,648
Issuance of securitized debt obligations	0	1,248
Maturities and paydowns of securitized debt obligations	(367)	(560)
Issuance of senior and subordinated notes and long-term FHLB advances	1,992	2,241
Maturities and paydowns of senior and subordinated notes and long-term FHLB advances	(750)	(3,047)
Changes in other borrowings	27	(350)
Common stock:
Net proceeds from issuances	80	76
Dividends paid	(235)	(234)
Preferred stock:
Dividends paid	(57)	(57)
Purchases of treasury stock	(249)	(246)
Proceeds from share-based payment activities	1	0
Net cash from financing activities	3,062	15,719
Changes in cash, cash equivalents and restricted cash for securitization investors	7,747	15,717
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,755	31,256
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$51,502	$46,973
Supplemental cash flow information:
Interest paid	$3,108	$2,084
Income tax paid	47	103

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

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
As of March 31, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2023 Annual Report on Form 10-K (“2023 Form 10-K”).

79	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Three Months Ended March 31, 2024

Standard	Guidance	Adoption Timing and Financial Statement Impacts
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

We adopted this standard on its effective date of January 1, 2024 using a modified retrospective transition method, which results in a cumulative-effect adjustment to retained earnings in the period of adoption.

Our adoption of this standard did not have a material impact on our consolidated financial statements

See “Consolidated Statements of Changes in Stockholders’ Equity” and “Note 6—Variable Interest Entities and Securitizations” for additional disclosures.

80	Capital One Financial Corporation (COF)

NOTE 2—BUSINESS COMBINATIONS
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

81	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of March 31, 2024 and December 31, 2023, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of March 31, 2024 and December 31, 2023. Accrued interest receivable of $248 million and $227 million as of March 31, 2024 and December 31, 2023, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	March 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,764	$0	$3	$(39)	$5,728
RMBS:
Agency	71,153	0	74	(9,506)	61,721
Non-agency	600	(4)	86	(5)	677
Total RMBS	71,753	(4)	160	(9,511)	62,398
Agency CMBS	8,867	0	19	(693)	8,193
Other securities(1)	2,075	0	4	0	2,079
Total investment securities available for sale	$88,459	$(4)	$186	$(10,243)	$78,398

	December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,330	$0	$1	$(49)	$5,282
RMBS:
Agency	71,294	0	104	(8,450)	62,948
Non-agency	610	(4)	89	(5)	690
Total RMBS	71,904	(4)	193	(8,455)	63,638
Agency CMBS	8,961	0	14	(652)	8,323
Other securities(1)	1,868	0	6	0	1,874
Total investment securities available for sale	$88,063	$(4)	$214	$(9,156)	$79,117
__________
(1)Includes $1.6 billion and $1.4 billion of asset-backed securities (“ABS”) as of March 31, 2024 and December 31, 2023, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

82	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$443	$(1)	$2,099	$(38)	$2,542	$(39)
RMBS:
Agency	3,213	(36)	53,912	(9,470)	57,125	(9,506)
Non-agency	5	0	14	(1)	19	(1)
Total RMBS	3,218	(36)	53,926	(9,471)	57,144	(9,507)
Agency CMBS	544	(5)	6,509	(688)	7,053	(693)
Other securities	398	0	99	0	497	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$4,603	$(42)	$62,633	$(10,197)	$67,236	$(10,239)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$733	$0	$2,242	$(49)	$2,975	$(49)
RMBS:
Agency	3,511	(43)	53,987	(8,407)	57,498	(8,450)
Non-agency	1	0	13	(1)	14	(1)
Total RMBS	3,512	(43)	54,000	(8,408)	57,512	(8,451)
Agency CMBS	547	(7)	6,465	(645)	7,012	(652)
Other securities	276	0	4	0	280	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$5,068	$(50)	$62,711	$(9,102)	$67,779	$(9,152)
__________
(1)    Consists of approximately 2,770 and 2,740 securities in gross unrealized loss positions as of March 31, 2024 and December 31, 2023, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of March 31, 2024, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

83	Capital One Financial Corporation (COF)

Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2024
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$1,892	$3,542	$294	$0	$5,728
RMBS(1):
Agency	2	92	1,073	60,554	61,721
Non-agency	0	0	5	672	677
Total RMBS	2	92	1,078	61,226	62,398
Agency CMBS(1)	494	2,482	3,221	1,996	8,193
Other securities	373	1,682	24	0	2,079
Total securities available for sale	$2,761	$7,798	$4,617	$63,222	$78,398
Amortized cost of securities available for sale	$2,788	$7,986	$5,013	$72,672	$88,459
Weighted-average yield for securities available for sale	3.50%	4.43%	3.52%	3.10%	3.26%
__________
(1)As of March 31, 2024, the weighted-average expected maturities of RMBS and Agency CMBS were 7.8 years and 4.4 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for both the three months ended March 31, 2024 and 2023.
Securities Pledged and Received
We pledged investment securities totaling $40.7 billion and $45.1 billion as of March 31, 2024 and December 31, 2023, respectively. These securities are primarily pledged to support our access to FHLB advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $13 million and $16 million as of March 31, 2024 and December 31, 2023, respectively, related to our derivative transactions.

84	Capital One Financial Corporation (COF)

NOTE 4—LOANS
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
Accrued interest receivable of $2.2 billion as of both March 31, 2024 and December 31, 2023, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2024 and December 31, 2023. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$137,416	$1,735	$1,371	$3,339	$6,445	$143,861
International card businesses	6,401	113	75	144	332	6,733
Total credit card	143,817	1,848	1,446	3,483	6,777	150,594
Consumer Banking:
Auto	69,431	2,769	1,244	357	4,370	73,801
Retail banking	1,269	11	3	15	29	1,298
Total consumer banking	70,700	2,780	1,247	372	4,399	75,099
Commercial Banking:
Commercial and multifamily real estate	34,050	0	94	128	222	34,272
Commercial and industrial	55,019	3	29	138	170	55,189
Total commercial banking	89,069	3	123	266	392	89,461
Total loans(1)	$303,586	$4,631	$2,816	$4,121	$11,568	$315,154
% of Total loans	96.33%	1.47%	0.89%	1.31%	3.67%	100.00%

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$140,860	$1,968	$1,471	$3,367	$6,806	$147,666
International card businesses	6,552	116	76	137	329	6,881
Total credit card	147,412	2,084	1,547	3,504	7,135	154,547
Consumer Banking:
Auto	68,768	3,268	1,555	484	5,307	74,075
Retail banking	1,329	15	3	15	33	1,362
Total consumer banking	70,097	3,283	1,558	499	5,340	75,437

85	Capital One Financial Corporation (COF)

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	34,325	0	14	107	121	34,446
Commercial and industrial	55,861	0	0	181	181	56,042
Total commercial banking	90,186	0	14	288	302	90,488
Total loans(1)	$307,695	$5,367	$3,119	$4,291	$12,777	$320,472
% of Total loans	96.01%	1.68%	0.97%	1.34%	3.99%	100.00%
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.3 billion and $1.4 billion as of March 31, 2024 and December 31, 2023, respectively.
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of March 31, 2024 and December 31, 2023. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2024			December 31, 2023
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$3,339	N/A	$0	$3,367	N/A	$0
International card businesses	140	$9	0	132	$9	0
Total credit card	3,479	9	0	3,499	9	0
Consumer Banking:
Auto	0	585	0	0	712	0
Retail banking	0	41	21	0	46	19
Total consumer banking	0	626	21	0	758	19
Commercial Banking:
Commercial and multifamily real estate	5	541	369	0	425	335
Commercial and industrial	18	607	347	55	336	193
Total commercial banking	23	1,148	716	55	761	528
Total	$3,502	$1,783	$737	$3,554	$1,528	$547
% of Total loans held for investment	1.11%	0.57%	0.23%	1.11%	0.48%	0.17%
__________
(1)We recognized interest income for loans classified as nonperforming of $5 million and $2 million for the three months ended March 31, 2024 and 2023, respectively.

86	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of March 31, 2024 and December 31, 2023.
Table 4.3: Credit Card Delinquency Status

	March 31, 2024			December 31, 2023
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$137,043	$373	$137,416	$140,521	$339	$140,860
30-59 days	1,709	26	1,735	1,940	28	1,968
60-89 days	1,352	19	1,371	1,454	17	1,471
Greater than 90 days	3,313	26	3,339	3,339	28	3,367
Total domestic credit card	143,417	444	143,861	147,254	412	147,666

International card businesses:
Current	6,368	33	6,401	6,521	31	6,552
30-59 days	108	5	113	112	4	116
60-89 days	71	4	75	72	4	76
Greater than 90 days	139	5	144	132	5	137
Total international card businesses	6,686	47	6,733	6,837	44	6,881
Total credit card	$150,103	$491	$150,594	$154,091	$456	$154,547

87	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of March 31, 2024 and December 31, 2023. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.4: Consumer Banking Portfolio by Vintage Year

	March 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$4,180	$11,141	$11,433	$8,457	$2,654	$1,132	$38,997	$0	$0	$38,997
621-660	1,367	4,526	4,030	2,974	1,148	600	14,645	0	0	14,645
620 or below	1,865	6,228	5,036	3,807	2,024	1,199	20,159	0	0	20,159
Total auto	7,412	21,895	20,499	15,238	5,826	2,931	73,801	0	0	73,801

Retail banking—Delinquency status:
Current	69	77	92	56	62	554	910	355	4	1,269
30-59 days	0	0	0	1	0	2	3	8	0	11
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	1	7	8	5	2	15
Total retail banking	69	77	92	57	63	564	922	370	6	1,298
Total consumer banking	$7,481	$21,972	$20,591	$15,295	$5,889	$3,495	$74,723	$370	$6	$75,099

88	Capital One Financial Corporation (COF)

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$12,219	$12,593	$9,505	$3,124	$1,213	$309	$38,963	$0	$0	$38,963
621-660	4,863	4,432	3,346	1,337	592	192	14,762	0	0	14,762
620 or below	6,647	5,539	4,283	2,349	1,131	401	20,350	0	0	20,350
Total auto	23,729	22,564	17,134	6,810	2,936	902	74,075	0	0	74,075

Retail banking—Delinquency status:
Current	98	157	57	65	117	468	962	363	4	1,329
30-59 days	1	0	1	1	0	1	4	11	0	15
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	0	8	8	6	1	15
Total retail banking	99	157	58	66	117	478	975	382	5	1,362
Total consumer banking	$23,828	$22,721	$17,192	$6,876	$3,053	$1,380	$75,050	$382	$5	$75,437
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

89	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of March 31, 2024 and December 31, 2023. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.5: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$646	$2,794	$4,392	$2,573	$994	$5,280	$16,679	$13,046	$25	$29,750
Criticized performing	53	59	1,501	685	220	1,331	3,849	130	2	3,981
Criticized nonperforming	12	60	45	118	0	299	534	7	0	541
Total commercial and multifamily real estate	711	2,913	5,938	3,376	1,214	6,910	21,062	13,183	27	34,272
Commercial and industrial
Noncriticized	1,037	6,784	11,627	6,701	3,341	7,339	36,829	14,096	129	51,054
Criticized performing	42	328	638	672	126	437	2,243	1,284	1	3,528
Criticized nonperforming	0	12	96	41	178	221	548	59	0	607
Total commercial and industrial	1,079	7,124	12,361	7,414	3,645	7,997	39,620	15,439	130	55,189
Total commercial banking	$1,790	$10,037	$18,299	$10,790	$4,859	$14,907	$60,682	$28,622	$157	$89,461

90	Capital One Financial Corporation (COF)

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,068	$4,665	$2,773	$1,019	$2,104	$3,670	$17,299	$12,565	$25	$29,889
Criticized performing	148	1,494	706	284	463	904	3,999	133	0	4,132
Criticized nonperforming	65	26	124	0	47	163	425	0	0	425
Total commercial and multifamily real estate	3,281	6,185	3,603	1,303	2,614	4,737	21,723	12,698	25	34,446
Commercial and industrial
Noncriticized	6,909	11,935	6,994	3,566	2,359	5,117	36,880	14,822	167	51,869
Criticized performing	353	706	655	237	348	349	2,648	1,189	0	3,837
Criticized nonperforming	13	53	30	18	123	68	305	31	0	336
Total commercial and industrial	7,275	12,694	7,679	3,821	2,830	5,534	39,833	16,042	167	56,042
Total commercial banking	$10,556	$18,879	$11,282	$5,124	$5,444	$10,271	$61,556	$28,740	$192	$90,488
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

91	Capital One Financial Corporation (COF)

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
For additional information on Financial Difficulty Modifications (“FDMs”), see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three months ended March 31, 2024 and 2023.
Table 4.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$216	$54	$270	—	—	—	—	—	—	$270
Term extension	—	—	—	$6	$2	$8	$316	$135	$451	459
Principal balance reduction	—	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	5	—	5	274	—	274	28	—	28	307
Other(1)	—	—	—	1	—	1	91	46	137	138
Total loans modified	$221	$54	$275	$290	$2	$292	$435	$181	$616	$1,183
% of total class of receivables	0.15%	0.80%	0.18%	0.39%	0.14%	0.39%	1.27%	0.33%	0.69%	0.38%

	Three Months Ended March 31, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$150	$38	$188	—	—	—	—	—	—	$188
Term extension	—	—	—	$42	$3	$45	$129	$66	$195	240
Principal balance reduction	—	—	—	7	—	7	—	—	—	7
Principal balance reduction and term extension	—	—	—	—	—	—	—	17	17	17
Interest rate reduction and term extension	—	—	—	202	—	202	—	—	—	202
Other(1)	—	—	—	1	—	1	—	132	132	133
Total loans modified	$150	$38	$188	$252	$3	$255	$129	$215	$344	$787
% of total class of receivables	0.11%	0.62%	0.14%	0.33%	0.18%	0.33%	0.35%	0.38%	0.37%	0.25%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as increases in committed exposure, forbearances and other types of modifications in Commercial Banking.

92	Capital One Financial Corporation (COF)

Table 4.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2024
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.99%	26.12%	8.65%	—%	0.79%	—%
Payment delay duration (in months)	12	—	6	10	6	12
Principal balance reduction	—	—	—	—	—	$15

	Three Months Ended March 31, 2023
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.02%	25.74%	8.75%	—%	—%	—%
Payment delay duration (in months)	—	—	6	14	8	7
Principal balance reduction	—	—	—	—	—	$3
Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for additional information on how the allowance for modified loans is calculated for each portfolio segment. FDMs are accumulated and the performance of each loan that received an FDM is reported on a rolling twelve month basis.
For the interim reporting period ended March 31, 2024, the delinquency status as of this date is shown in the table below for FDMs entered into over the preceding 12 month period. For the interim reporting period ended March 31, 2023, the delinquency status as of this date is shown in the table below for FDMs entered into during the first three months of 2023.
Table 4.8 Delinquency Status of Loan Modifications to Borrowers Experiencing Financial Difficulty(1)

	March 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$407	$67	$56	$116	$239	$646
International card businesses	53	10	10	33	53	106
Total credit card	460	77	66	149	292	752
Consumer Banking:
Auto	626	93	54	19	166	792
Retail banking	9	0	1	0	1	10
Total consumer banking	635	93	55	19	167	802
Commercial Banking:
Commercial and multifamily real estate	556	0	0	22	22	578
Commercial and industrial	842	0	27	31	58	900
Total commercial banking	1,398	0	27	53	80	1,478
Total	$2,493	$170	$148	$221	$539	$3,032

93	Capital One Financial Corporation (COF)

	March 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$62	$36	$23	$29	$88	$150
International card businesses	11	5	4	18	27	38
Total credit card	73	41	27	47	115	188
Consumer Banking:
Auto	224	18	7	3	28	252
Retail banking	2	0	0	1	1	3
Total consumer banking	226	18	7	4	29	255
Commercial Banking:
Commercial and multifamily real estate	99	30	0	0	30	129
Commercial and industrial	129	0	0	86	86	215
Total commercial banking	228	30	0	86	116	344
Total	$527	$89	$34	$137	$260	$787
__________
(1)Commitments to lend additional funds on FDMs totaled $190 million and $26 million as of March 31, 2024 and 2023, respectively.

94	Capital One Financial Corporation (COF)

Subsequent Defaults of Financial Difficulty Modifications to Borrowers
FDMs may subsequently enter default. A default occurs if a FDM is either 90 days or more delinquent, has been charged off, or has been reclassified from accrual to nonaccrual status. Loans that entered a modification program in any stage of delinquency are included in the aging table above. Loans that entered a modification program while in default are not considered to have subsequently defaulted for purposes of this disclosure. The allowance for any FDMs that have subsequently defaulted is measured using the same methodology as the allowance for loans held for investment. See “Part II—Item 8.—Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for additional information.
The following table presents FDMs that entered subsequent default for the three months ended March 31, 2024. FDMs that entered default subsequent to their modification were insignificant during the three months ended March 31, 2023.
Table 4.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$74	$0	$1	$75
International card businesses	17	0	0	17
Total credit card	91	0	1	92
Consumer Banking:
Auto	0	3	103	106
Total consumer banking	0	3	103	106
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	0	67	0	67
Total commercial banking	0	67	0	67
Total	$91	$70	$104	$265
Loans Pledged
We pledged loan collateral of $7.4 billion as of both March 31, 2024 and December 31, 2023 and also to secure a portion of our FHLB borrowing capacity of $36.7 billion and $32.1 billion as of March 31, 2024 and December 31, 2023, respectively. We also pledged loan collateral of $74.1 billion and $78.3 billion to secure our Federal Reserve Discount Window borrowing capacity of $38.8 billion and $41.4 billion as of March 31, 2024 and December 31, 2023, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2024 and 2023, we converted $116 million and $183 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

95	Capital One Financial Corporation (COF)

NOTE 5—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. Significant judgment is applied in our estimation of lifetime credit losses. When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectability. This may include internal information, external information, or a combination of both relating to past events, current conditions and reasonable and supportable forecasts. Our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses at each relevant loss component of the estimate. Management will consider and may qualitatively adjust for conditions, changes and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.
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
See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for further discussion of the methodology and policies for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.

96	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2024 and 2023. Our allowance for credit losses increased by $84 million to $15.4 billion as of March 31, 2024 from December 31, 2023.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(2,574)	(660)	(39)	(3,273)
Recoveries(1)	367	280	10	657
Net charge-offs	(2,207)	(380)	(29)	(2,616)
Provision for credit losses	2,259	426	22	2,707
Allowance build (release) for credit losses	52	46	(7)	91
Other changes(2)	(7)	0	0	(7)
Balance as of March 31, 2024	11,754	2,088	1,538	15,380
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(24)	(24)
Balance as of March 31, 2024	0	0	134	134
Combined allowance and reserve as of March 31, 2024	$11,754	$2,088	$1,672	$15,514

	Three Months Ended March 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(1,688)	(531)	(24)	(2,243)
Recoveries(1)	319	224	3	546
Net charge-offs	(1,369)	(307)	(21)	(1,697)
Provision for credit losses	2,261	275	266	2,802
Allowance build (release) for credit losses	892	(32)	245	1,105
Other changes(4)	36	0	0	36
Balance as of March 31, 2023	10,410	2,205	1,703	14,318
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(7)	(7)
Balance as of March 31, 2023	0	0	211	211
Combined allowance and reserve as of March 31, 2023	$10,410	$2,205	$1,914	$14,529
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments.
(3)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.

97	Capital One Financial Corporation (COF)

(4)Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans. The initial allowance of PCD loans was $32 million for the three months ended March 31, 2023.
We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses in accordance with our accounting policies. For more information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses.
The table below presents gross charge-offs for loans held for investment by vintage year during the three months ended March 31, 2024.
Table 5.2: Gross Charge-Offs by Vintage Year

		Three Months Ended March 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$2,422	$30	$2,452
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	119	3	122
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	2,541	33	2,574
Consumer Banking
Auto	$4	$138	$218	$163	$68	$51	$642	0	0	642
Retail banking	0	0	0	0	0	0	0	18	0	18
Total consumer banking	4	138	218	163	68	51	642	18	0	660
Commercial Banking
Commercial and multifamily real estate	0	0	0	0	0	27	27	0	0	27
Commercial and industrial	0	0	0	4	8	0	12	0	0	12
Total commercial banking	0	0	0	4	8	27	39	0	0	39
Total	$4	$138	$218	$167	$76	$78	$681	$2,559	$33	$3,273

98	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions in net charge-offs and the provision for credit losses. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2024 and 2023.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Estimated reimbursements from partners, beginning of period	$2,014	$1,558
Amounts due from partners for charged off loans	(324)	(201)
Change in estimated partner reimbursements that decreased provision for credit losses	385	484
Estimated reimbursements from partners, end of period	$2,075	$1,841

99	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2024 and December 31, 2023. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,393	$14,692	$0	$0	$0
Auto loan securitizations	4,491	3,655	0	0	0
Total securitization-related VIEs	28,884	18,347	0	0	0
Other VIEs:(3)
Affordable housing entities	295	23	5,650	2,001	5,650
Entities that provide capital to low-income and rural communities	2,872	10	0	0	0
Other(4)	0	0	411	0	411
Total other VIEs	3,167	33	6,061	2,001	6,061
Total VIEs	$32,051	$18,380	$6,061	$2,001	$6,061

100	Capital One Financial Corporation (COF)

	December 31, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$25,474	$14,692	$0	$0	$0
Auto loan securitizations	5,019	4,021	0	0	0
Total securitization-related VIEs	30,493	18,713	0	0	0
Other VIEs:(3)
Affordable housing entities	297	23	5,726	2,085	5,726
Entities that provide capital to low-income and rural communities	2,498	10	0	0	0
Other(4)	0	0	449	0	449
Total other VIEs	2,795	33	6,175	2,085	6,175
Total VIEs	$33,288	$18,746	$6,175	$2,085	$6,175
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.6 billion of assets and $984 million of liabilities as of March 31, 2024, and $2.6 billion of assets and $989 million of liabilities as of December 31, 2023.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to government-sponsored enterprises (“GSEs”) who may, in turn, securitize them. We retain the related mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either solely invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and ourselves. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 7—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have also excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

101	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of March 31, 2024 and December 31, 2023.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
March 31, 2024:
Securities held by third-party investors	$14,013	$3,648
Receivables in the trusts	25,273	4,304
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2023:
Securities held by third-party investors	$14,029	$4,014
Receivables in the trusts	26,404	4,839
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2024 and 2023, we recognized amortization of $178 million and $170 million, respectively, and tax credits of $184 million and $177 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.3 billion and $5.5 billion as of March 31, 2024 and December 31, 2023, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.2 billion and $2.3 billion as of March 31, 2024 and December 31, 2023, respectively, and is largely expected to be paid from 2024 to 2027.

102	Capital One Financial Corporation (COF)

For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.6 billion and $5.7 billion as of March 31, 2024 and December 31, 2023, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.8 billion and $18.6 billion as of March 31, 2024 and December 31, 2023, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.9 billion and $2.5 billion as of March 31, 2024 and December 31, 2023, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $411 million and $449 million as of March 31, 2024 and December 31, 2023, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

103	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of March 31, 2024 and December 31, 2023. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	March 31, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,062	N/A	$15,062
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(113)	256
Other(1)	134	(100)	34
Total other intangible assets	503	(213)	290
Total goodwill and other intangible assets	$15,565	$(213)	$15,352
Commercial MSRs(2)	$654	$(277)	$377

	December 31, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,065	N/A	$15,065
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(96)	273
Other(1)	171	(134)	37
Total other intangible assets	540	(230)	310
Total goodwill and other intangible assets	$15,605	$(230)	$15,375
Commercial MSRs(2)	$653	$(263)	$390
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.

Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $19 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.

104	Capital One Financial Corporation (COF)

Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of March 31, 2024 and December 31, 2023.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2023	$5,366	$4,645	$5,054	$15,065
Other adjustments(1)	(3)	0	0	(3)
Balance as of March 31, 2024	$5,363	$4,645	$5,054	$15,062
__________
(1)Primarily represents foreign currency translation adjustments.

105	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2024 and December 31, 2023. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2024	December 31, 2023
Deposits:
Non-interest-bearing deposits	$27,617	$28,024
Interest-bearing deposits(1)	323,352	320,389
Total deposits	$350,969	$348,413
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$568	$538
Total short-term borrowings	$568	$538

	March 31, 2024				December 31, 2023
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2024-2028	0.55% - 6.13%	3.00%	$17,661	$18,043
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2024-2035	0.80 - 7.62	4.57	28,063	27,168
Floating unsecured senior debt	2025	6.68	6.68	349	349
Total unsecured senior debt			4.60	28,412	27,517
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,696	3,731
Total senior and subordinated notes				32,108	31,248
Other long-term borrowings	2024-2031	0.49 - 9.91	6.64	24	27
Total long-term debt				$49,793	$49,318
Total short-term borrowings and long-term debt				$50,361	$49,856
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of March 31, 2024, the total time deposit amount with some portion in excess of the insured amount was $13.1 billion and the portion of total time deposits estimated to be uninsured was $8.4 billion. As of December 31, 2023, the total time deposit amount with some portion in excess of the insured amount was $15.8 billion and the portion of total time deposits estimated to be uninsured was $9.0 billion.
(2)Includes $1.3 billion of Euro (“EUR”) denominated unsecured notes as of both March 31, 2024 and December 31, 2023.

106	Capital One Financial Corporation (COF)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives and Accounting for Derivatives
We regularly enter into derivative transactions to support our overall risk management activities. Our primary market risks stem from the impact on our earnings and economic value of equity due to changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity by employing several techniques, which include changing the duration and re-pricing characteristics of various assets and liabilities by using interest rate derivatives. We also use foreign currency derivatives to limit our earnings and capital exposures to foreign exchange risk by hedging certain exposures denominated in foreign currencies. We primarily use interest rate and foreign currency swaps to perform these hedging activities, but we may also use a variety of other derivative instruments, including caps, floors, options, futures and forward contracts, to manage our interest rate and foreign exchange risks. We designate these risk management derivatives as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are further designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives are economic hedges that do not qualify for hedge accounting.
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

107	Capital One Financial Corporation (COF)

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that stems from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in “over-the-counter” (“OTC”) markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”), the Intercontinental Exchange (“ICE”) and the LCH Group (“LCH”) are our CCPs for our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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

108	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2024 and December 31, 2023, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$69,607	$4	$26	$68,987	$18	$26
Cash flow hedges	79,300	134	20	70,350	216	23
Total interest rate contracts	148,907	138	46	139,337	234	49
Foreign exchange contracts:
Fair value hedges	1,349	0	135	1,380	0	113
Cash flow hedges	2,431	11	1	2,488	0	66
Net investment hedges	4,814	18	41	4,870	1	89
Total foreign exchange contracts	8,594	29	177	8,738	1	268
Total derivatives designated as accounting hedges	157,501	167	223	148,075	235	317
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	101,903	1,224	1,474	103,489	1,188	1,382
Commodity contracts	34,638	1,174	1,172	33,495	1,161	1,147
Foreign exchange and other contracts	5,108	43	28	5,153	50	47
Total customer accommodation	141,649	2,441	2,674	142,137	2,399	2,576
Other interest rate exposures(2)	1,878	21	30	872	21	31
Other contracts	3,074	20	7	2,955	20	8
Total derivatives not designated as accounting hedges	146,601	2,482	2,711	145,964	2,440	2,615
Total derivatives	$304,102	$2,649	$2,934	$294,039	$2,675	$2,932
Less: netting adjustment(3)		(1,050)	(440)		(1,005)	(597)
Total derivative assets/liabilities		$1,599	$2,494		$1,670	$2,335
__________
(1)Does not reflect $1 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2024 and December 31, 2023, respectively. Non-performance risk is included in derivative assets and liabilities, which are part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

109	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2024 and December 31, 2023.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2024			December 31, 2023
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$6,022	$(48)	$109	$6,108	$(8)	$126
Interest-bearing deposits	(16,991)	348	0	(17,374)	277	0
Securitized debt obligations	(13,358)	523	0	(13,375)	503	0
Senior and subordinated notes	(31,758)	1,325	(332)	(30,899)	971	(372)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $1.9 billion and $2.2 billion as of March 31, 2024 and December 31, 2023, respectively. The amount of the designated hedged items was $1.3 billion and $1.5 billion as of March 31, 2024 and December 31, 2023, respectively. The cumulative basis adjustments associated with these hedges was $10 million and $33 million as of March 31, 2024 and December 31, 2023, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2024 and December 31, 2023. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

110	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of March 31, 2024
Derivative assets(1)	$2,649	$(268)	$(782)	$1,599	$(19)	$1,580
As of December 31, 2023
Derivative assets(1)	2,675	(433)	(572)	1,670	(22)	1,648

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of March 31, 2024
Derivative liabilities(1)	$2,934	$(268)	$(172)	$2,494	$(24)	$2,470
Repurchase agreements(2)	568	0	0	568	(568)	0
As of December 31, 2023
Derivative liabilities(1)	2,932	(433)	(164)	2,335	(13)	2,322
Repurchase agreements(2)	538	0	0	538	(538)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.1 billion and $858 million as of March 31, 2024 and December 31, 2023, respectively. We also received securities from derivative counterparties with a fair value of approximately $13 million and $16 million as of March 31, 2024 and December 31, 2023, respectively, which we have the ability to re-pledge. We posted $1.6 billion and $1.7 billion of cash collateral as of March 31, 2024 and December 31, 2023, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $579 million and $549 million as of March 31, 2024 and December 31, 2023, respectively, primarily consisting of agency RMBS securities.

111	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2024 and 2023.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$687	$9,920	$570	$(2,812)	$(261)	$(606)	$307
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$45	$0	$0	$(107)	$(118)	$(267)	$0
Gains (losses) recognized on derivatives	21	0	0	(71)	(19)	(316)	(31)
Gains (losses) recognized on hedged items(1)	(39)	0	0	71	19	356	31
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$27	$0	$0	$(107)	$(118)	$(228)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(309)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(309)	$2	$0	$0	$0	$0

112	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$615	$8,723	$416	$(1,856)	$(211)	$(489)	$199
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$33	$0	$0	$(78)	$(84)	$(220)	$0
Gains (losses) recognized on derivatives	(49)	0	0	178	148	387	17
Gains (losses) recognized on hedged items(1)	31	0	0	(180)	(149)	(355)	(17)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$15	$0	$0	$(80)	$(85)	$(189)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(262)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(262)	$3	$0	$0	$0	$0

_________
(1)Includes amortization benefit of $23 million and $15 million for the three months ended March 31, 2024 and 2023, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $73 million and loss of $8 million for the three months ended March 31, 2024 and 2023, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $786 million recorded in AOCI as of March 31, 2024 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.0 years as of March 31, 2024. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

113	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2024 and 2023. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$7	$8
Commodity contracts	4	8
Foreign exchange and other contracts	6	3
Total customer accommodation	17	19
Other interest rate exposures	68	52
Other contracts	(11)	(5)
Total	$74	$66

114	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of March 31, 2024 and December 31, 2023.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2024	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2024	December 31, 2023
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
__________
(1)Except for Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

115	Capital One Financial Corporation (COF)

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.
The following table presents the changes in AOCI by component for the three months ended March 31, 2024 and 2023.
Table 10.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
Other comprehensive income (loss) before reclassifications	(844)	(587)	(13)	1	(1,443)
Amounts reclassified from AOCI into earnings	0	177	0	0	177
Other comprehensive income (loss), net of tax	(844)	(410)	(13)	1	(1,266)
AOCI as of March 31, 2024	$(7,613)	$(1,903)	$13	$(31)	$(9,534)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	962	198	13	0	1,173
Amounts reclassified from AOCI into earnings	0	203	0	0	203
Other comprehensive income (loss), net of tax	962	401	13	0	1,376
AOCI as of March 31, 2023	$(6,714)	$(1,781)	$(7)	$(38)	$(8,540)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $49 million and losses of $38 million for the three months ended March 31, 2024 and 2023, respectively, from hedging instruments designated as net investment hedges.

116	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2024 and 2023.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2024	2023
Securities available for sale:
	Non-interest income (loss)	$0	$0
	Income tax provision (benefit)	0	0
	Net income (loss)	0	0
Hedging relationships:
Interest rate contracts:	Interest income (loss)	(309)	(262)
Foreign exchange contracts:	Interest income	2	3
	Interest expense	(1)	(1)
	Non-interest income (loss)	74	(8)
	Income (loss) from continuing operations before income taxes	(234)	(268)
	Income tax provision (benefit)	(57)	(65)
	Net income (loss)	(177)	(203)
Other:
	Non-interest income and non-interest expense	0	0
	Income tax provision (benefit)	0	0
	Net income	0	0
Total reclassifications		$(177)	$(203)
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2024 and 2023.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(1,115)	$(271)	$(844)	$1,267	$305	$962
Net unrealized gains (losses) on hedging relationships	(542)	(132)	(410)	528	127	401
Foreign currency translation adjustments(1)	3	16	(13)	1	(12)	13
Other	1	0	1	0	0	0
Other comprehensive income (loss)	$(1,653)	$(387)	$(1,266)	$1,796	$420	$1,376
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

117	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2024	2023
Net income	$1,280	$960
Dividends and undistributed earnings allocated to participating securities	(23)	(16)
Preferred stock dividends	(57)	(57)
Net income available to common stockholders	$1,200	$887

Total weighted-average basic common shares outstanding	382.2	382.6
Effect of dilutive securities:(1)
Stock options	0.2	0.1
Other contingently issuable shares	1.0	1.1
Total effect of dilutive securities	1.2	1.2
Total weighted-average diluted common shares outstanding	383.4	383.8
Basic earnings per common share:
Net income per basic common share	$3.14	$2.32
Diluted earnings per common share:(1)
Net income per diluted common share	$3.13	$2.31
__________
(1)Excluded from the computation of diluted earnings per share were awards of 128 thousand shares and 40 thousand shares for the three months ended March 31, 2024 and 2023, respectively, because their inclusion would be anti-dilutive. There were no options excluded from the computation for the three months ended March 31, 2024 and 2023.

118	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. We consider all available information, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Part II—Item 8. Financial Statements and Supplementary Data    —Note 16—Fair Value Measurement” in our 2023 Form 10-K.

119	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,728	$0	$0	0	$5,728
RMBS	0	62,089	309	0	62,398
CMBS	0	8,064	129	0	8,193
Other securities	170	1,909	0	0	2,079
Total securities available for sale	5,898	72,062	438	0	78,398
Loans held for sale	0	1,212	0	0	1,212
Other assets:
Derivative assets(2)	733	942	974	$(1,050)	1,599
Other(3)	649	3	35	0	687
Total assets	$7,280	$74,219	$1,447	$(1,050)	$81,896
Liabilities:
Other liabilities:
Derivative liabilities(2)	$593	$1,421	$920	$(440)	$2,494
Total liabilities	$593	$1,421	$920	$(440)	$2,494

	December 31, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,282	$0	$0	0	$5,282
RMBS	0	63,492	146	0	63,638
CMBS	0	8,191	132	0	8,323
Other securities	126	1,748	0	0	1,874
Total securities available for sale	5,408	73,431	278	0	79,117
Loans held for sale	0	347	0	0	347
Other assets:
Derivative assets(2)	788	1,001	886	$(1,005)	1,670
Other(3)	589	3	35	0	627
Total assets	$6,785	$74,782	$1,199	$(1,005)	$81,761
Liabilities:
Other liabilities:
Derivative liabilities(2)	$449	$1,655	$828	$(597)	$2,335
Total liabilities	$449	$1,655	$828	$(597)	$2,335
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $1 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2024 and December 31, 2023, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

120	Capital One Financial Corporation (COF)

(3)As of March 31, 2024 and December 31, 2023, other includes retained interests in securitizations of $35 million and $35 million, deferred compensation plan assets of $646 million and $578 million, and equity securities of $6 million (including unrealized gains of $1 million) and $14 million (including unrealized gains of $5 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2024
Securities available for sale:(2)
RMBS	$146	$2	$0	$0	$0	$0	$(3)	$182	$(18)	$309	$2
CMBS	132	0	(2)	0	0	0	(1)	0	0	129	0
Total securities available for sale	278	2	(2)	0	0	0	(4)	182	(18)	438	2
Other assets:
Retained interests in securitizations	35	0	0	0	0	0	0	0	0	35	0
Net derivative assets (liabilities)(3)	58	6	0	0	0	(5)	(5)	0	0	54	(1)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2023
Securities available for sale:(2)
RMBS	$236	$1	$3	$0	$0	$0	$(5)	$34	$(22)	$247	$2
CMBS	142	0	5	0	0	0	(2)	0	0	145	0
Total securities available for sale	378	1	8	0	0	0	(7)	34	(22)	392	2
Other assets:
Retained interests in securitizations	36	0	0	0	0	0	0	0	0	36	0
Net derivative assets (liabilities)(3)(4)	5	(5)	0	0	0	104	12	(97)	(1)	18	4

_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.

121	Capital One Financial Corporation (COF)

(2)Net unrealized losses included in OCI related to Level 3 securities available for sale still held as of both March 31, 2024 and March 31, 2023 were $8 million.
(3)Includes derivative assets and liabilities of $974 million and $920 million, respectively, as of March 31, 2024 and $837 million and $819 million, respectively, as of March 31, 2023.
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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$309	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-14% 0-12% 0-10% 30-80%	6% 7% 2% 61%
CMBS	129	Discounted cash flows (vendor pricing)	Yield	6-7%	6%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-73 9% 5%-13% 1% 54%-155%	N/A
Net derivative assets (liabilities)	54	Discounted cash flows	Swap rates	4-5%	4%

122	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$146	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-19% 0-12% 0-10% 30-80%	7% 7% 1% 61%
CMBS	132	Discounted cash flows (vendor pricing)	Yield	5-7%	5%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-69 9% 5-14% 2% 53-163%	N/A
Net derivative assets (liabilities)	58	Discounted cash flows	Swap rates	3-5%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2024 and December 31, 2023, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	March 31, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$361	$361
Loans held for sale	10	0	10
Other assets(1)	0	86	86
Total	$10	$447	$457

	December 31, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$545	$545
Loans held for sale	37	0	37
Other assets(1)	0	214	214
Total	$37	$759	$796
__________
(1)As of March 31, 2024, other assets included investments accounted for under measurement alternative of $31 million and repossessed assets of $55 million. As of December 31, 2023, other assets included investments accounted for under measurement alternative of $46 million, repossessed assets of $45 million and long-lived assets held for sale and right-of-use assets totaling $123 million.

123	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 10% to 59%, with a weighted average of 26%, and from 0% to 100%, with a weighted average of 18%, as of March 31, 2024 and December 31, 2023, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2024 and 2023.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Loans held for investment	$(127)	$(105)
Loans held for sale	(10)	0
Other assets(1)	(63)	(37)
Total	$(200)	$(142)
__________
(1)Other assets include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Table 12.6: Fair Value of Financial Instruments

	March 31, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$51,028	$51,028	$4,671	$46,357	$0
Restricted cash for securitization investors	474	474	474	0	0
Net loans held for investment	299,774	302,943	0	0	302,943
Loans held for sale	419	431	0	431	0
Interest receivable	2,514	2,514	0	2,514	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	75,749	75,583	0	75,583	0
Securitized debt obligations	17,661	17,703	0	17,703	0
Senior and subordinated notes	32,108	32,894	0	32,894	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	568	568	0	568	0
Interest payable	762	762	0	762	0

124	Capital One Financial Corporation (COF)

	December 31, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,297	$43,297	$4,903	$38,394	$0
Restricted cash for securitization investors	458	458	458	0	0
Net loans held for investment	305,176	308,044	0	0	308,044
Loans held for sale	507	515	0	515	0
Interest receivable	2,478	2,478	0	2,478	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	83,014	82,990	0	82,990	0
Securitized debt obligations	18,043	18,067	0	18,067	0
Senior and subordinated notes	31,248	31,524	0	31,524	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	538	0	538	0
Interest payable	649	649	0	649	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

125	Capital One Financial Corporation (COF)

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges.
Basis of Presentation
We report the results of each of our business segments on a continuing operations basis. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources.
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Business Segments and Revenue from Contracts with Customers” in our 2023 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three months ended March 31, 2024 and 2023, selected balance sheet data as of March 31, 2024 and 2023, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

126	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,272	$2,011	$599	$(394)	$7,488
Non-interest income (loss)	1,476	159	281	(2)	1,914
Total net revenue (loss)(2)	6,748	2,170	880	(396)	9,402
Provision (benefit) for credit losses	2,259	426	(2)	0	2,683
Non-interest expense	3,229	1,246	515	147	5,137
Income (loss) from continuing operations before income taxes	1,260	498	367	(543)	1,582
Income tax provision (benefit)	299	117	87	(201)	302
Income (loss) from continuing operations, net of tax	$961	$381	$280	$(342)	$1,280
Loans held for investment	$150,594	$75,099	$89,461	$0	$315,154
Deposits	0	300,806	31,082	19,081	350,969

	Three Months Ended March 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$4,657	$2,360	$648	$(479)	$7,186
Non-interest income	1,363	135	212	7	1,717
Total net revenue (loss)(2)	6,020	2,495	860	(472)	8,903
Provision (benefit) for credit losses	2,261	275	259	0	2,795
Non-interest expense	3,038	1,283	530	94	4,945
Income (loss) from continuing operations before income taxes	721	937	71	(566)	1,163
Income tax provision (benefit)	172	221	17	(207)	203
Income (loss) from continuing operations, net of tax	$549	$716	$54	$(359)	$960
Loans held for investment	$137,142	$78,151	$93,543	$0	$308,836
Deposits	0	291,163	38,380	20,284	349,827

_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $630 million and $405 million in the first quarters of 2024 and 2023, respectively, for credit card finance charges and fees charged off as uncollectible.

127	Capital One Financial Corporation (COF)

Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees, service charges and other customer-related fees, and other contract revenue. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as automated teller machine (“ATM”) usage. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our partnership arrangements. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2024 and 2023.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended March 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,020	$98	$27	$0	$1,145
Service charges and other customer-related fees	0	4	74	0	78
Other	121	44	2	0	167
Total contract revenue	1,141	146	103	0	1,390
Revenue (reduction) from other sources	335	13	178	(2)	524
Total non-interest income (loss)	$1,476	$159	$281	$(2)	$1,914

	Three Months Ended March 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,025	$86	$27	$1	$1,139
Service charges and other customer-related fees	0	21	40	(1)	60
Other	55	19	5	0	79
Total contract revenue	1,080	126	72	0	1,278
Revenue from other sources	283	9	140	7	439
Total non-interest income	$1,363	$135	$212	$7	$1,717

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2024 and December 31, 2023. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Credit card lines	$404,968	$392,867	N/A	N/A
Other loan commitments(1)	46,169	46,951	$67	$99
Standby letters of credit and commercial letters of credit(2)	1,421	1,465	25	23
Total unfunded lending commitments	$452,558	$441,283	$92	$122
__________
(1)Includes $4.5 billion and $4.7 billion of advised lines of credit as of March 31, 2024 and December 31, 2023, respectively.
(2)These financial guarantees have expiration dates that range from 2024 to 2026 as of March 31, 2024.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $143 million and $137 million as of March 31, 2024 and December 31, 2023, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

129	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2024 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is still significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding, our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and the range of reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against MasterCard and Visa and several issuing banks, including Capital One, seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. The Visa and MasterCard payment networks and issuing banks entered into settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
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
The monetary relief class action settled for $5.5 billion. The settlement received final approval from the District Court in December 2019. The Second Circuit affirmed the settlement in March 2023, and it is final. Some of the merchants that opted out of the monetary relief class have brought cases, and some of those cases have settled and some remain pending. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds the portion of these settlements attributable to Visa-allocated transactions. Any settlement amounts based on MasterCard-allocated transactions that have not already been paid are reflected in our reserves. The networks reached a settlement with the injunctive relief class and filed with the District Court a motion for preliminary approval of the settlement in March 2024. A hearing on the settlement will be held in June 2024.
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
Consumer class actions. We are named as a defendant in 5 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In August 2021, a trial court in Ontario dismissed with prejudice one of these putative class actions, and on January 31, 2024, the Court of Appeals of Ontario affirmed the trial court’s decision. The Plaintiffs have sought leave to appeal to Canada’s Supreme Court. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec. The preliminary certification decision in British Columbia has been appealed. In the third

130	Capital One Financial Corporation (COF)

quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This decision also has been appealed. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but currently remain at a preliminary stage.
Governmental inquiries. In August 2020, we entered into consent orders with the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) resulting from regulatory reviews of the 2019 Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022 and the Federal Reserve lifted its consent order on July 5, 2023. On August 12, 2019, Canada’s Office of Privacy Commissioner (“OPC”) also initiated an investigation into the 2019 Cybersecurity Incident. That investigation concluded in April 2024 with no further action required.
Walmart Litigation
On April 7, 2023, Walmart filed a lawsuit in the Southern District of New York seeking a declaratory judgment that it has the contractual right to early termination of the credit card partnership agreement under which we are the exclusive issuer of Walmart’s private label and co-branded credit card program in the U.S. and share in certain related economics. On May 2, 2023, Walmart filed an amended complaint in which it also alleged breach of contract and sought damages caused by any delay in termination. On May 4, 2023, we filed an Answer and Counterclaim to Walmart’s amended complaint, denying that Walmart has any right to terminate the partnership and alleging that Walmart has breached its contractual obligations to Capital One. On March 26, 2024, the District Court ruled that Walmart was legally entitled to, and did, terminate the partnership agreement. The partnership agreement includes provisions for transition upon termination. On April 18, 2024, the court granted the joint request of the parties for a stay while the parties conduct negotiations regarding the termination of the partnership and transition of the portfolio.
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
Savings Account Litigation
In July 2023, Capital One was sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to Capital One’s introduction of a new savings account product with a higher interest rate than existing savings account products. Since the original suit, Capital One was also sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. In March 2024, Capital One filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia.
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
Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that they would be collecting the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly assessment periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. The special assessment base is equal to an insured depository institution’s estimated

131	Capital One Financial Corporation (COF)

uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023. In the first quarter of 2024, the FDIC announced an increase in their estimate of relevant DIF losses. As a result, we recognized an additional $42 million in operating expenses, which increased our established FDIC special assessment accrual to $331 million.
In the preamble to the final rule, the FDIC announced that it will conduct a review of the reporting methodology for estimated uninsured deposits and related items. It is reasonably possible amendments will be needed to our 2022 Call Report due to future legal and regulatory developments, which could result in additional expenses associated with the special assessment. The ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank. The amount of reasonably possible additional special assessment fees beyond our existing accrual due to these factors is approximately $200 million.

132	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Item 2. MD&A—Market Risk Profile.”
Item 4. Controls and Procedures
Overview
We are required under applicable laws and regulations to maintain controls and procedures, which include disclosure controls and procedures as well as internal control over financial reporting, as further described below.
(a) Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our financial reports is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024, the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

133	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements and Supplementary Data—Note 13—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the first quarter of 2024. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
January	364,089	$130.46	364,089	$4,539
February	985,656	136.26	91,787	4,526
March	487,473	138.74	306,672	4,484
Total	1,837,218	135.77	762,548
(1) In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 893,869 and 180,801 shares, withheld in February and March, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

134	Capital One Financial Corporation (COF)

EXHIBIT INDEX

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

10.1+

Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.24 of the Annual Report on Form 10-K, filed on February 23, 2024).

10.2+

Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.25 of the Annual Report on Form 10-K, filed on February 23, 2024).

10.3+

Form of Restricted Stock Unit Award Agreement, dated February 1, 2024, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.26 of the Annual Report on Form 10-K, filed on February 23, 2024).

10.4+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.27 of the Annual Report on Form 10-K, filed on February 23, 2024).

10.5+

Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.28 of the Annual Report on Form 10-K, filed on February 23, 2024).

10.6+*	Form of Retention Bonus Letter Agreement, by and between Capital One Financial Corporation and certain executive officers.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

135	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 2, 2024	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

136	Capital One Financial Corporation (COF)