Form 10-Q
period 2024-06-30
CAPITAL ONE FINANCIAL CORP
filed 2024-08-01
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of June 30, 2024, there were 381,856,146 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K (“2023 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2024 included in this Report.

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
As of June 30, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
Walmart Program Agreement Termination
On May 21, 2024, our credit card program agreement with Walmart terminated. Pursuant to terms of the termination, Capital One will retain ownership and servicing of the existing credit card portfolio of approximately $8.5 billion of loans. The Company expects to begin converting eligible customers and integrating the accounts into Capital One branded card products, which may result in elevated operational and performance uncertainties as this portfolio converts from co-branded to branded products.
Consumer Financial Protection Bureau Final Rule
On March 5, 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule amending Regulation Z that, if it goes into effect as currently issued, would significantly lower the safe harbor amount for past due fees that a large credit card issuer, including the Bank, can charge on consumer credit card accounts. The final rule is currently stayed as a result of ongoing litigation.
The final rule, if it goes into effect as currently issued, would have a significant impact on our revenue, as well as potentially significant marketplace effects, including effects on competition, pricing, consumer behaviors, volumes, and credit. In response to the final rule, we have developed a number of mitigating actions, including changes to our policies, products, and investment choices. Some of these mitigating actions have been implemented. Others may be implemented as matters related to the final rule continue to develop. After their implementation, we believe that our choices and the marketplace effects will gradually resolve the impact of the final rule on our results of operations over time.
For more information on risks related to this rule, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2024 and 2023 and selected comparative balance sheet data as of June 30, 2024 and December 31, 2023. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2024	2023	Change	2024	2023	Change
Income statement
Net interest income	$7,546	$7,113	6%	$15,034	$14,299	5%
Non-interest income	1,960	1,899	3	3,874	3,616	7
Total net revenue	9,506	9,012	5	18,908	17,915	6
Provision for credit losses	3,909	2,490	57	6,592	5,285	25
Non-interest expense:
Marketing	1,064	886	20	2,074	1,783	16
Operating expense	3,882	3,908	(1)	8,009	7,956	1
Total non-interest expense	4,946	4,794	3	10,083	9,739	4
Income from continuing operations before income taxes	651	1,728	(62)	2,233	2,891	(23)
Income tax provision	54	297	(82)	356	500	(29)
Net income	597	1,431	(58)	1,877	2,391	(21)
Dividends and undistributed earnings allocated to participating securities	(9)	(23)	(61)	(32)	(39)	(18)
Preferred stock dividends	(57)	(57)	—	(114)	(114)	—
Net income available to common stockholders	$531	$1,351	(61)	$1,731	$2,238	(23)
Common share statistics
Basic earnings per common share:
Net income per basic common share	$1.39	$3.53	(61)%	$4.52	$5.85	(23)%
Diluted earnings per common share:
Net income per diluted common share	$1.38	$3.52	(61)%	$4.51	$5.83	(23)%
Weighted-average common shares outstanding (in millions):
Basic	383.1	382.8	—	382.7	382.7	—
Diluted	383.9	383.7	—	383.7	383.8	—
Common shares outstanding (period-end, in millions)	381.9	381.4	—	381.9	381.4	—
Dividends declared and paid per common share	$0.60	$0.60	—	$1.20	$1.20	—
Tangible book value per common share (period-end)(1)	99.28	90.07	10%	99.28	90.07	10%

6	Capital One Financial Corporation (COF)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2024	2023	Change	2024	2023	Change
Balance sheet (average balances)
Loans held for investment	$314,888	$309,655	2%	$314,751	$308,711	2%
Interest-earning assets	450,908	439,139	3	449,356	437,180	3
Total assets	477,285	466,652	2	476,140	464,459	3
Interest-bearing deposits	322,581	313,207	3	320,515	311,010	3
Total deposits	349,488	343,678	2	347,572	341,910	2
Borrowings	48,842	48,468	1	49,658	48,243	3
Common equity	53,262	50,511	5	53,207	50,221	6
Total stockholders’ equity	58,107	55,357	5	58,052	55,066	5
Selected performance metrics
Purchase volume	$165,143	$157,937	5%	$315,314	$299,595	5%
Total net revenue margin(2)	8.43%	8.21%	22bps	8.42%	8.20%	22bps
Net interest margin	6.70	6.48	22	6.69	6.54	15
Return on average assets(3)	0.50	1.23	(73)	0.79	1.03	(24)
Return on average tangible assets(4)	0.52	1.27	(75)	0.81	1.06	(25)
Return on average common equity(5)	3.99	10.70	(671)	6.51	8.91	(240)
Return on average tangible common equity(6)	5.59	15.30	(971)	9.12	12.74	(362)
Equity-to-assets ratio(7)	12.17	11.86	31	12.19	11.86	33
Efficiency ratio(8)	52.03	53.20	(117)	53.33	54.36	(103)
Operating efficiency ratio(9)	40.84	43.36	(252)	42.36	44.41	(205)
Adjusted operating efficiency ratio(10)	40.31	43.36	(305)	41.87	44.41	(254)
Effective income tax rate from continuing operations	8.3	17.2	(890)	15.9	17.3	(140)
Net charge-offs	$2,644	$2,185	21%	$5,260	$3,882	35%
Net charge-off rate	3.36%	2.82%	54bps	3.34%	2.52%	82bps

(Dollars in millions, except as noted)	June 30, 2024	December 31, 2023	Change
Balance sheet (period-end)
Loans held for investment	$318,186	$320,472	(1)%
Interest-earning assets	452,547	449,701	1
Total assets	480,018	478,464	—
Interest-bearing deposits	324,437	320,389	1
Total deposits	351,442	348,413	1
Borrowings	47,956	49,856	(4)
Common equity	53,135	53,244	—
Total stockholders’ equity	57,981	58,089	—
Credit quality metrics
Allowance for credit losses	$16,649	$15,296	9%
Allowance coverage ratio	5.23%	4.77%	46bps
30+ day performing delinquency rate	3.36	3.71	(35)
30+ day delinquency rate	3.63	3.99	(36)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2024	December 31, 2023	Change
Capital ratios
Common equity Tier 1 capital(11)	13.2%	12.9%	30bps
Tier 1 capital(11)	14.5	14.2	30
Total capital(11)	16.3	16.0	30
Tier 1 leverage(11)	11.3	11.2	10
Tangible common equity(12)	8.2	8.2	—
Supplementary leverage(11)	9.7	9.6	10
Other
Employees (period end, in thousands)	52.1	52.0	—
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
(11)Capital ratios are calculated based on the Basel III standardized approach framework. See “Capital Management” for additional information.
(12)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.

8	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $597 million ($1.38 per diluted common share) on total net revenue of $9.5 billion and net income of $1.9 billion ($4.51 per diluted common share) on total net revenue of $18.9 billion for the second quarter and first six months of 2024, respectively. In comparison, we reported net income of $1.4 billion ($3.52 per diluted common share) on total net revenue of $9.0 billion and net income of $2.4 billion ($5.83 per diluted common share) on total net revenue of $17.9 billion for the second quarter and first six months of 2023, respectively.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 13.2% and 12.9% as of June 30, 2024 and December 31, 2023, respectively. See “Capital Management” for additional information.
In the second quarter of 2024, we declared and paid common stock dividends of $234 million and repurchased $150 million of shares of our common stock. During the first six months of 2024, we declared and paid common stock dividends of $472 million and repurchased $253 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2024. These highlights are based on a comparison between the results of the second quarter and first six months of 2024 and 2023, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of June 30, 2024 compared to December 31, 2023. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $834 million to $597 million in the second quarter of 2024 compared to the second quarter of 2023 and decreased by $514 million to $1.9 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by:
◦Higher provision for credit losses in the second quarter of 2024 primarily driven by higher net charge-offs in Domestic Card and a larger allowance build due to the elimination of loss sharing provisions that occurred within the termination of the Walmart program agreement, and higher provision for credit losses in the first six months of 2024 primarily driven by higher net charge-offs in Domestic Card.
◦Higher non-interest expense primarily driven by increased marketing spend.
These drivers were partially offset by:
◦Higher net-interest income primarily driven by higher asset yields and growth in our credit card loan portfolio, partially offset by higher rates paid on interest-bearing deposits.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $2.3 billion to $318.2 billion as of June 30, 2024 from December 31, 2023 primarily driven by customer payments outpacing originations in our Commercial Banking business.
◦Average loans held for investment increased by $5.2 billion to $314.9 billion in the second quarter of 2024 compared to the second quarter of 2023 and increased by $6.0 billion to $314.8 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by growth in our credit card loan portfolio.

9	Capital One Financial Corporation (COF)

•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 54 basis points (“bps”) to 3.36% in the second quarter of 2024 compared to the second quarter of 2023 and increased by 82 bps to 3.34% in the first six months of 2024 compared to the first six months of 2023 primarily driven by higher net charge-offs in our domestic credit card loan portfolio.
◦Our 30+ day delinquency rate decreased by 36 bps to 3.63% as of June 30, 2024 from December 31, 2023 primarily driven by seasonally lower delinquency inventories in our auto and domestic credit card loan portfolios.
•Allowance for Credit Losses: Our allowance for credit losses increased by $1.4 billion to $16.6 billion and our allowance coverage ratio increased by 46 bps to 5.23% as of June 30, 2024 compared to December 31, 2023 primarily driven by an allowance build due to the termination of the Walmart program agreement in the second quarter of 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2024 and 2023. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2024 and 2023 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$150,866	$7,088	18.79%	$138,762	$6,302	18.17%
Consumer banking	75,386	1,611	8.54	77,699	1,486	7.65
Commercial banking(3)	89,571	1,616	7.22	93,874	1,580	6.74
Other(4)	—	(322)	**	—	(311)	**
Total loans, including loans held for sale	315,823	9,993	12.66	310,335	9,057	11.67
Investment securities	89,501	700	3.13	89,994	639	2.84
Cash equivalents and other interest-earning assets	45,584	587	5.16	38,810	470	4.84
Total interest-earning assets	450,908	11,280	10.01	439,139	10,166	9.26
Cash and due from banks	3,650			3,928
Allowance for credit losses	(15,392)			(14,323)
Premises and equipment, net	4,383			4,369
Other assets	33,736			33,539
Total assets	$477,285			$466,652
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$322,581	$2,874	3.56%	$313,207	$2,277	2.91%
Securitized debt obligations	17,452	258	5.91	17,771	236	5.31
Senior and subordinated notes	30,978	591	7.64	30,161	528	7.00
Other borrowings and interest-bearing liabilities(5)	2,502	11	1.73	2,419	12	1.95
Total interest-bearing liabilities	373,513	3,734	4.00	363,558	3,053	3.36
Non-interest-bearing deposits	26,907			30,471
Other liabilities	18,758			17,266
Total liabilities	419,178			411,295
Stockholders’ equity	58,107			55,357
Total liabilities and stockholders’ equity	$477,285			$466,652
Net interest income/spread		$7,546	6.01		$7,113	5.90
Impact of non-interest-bearing funding			0.69			0.58
Net interest margin			6.70%			6.48%

11	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$150,457	$14,155	18.82%	$136,727	$12,355	18.07%
Consumer banking	75,239	3,175	8.44	78,346	2,947	7.52
Commercial banking(3)	89,997	3,228	7.17	94,158	3,068	6.52
Other(4)	—	(645)	**	—	(590)	**
Total loans, including loans held for sale	315,693	19,913	12.62	309,231	17,780	11.50
Investment securities	89,041	1,387	3.12	89,977	1,254	2.79
Cash equivalents and other interest-earning assets	44,622	1,157	5.19	37,972	886	4.67
Total interest-earning assets	449,356	22,457	10.00	437,180	19,920	9.11
Cash and due from banks	3,798			4,028
Allowance for credit losses	(15,342)			(13,766)
Premises and equipment, net	4,387			4,359
Other assets	33,941			32,658
Total assets	$476,140			$464,459
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$320,515	$5,686	3.55%	$311,010	$4,133	2.66%
Securitized debt obligations	17,644	519	5.88	17,512	447	5.10
Senior and subordinated notes	31,594	1,197	7.58	30,149	1,017	6.75
Other borrowings and interest-bearing liabilities(5)	2,438	21	1.75	2,377	24	2.01
Total interest-bearing liabilities	372,191	7,423	3.99	361,048	5,621	3.11
Non-interest-bearing deposits	27,057			30,900
Other liabilities	18,840			17,445
Total liabilities	418,088			409,393
Stockholders’ equity	58,052			55,066
Total liabilities and stockholders’ equity	$476,140			$464,459
Net interest income/spread		$15,034	6.01		$14,299	6.00
Impact of non-interest-bearing funding			0.68			0.54
Net interest margin			6.69%			6.54%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $558 million and $1.1 billion in the second quarter and first six months of 2024, respectively, and $526 million and $1.0 billion in the second quarter and first six months of 2023, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $39 million in the second quarter and first six months of 2024, respectively, and $19 million and $37 million in the second quarter and first six months of 2023, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

12	Capital One Financial Corporation (COF)

(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.1 billion and $2.0 billion in the second quarter and first six months of 2024, respectively, and $1.9 billion and $1.8 billion in the second quarter and first six months of 2023, respectively. Related interest expense was $8 million and $16 million for the second quarter and first six months of 2024, respectively, and $8 million and $16 million for the second quarter and first six months of 2023, respectively.
**    Not meaningful.
Net interest income increased by $433 million to $7.5 billion in the second quarter of 2024 compared to the second quarter of 2023 and increased by $735 million to $15.0 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by higher asset yields and growth in our credit card loan portfolio, partially offset by higher rates paid on interest-bearing deposits.
Net interest margin increased by 22 bps to 6.70% in the second quarter of 2024 compared to the second quarter of 2023 and increased by 15 bps to 6.69% in the first six months of 2024 compared to the first six months of 2023 primarily driven by higher asset yields and growth in our credit card loan portfolio, partially offset by higher rates paid on interest-bearing deposits.
Our cumulative deposit beta increased to 62% as of June 30, 2024, from 60% as of December 31, 2023. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to the increases in the upper bound of the federal funds rate during the current rising interest rate cycle.

13	Capital One Financial Corporation (COF)

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$786	$563	$223	$1,800	$1,276	$524
Consumer banking	125	(44)	169	228	(117)	345
Commercial banking(2)	36	(72)	108	160	(136)	296
Other(3)	(11)	—	(11)	(55)	—	(55)
Total loans, including loans held for sale	936	447	489	2,133	1,023	1,110
Investment securities	61	(4)	65	133	(13)	146
Cash equivalents and other interest-earning assets	117	86	31	271	165	106
Total interest income	1,114	529	585	2,537	1,175	1,362
Interest expense:
Interest-bearing deposits	597	70	527	1,553	130	1,423
Securitized debt obligations	22	(4)	26	72	3	69
Senior and subordinated notes	63	15	48	180	50	130
Other borrowings and liabilities	(1)	—	(1)	(3)	1	(4)
Total interest expense	681	81	600	1,802	184	1,618
Net interest income	$433	$448	$(15)	$735	$991	$(256)
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

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2024 and 2023.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Interchange fees, net	$1,249	$1,213	$2,394	$2,352
Service charges and other customer-related fees	459	411	921	790
Other(1)(2)	252	275	559	474
Total non-interest income	$1,960	$1,899	$3,874	$3,616
________
(1)Primarily consists of revenue from Capital One Shopping, treasury and other investment income, our credit card partnership agreements and commercial mortgage banking revenue.
(2)Includes gains of $11 million and $53 million on deferred compensation plan investments in the second quarter and first six months of 2024, respectively, and gains of $25 million and $49 million on deferred compensation plan investments in the second quarter and first six months of 2023, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income remained substantially flat at $2.0 billion in the second quarter of 2024 compared to the second quarter of 2023. Non-interest income increased by $258 million to $3.9 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by growth in our Credit Card business.

15	Capital One Financial Corporation (COF)

Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $1.4 billion to $3.9 billion in the second quarter of 2024 primarily driven by higher net charge-offs in Domestic Card and a larger allowance for credit losses build due to the elimination of loss sharing provisions that occurred within the termination of the Walmart program agreement. Our provision for credit losses increased by $1.3 billion to $6.6 billion in the first six months of 2024 primarily driven by higher net charge-offs in Domestic Card.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Part I—Item 1. Financial Statements—Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Part II—Item 8. Financial Statements—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.

16	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2024 and 2023.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Operating Expense:
Salaries and associate benefits(1)	$2,200	$2,317	$4,678	$4,744
Occupancy and equipment	551	506	1,105	1,014
Professional services	316	290	578	614
Communications and data processing	355	344	706	694
Amortization of intangibles	19	22	38	36
Other non-interest expense:
Bankcard, regulatory and other fee assessments	79	51	198	135
Collections	87	89	170	172
Other	275	289	536	547
Total other non-interest expense	441	429	904	854
Total operating expense	$3,882	$3,908	$8,009	$7,956
Marketing	1,064	886	2,074	1,783
Total non-interest expense	$4,946	$4,794	$10,083	$9,739
_________
(1)Includes expenses of $11 million and $53 million related to our deferred compensation plan for the second quarter and first six months of 2024, respectively, and expenses of $25 million and $49 million related to our deferred compensation plan investments for the second quarter and first six months of 2023, respectively. These amounts have corresponding offsets from investments in other non-interest income.
Non-interest expense increased by $152 million to $4.9 billion in the second quarter of 2024 compared to the second quarter of 2023 and increased by $344 million to $10.1 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by increased marketing spend.
For the three and six months ended June 30, 2024, we have incurred $31 million of integration expenses related to the agreement to acquire Discover, which are included in Operating Expense in our Consolidated Statements of Income.

17	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax provision of $54 million (8.3% effective income tax rate) and $356 million (15.9% effective income tax rate) in the second quarter and first six months of 2024, respectively, compared to an income tax provision of $297 million (17.2% effective income tax rate) and $500 million (17.3% effective income tax rate) in the second quarter and first six months of 2023, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes” in our 2023 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $1.6 billion to $480.0 billion as of June 30, 2024 from December 31, 2023 primarily driven by increases in our cash balances as deposit growth was partially offset by net maturities of unsecured senior debt.
Total liabilities increased by $1.7 billion to $422.0 billion as of June 30, 2024 from December 31, 2023 primarily driven by deposit growth due to our national consumer banking strategy, partially offset by net maturities of unsecured senior debt. Our national consumer banking strategy includes our national brand and marketing strategy, cafés, and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
Stockholders’ equity decreased by $108 million to $58.0 billion as of June 30, 2024 from December 31, 2023 primarily driven by an increase in accumulated other comprehensive loss and stock dividends, partially offset by net income of $1.9 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2024. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of June 30, 2024 and December 31, 2023, respectively.
The fair value of our available for sale securities portfolio increased by $133 million to $79.3 billion as of June 30, 2024 from December 31, 2023, primarily driven by net purchases, partially offset by increases in relevant benchmark interest rates. See “Part I—Item 1. Financial Statements—Note 3—Investment Securities” for more information.

18	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of June 30, 2024 and December 31, 2023.
Table 6: Loans Held for Investment

	June 30, 2024			December 31, 2023
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$153,895	$(13,040)	$140,855	$154,547	$(11,709)	$142,838
Consumer Banking	75,663	(2,065)	73,598	75,437	(2,042)	73,395
Commercial Banking	88,628	(1,544)	87,084	90,488	(1,545)	88,943
Total	$318,186	$(16,649)	$301,537	$320,472	$(15,296)	$305,176
Loans held for investment decreased by $2.3 billion to $318.2 billion as of June 30, 2024 compared to December 31, 2023 primarily driven by customer payments outpacing originations in our Commercial Banking business.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1.—Financial Statements—Note 4—Loans.”
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
Table 7 provides the composition of our primary sources of funding as of June 30, 2024 and December 31, 2023.
Table 7: Funding Sources Composition

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$305,422	77%	$296,171	74%
Commercial Banking	29,210	7	32,712	8
Other(1)	16,810	4	19,530	5
Total deposits	351,442	88	348,413	87
Securitized debt obligations	17,291	4	18,043	5
Other debt	30,665	8	31,813	8
Total funding sources	$399,398	100%	$398,269	100%
__________
(1)Includes brokered deposits of $15.7 billion and $18.5 billion as of June 30, 2024 and December 31, 2023, respectively.
Total deposits increased by $3.0 billion to $351.4 billion as of June 30, 2024 from December 31, 2023 primarily driven by our national consumer banking strategy, partially offset by an intentional reduction in lower margin deposit balances in our Commercial Banking business.
As of June 30, 2024 and December 31, 2023, we held $59.9 billion and $64.2 billion, respectively, of estimated uninsured deposits excluding any intercompany balances. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 17% and 18% of our total deposits as of June 30, 2024 and December 31, 2023, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies.

19	Capital One Financial Corporation (COF)

Securitized debt obligations decreased by $752 million to $17.3 billion as of June 30, 2024 from December 31, 2023 primarily driven by paydowns in our auto securitization program.
Other debt decreased by $1.1 billion to $30.7 billion as of June 30, 2024 from December 31, 2023 primarily driven by net maturities of unsecured senior debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”

20	Capital One Financial Corporation (COF)

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
We summarize our business segment results for the second quarter and first six months of 2024 and 2023 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2024 compared to December 31, 2023. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

21	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the second quarter and first six months of 2024 and 2023.
Table 8: Business Segment Results

	Three Months Ended June 30,
	2024				2023
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$6,800	72%	$91	15%	$6,226	69%	$857	59%
Consumer Banking	2,197	23	471	79	2,418	27	709	50
Commercial Banking(3)	880	9	278	47	889	10	200	14
Other(3)	(371)	(4)	(243)	(41)	(521)	(6)	(335)	(23)
Total	$9,506	100%	$597	100%	$9,012	100%	$1,431	100%

	Six Months Ended June 30,
	2024				2023
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$13,548	72%	$1,052	56%	$12,246	69%	$1,406	58%
Consumer Banking	4,367	23	852	45	4,913	27	1,425	60
Commercial Banking(3)	1,760	9	558	30	1,749	10	254	11
Other(3)	(767)	(4)	(585)	(31)	(993)	(6)	(694)	(29)
Total	$18,908	100%	$1,877	100%	$17,915	100%	$2,391	100%
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
Our Credit Card business generated net income from continuing operations of $91 million and $1.1 billion in the second quarter and first six months of 2024, respectively, and $857 million and $1.4 billion in the second quarter and first six months of 2023, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$5,294	$4,727	12%	$10,566	$9,384	13%
Non-interest income	1,506	1,499	—	2,982	2,862	4
Total net revenue(1)	6,800	6,226	9	13,548	12,246	11
Provision for credit losses	3,545	2,084	70	5,804	4,345	34
Non-interest expense	3,134	3,020	4	6,363	6,058	5
Income from continuing operations before income taxes	121	1,122	(89)	1,381	1,843	(25)
Income tax provision	30	265	(89)	329	437	(25)
Income from continuing operations, net of tax	$91	$857	(89)	$1,052	$1,406	(25)
Selected performance metrics:
Average loans held for investment	$150,467	$138,762	8	$150,056	$136,727	10
Average yield on loans(2)	18.79%	18.17%	62bps	18.82%	18.07%	75bps
Total net revenue margin(3)	18.03	17.95	8	18.01	17.91	10
Net charge-offs	$2,258	$1,528	48%	$4,465	$2,897	54%
Net charge-off rate	6.00%	4.41%	159bps	5.95%	4.24%	171bps
Purchase volume	$165,143	$157,937	5%	$315,314	$299,595	5%

(Dollars in millions, except as noted)	June 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$153,895	$154,547	—
30+ day performing delinquency rate	4.16%	4.61%	(45)bps
30+ day delinquency rate	4.17	4.62	(45)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$13,040	$11,709	11%
Allowance coverage ratio	8.47%	7.58%	89bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $649 million and $1.3 billion in the second quarter and first six months of 2024, respectively, compared to $443 million and $848 million in the second quarter and first six months of 2023, respectively, for finance charges and fees charged-off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023, and changes in financial condition and credit performance between June 30, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income increased by $567 million to $5.3 billion in the second quarter of 2024 and increased by $1.2 billion to $10.6 billion in the first six months of 2024 primarily driven by higher average loan balances.
•Non-Interest Income: Non-interest income remained substantially flat at $1.5 billion in the second quarter of 2024 compared to the second quarter of 2023 and increased by $120 million to $3.0 billion in the first six months of 2024 due to growth in our Credit Card business.
•Provision for Credit Losses: Provision for credit losses increased by $1.5 billion to $3.5 billion in the second quarter of 2024 driven by higher net charge-offs and a larger allowance build primarily due to the elimination of loss sharing provisions that occurred within the termination of the Walmart program agreement. Provision for credit losses increased by $1.5 billion to $5.8 billion in the first six months of 2024 primarily driven by higher net charge-offs.

•Non-Interest Expense: Non-interest expense increased by $114 million to $3.1 billion in the second quarter of 2024 and increased by $305 million to $6.4 billion in the first six months of 2024 primarily driven by increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment decreased by $652 million to $153.9 billion as of June 30, 2024 from December 31, 2023 primarily driven by customer payments outpacing purchase volume.

•Average loans held for investment increased by $11.7 billion to $150.5 billion in the second quarter of 2024 compared to the second quarter of 2023 and increased by $13.3 billion to $150.1 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 159 bps to 6.00% in the second quarter of 2024 compared to the second quarter of 2023 and increased by 171 bps to 5.95% in the first six months of 2024 compared to the first six months of 2023.

•The 30+ day delinquency rate decreased by 45 bps to 4.17% as of June 30, 2024 from December 31, 2023 primarily driven by seasonally lower delinquency inventories in our domestic credit card loan portfolio.

24	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $45 million and $963 million in the second quarter and first six months of 2024, respectively, and $828 million and $1.3 billion in the second quarter and first six months of 2023, respectively. In the second quarter and first six months of 2024 and 2023, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$5,001	$4,453	12%	$9,973	$8,843	13%
Non-interest income	1,440	1,431	1	2,851	2,729	4
Total net revenue(1)	6,441	5,884	9	12,824	11,572	11
Provision for credit losses	3,435	1,995	72	5,592	4,169	34
Non-interest expense	2,946	2,805	5	5,971	5,652	6
Income from continuing operations before income taxes	60	1,084	(94)	1,261	1,751	(28)
Income tax provision	15	256	(94)	298	413	(28)
Income from continuing operations, net of tax	$45	$828	(95)	$963	$1,338	(28)
Selected performance metrics:
Average loans held for investment	$143,744	$132,505	8	$143,316	$130,544	10
Average yield on loans(2)	18.73%	18.07%	66bps	18.75%	17.98%	77bps
Total net revenue margin(3)(4)	17.87	17.76	11	17.85	17.73	12
Net charge-offs	$2,173	$1,451	50%	$4,293	$2,750	56%
Net charge-off rate(5)	6.05%	4.38%	167bps	5.99%	4.21%	178bps
Purchase volume	$161,370	$154,184	5%	$308,066	$292,494	5%

(Dollars in millions, except as noted)	June 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$147,065	$147,666	—
30+ day performing delinquency rate	4.14%	4.61%	(47)bps
Allowance for credit losses	$12,560	$11,261	12%
Allowance coverage ratio(6)	8.54%	7.63%	91bps
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
(4)The termination of our Walmart program agreement, effective May 21, 2024 (“Walmart Program Termination”), included the termination of our revenue sharing and loss sharing arrangements. The Walmart Program Termination increased revenue margin by 10 bps in the second quarter of 2024.
(5)The Walmart Program Termination increased the Domestic Card net charge-off rate by 19 bps in the second quarter of 2024.
(6)The Walmart Program Termination increased the Domestic Card allowance coverage ratio by 56 bps as of June 30, 2024.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the second quarter of 2024 and in the first six months of 2024 compared to the second quarter of 2023 and in the first six months of 2023 primarily driven by:

25	Capital One Financial Corporation (COF)

•Higher provision for credit losses in the second quarter of 2024 primarily driven by higher net charge-offs and a larger allowance build due to elimination of loss sharing provisions that occurred within the Walmart program agreement, and higher provision for credit losses in the first six months of 2024 primarily driven by higher net charge-offs.
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
Our Consumer Banking business generated net income from continuing operations of $471 million and $852 million in the second quarter and first six months of 2024, respectively, and $709 million and $1.4 billion in the second quarter and first six months of 2023, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$2,025	$2,269	(11)%	$4,036	$4,629	(13)%
Non-interest income	172	149	15	331	284	17
Total net revenue	2,197	2,418	(9)	4,367	4,913	(11)
Provision for credit losses	330	259	27	756	534	42
Non-interest expense	1,250	1,231	2	2,496	2,514	(1)
Income from continuing operations before income taxes	617	928	(34)	1,115	1,865	(40)
Income tax provision	146	219	(33)	263	440	(40)
Income from continuing operations, net of tax	$471	$709	(34)	$852	$1,425	(40)
Selected performance metrics:
Average loans held for investment:
Auto	$74,098	$76,233	(3)	$73,933	$76,846	(4)
Retail banking	1,288	1,465	(12)	1,306	1,497	(13)
Total consumer banking	$75,386	$77,698	(3)	$75,239	$78,343	(4)
Average yield on loans held for investment(1)	8.54%	7.65%	89bps	8.44%	7.52%	92bps
Average deposits	$300,794	$285,647	5%	$297,621	$282,229	5%
Average deposits interest rate	3.22%	2.46%	76bps	3.19%	2.21%	98bps
Net charge-offs	$353	$279	27%	$733	$586	25%
Net charge-off rate	1.87%	1.43%	44bps	1.95%	1.50%	45bps
Auto loan originations	$8,463	$7,160	18%	$15,985	$13,371	20%

26	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Auto	$74,385	$74,075	—
Retail banking	1,278	1,362	(6)%
Total consumer banking	$75,663	$75,437	—
30+ day performing delinquency rate	5.60%	6.25%	(65)bps
30+ day delinquency rate	6.35	7.08	(73)
Nonperforming loan rate	0.92	1.00	(8)
Nonperforming asset rate(2)	0.99	1.09	(10)
Allowance for credit losses	$2,065	$2,042	1%
Allowance coverage ratio	2.73%	2.71%	2bps
Deposits	$305,422	$296,171	3%
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

Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023, and changes in financial condition and credit performance between June 30, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income decreased by $244 million to $2.0 billion in the second quarter of 2024 and decreased by $593 million to $4.0 billion in the first six months of 2024 primarily driven by lower margins in our retail banking business and lower average loan balances in our auto business, partially offset by higher deposits in our retail banking business.
•Non-Interest Income: Non-interest income increased by $23 million to $172 million in the second quarter of 2024 and increased by $47 million to $331 million in the first six months of 2024 primarily driven by higher interchange revenue from an increase in debit card purchase volume and revenue earned from auto industry services.
•Provision for Credit Losses: Provision for credit losses increased by $71 million to $330 million in the second quarter of 2024 and increased by $222 million to $756 million in the first six months of 2024 primarily driven by net charge-offs in our auto loan portfolio and higher auto originations.
•Non-Interest Expense: Non-interest expense remained substantially flat at $1.3 billion in the second quarter of 2024 compared to the second quarter of 2023 and $2.5 billion in the first six months of 2024 compared to the first six months of 2023.
Loans Held for Investment:
•Period-end loans held for investment increased by $226 million to $75.7 billion as of June 30, 2024 from December 31, 2023 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment decreased by $2.3 billion to $75.4 billion in the second quarter of 2024 compared to the second quarter of 2023 and decreased by $3.1 billion to $75.2 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by the impact of lower auto originations throughout 2023.
Deposits:
•Period-end deposits increased by $9.3 billion to $305.4 billion as of June 30, 2024 from December 31, 2023 primarily driven by continued growth from our national consumer banking strategy.

27	Capital One Financial Corporation (COF)

Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 44 bps to 1.87% in the second quarter of 2024 compared to the second quarter of 2023 and increased by 45 bps to 1.95% in the first six months of 2024 compared to the first six months of 2023 primarily driven by higher net charge-offs in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 73 bps to 6.35% as of June 30, 2024 compared to December 31, 2023 primarily driven by seasonally lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $278 million and $558 million in the second quarter and first six months of 2024, respectively, and $200 million and $254 million in the second quarter and first six months of 2023, respectively.

28	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$609	$632	(4)%	$1,208	$1,280	(6)%
Non-interest income	271	257	5	552	469	18
Total net revenue(1)	880	889	(1)	1,760	1,749	1
Provision for credit losses(2)	34	146	(77)	32	405	(92)
Non-interest expense	483	482	—	998	1,012	(1)
Income from continuing operations before income taxes	363	261	39	730	332	120
Income tax provision	85	61	39	172	78	121
Income from continuing operations, net of tax	$278	$200	39	$558	$254	120
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$33,801	$37,068	(9)	$34,055	$37,220	(9)
Commercial and industrial	55,234	56,127	(2)	55,401	56,421	(2)
Total commercial banking	$89,035	$93,195	(4)	$89,456	$93,641	(4)
Average yield on loans held for investment(1)(3)	7.23%	6.75%	48bps	7.18%	6.53%	65bps
Average deposits	$30,810	$37,960	(19)%	$31,327	$38,945	(20)%
Average deposits interest rate	2.55%	2.68%	(13)bps	2.60%	2.51%	9bps
Net charge-offs	$33	$378	(91)%	$62	$399	(84)%
Net charge-off rate	0.15%	1.62%	(147)bps	0.14%	0.85%	(71)bps

(Dollars in millions, except as noted)	June 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$32,832	$34,446	(5)%
Commercial and industrial	55,796	56,042	—
Total commercial banking	$88,628	$90,488	(2)
Nonperforming loan rate	1.46%	0.84%	62bps
Nonperforming asset rate(4)	1.46	0.84	62
Allowance for credit losses(2)	$1,544	$1,545	—%
Allowance coverage ratio	1.74%	1.71%	3bps
Deposits	$29,210	$32,712	(11)%
Loans serviced for others	53,092	52,341	1
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $129 million and $158 million as of June 30, 2024 and December 31, 2023, respectively.
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

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023, and changes in financial condition and credit performance between June 30, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income decreased by $23 million to $609 million in the second quarter of 2024 and decreased by $72 million to $1.2 billion in the first six months of 2024 primarily driven by lower average loan balances.
•Non-Interest Income: Non-interest income increased by $14 million to $271 million in the second quarter of 2024 and increased by $83 million to $552 million in the first six months of 2024 primarily driven by our capital markets business.
•Provision for Credit Losses: Provision for credit losses decreased by $112 million to $34 million in the second quarter of 2024 and decreased by $373 million to $32 million in the first six months of 2024 primarily driven by lower net charge-offs in our office real estate portfolio.
•Non-Interest Expense: Non-interest expenses remained substantially flat at $483 million in the second quarter of 2024 compared to the second quarter of 2023 and $998 million in the first six months of 2024 compared to the first six months of 2023.
Loans Held for Investment:
•Period-end loans held for investment decreased by $1.9 billion to $88.6 billion as of June 30, 2024 from December 31, 2023 primarily driven by customer payments outpacing originations.
•Average loans held for investment decreased by $4.2 billion to $89.0 billion in the second quarter of 2024 compared to the second quarter of 2023 and decreased by $4.2 billion to $89.5 billion in the first six months of 2024 compared to the first six months of 2023 primarily driven by customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $3.5 billion to $29.2 billion as of June 30, 2024 from December 31, 2023 primarily driven by an intentional reduction in lower margin deposit balances.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate decreased by 147 bps to 0.15% in the second quarter of 2024 and decreased by 71 bps to 0.14% in the first six months of 2024 primarily driven by lower net charge-offs in our office real estate portfolio.
•The nonperforming loan rate increased by 62 bps to 1.46% as of June 30, 2024 compared to December 31, 2023 primarily driven by credit downgrades.
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
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

30	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest loss	$(382)	$(515)	(26)%	$(776)	$(994)	(22)%
Non-interest income (loss)	11	(6)	**	9	1	**
Total net loss(1)	(371)	(521)	(29)	(767)	(993)	(23)
Provision for credit losses	—	1	**	—	1	**
Non-interest expense	79	61	30	226	155	46
Loss from continuing operations before income taxes	(450)	(583)	(23)	(993)	(1,149)	(14)
Income tax benefit	(207)	(248)	(17)	(408)	(455)	(10)
Loss from continuing operations, net of tax	$(243)	$(335)	(27)	$(585)	$(694)	(16)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
** Not meaningful.
Loss from continuing operations decreased by $92 million to a loss of $243 million in the second quarter of 2024 compared to the second quarter of 2023 and decreased by $109 million to a loss of $585 million in the first six months of 2024 compared to the first six months of 2023 primarily driven by higher treasury income.

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
Accounting Standards Issued but Not Adopted as of June 30, 2024

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

32	Capital One Financial Corporation (COF)

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

33	Capital One Financial Corporation (COF)

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
Based on the Company’s 2024 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2024 through September 30, 2025 is 5.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2024.
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
As of June 30, 2024 and December 31, 2023, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 75% of this amount as of January 1, 2024. The remaining $600 million will be phased in on January 1, 2025. As of June 30, 2024, the Company’s CET1 capital ratio, reflecting the CECL

34	Capital One Financial Corporation (COF)

Transition Rule, was 13.2% and would have been 13.0% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of June 30, 2024, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of June 30, 2024 and December 31, 2023.
Table 13: Capital Ratios Under Basel III(1)(2)

	June 30, 2024			December 31, 2023
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.2%	4.5%	N/A	12.9%	4.5%	N/A
Tier 1 capital(4)	14.5	6.0	6.0%	14.2	6.0	6.0%
Total capital(5)	16.3	8.0	10.0	16.0	8.0	10.0
Tier 1 leverage(6)	11.3	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(7)	9.7	3.0	N/A	9.6	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.5	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(4)	13.5	6.0	8.0	13.1	6.0	8.0
Total capital(5)	14.8	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(6)	10.6	4.0	5.0	10.3	4.0	5.0
Supplementary leverage(7)	9.0	3.0	N/A	8.8	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of June 30, 2024 are preliminary and therefore subject to change until we file our June 30, 2024 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

35	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of June 30, 2024 and December 31, 2023.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2024	December 31, 2023
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$63,435	$62,710
Adjustments and deductions:
AOCI, net of tax(1)	13	27
Goodwill, net of related deferred tax liabilities	(14,800)	(14,811)
Other intangible and deferred tax assets, net of deferred tax liabilities	(271)	(311)
Common equity Tier 1 capital	48,377	47,615
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	53,222	52,460
Tier 2 capital instruments	1,928	1,936
Qualifying allowance for credit losses	4,725	4,728
Tier 2 capital	6,653	6,664
Total capital	$59,875	$59,124

Regulatory capital metrics
Risk-weighted assets	$366,959	$369,206
Adjusted average assets(2)	470,915	467,553
Total leverage exposure(3)	551,036	546,909
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Capital Standards and Prompt Corrective Action—Basel III and U.S. Capital Rules” in this Report.
(2)Includes on-balance sheet asset adjustments subject to deduction from Tier 1 capital under the Basel III Capital Rules.
(3)Reflects on- and off-balance sheet amounts for the denominator of the supplementary leverage ratio as set forth by the Basel III Capital Rules.
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the second quarter of 2024 and $253 million of shares of our common stock during the first six months of 2024.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K.
On June 26, 2024, the Federal Reserve released the results of its supervisory stress tests for the 2024 cycle. Based on the Company’s 2024 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2024 through September 30, 2025 is 5.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2024.
The Federal Reserve’s capital plan rule provides that if a BHC determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted the capital plan, it must update and resubmit its capital plan within 30 calendar days, subject to a potential 60-day extension. We determined that our proposed acquisition of Discover constitutes a material change and submitted an updated capital plan as required by the capital plan rule. The capital plan rule further provides that upon the occurrence of an event requiring resubmission, a BHC may not make any capital distribution unless it has received approval of the Federal Reserve. Accordingly, all our capital distributions are now subject to the prior approval of the Federal Reserve pending the Federal Reserve’s consideration of our resubmitted capital plan. We have received prior approval of the Federal Reserve to make certain capital distributions.

36	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first six months of 2024, we declared and paid common stock dividends of $472 million, or $1.20 per share, and preferred stock dividends of $114 million. Pursuant to the terms of the Merger Agreement, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter until the Transaction is completed or the Merger Agreement is terminated.
The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2024.
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
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. For additional information related to capital distributions as a result of the capital plan resubmission, see “Capital Management-Capital Planning and Regulatory Stress Testing” in this Report.
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of June 30, 2024, funds available for dividend payments from the Bank were $7.3 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $150 million of shares of our common stock during the second quarter of 2024 and $253 million of shares of our common stock during the first six months of 2024. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing,” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries” in our 2023 Form 10-K.

37	Capital One Financial Corporation (COF)

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

38	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

39	Capital One Financial Corporation (COF)

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Our lending activities are governed under our credit policies and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Part I—Item 1. Financial Statements—Note 3—Investment Securities” as well as credit risk related to derivative transactions in “Part I— Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities.”
Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $808 million and $854 million as of June 30, 2024 and December 31, 2023, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of June 30, 2024 and December 31, 2023.
Table 16: Portfolio Composition of Loans Held for Investment

	June 30, 2024		December 31, 2023
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$147,065	46.2%	$147,666	46.1%
International card businesses	6,830	2.1	6,881	2.1
Total credit card	153,895	48.3	154,547	48.2
Consumer Banking:
Auto	74,385	23.4	74,075	23.1
Retail banking	1,278	0.4	1,362	0.5
Total consumer banking	75,663	23.8	75,437	23.6
Commercial Banking:
Commercial and multifamily real estate	32,832	10.3	34,446	10.7
Commercial and industrial	55,796	17.6	56,042	17.5
Total commercial banking	88,628	27.9	90,488	28.2
Total loans held for investment	$318,186	100.0%	$320,472	100.0%

40	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of June 30, 2024 and December 31, 2023.
Table 17: Credit Card Portfolio by Geographic Region

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$15,109	9.8%	$15,167	9.8%
Texas	12,607	8.2	12,318	8.0
Florida	11,255	7.3	11,148	7.2
New York	9,489	6.2	9,578	6.2
Pennsylvania	5,970	3.9	5,824	3.8
Illinois	5,633	3.7	5,581	3.6
Ohio	5,023	3.3	4,845	3.1
New Jersey	4,829	3.1	4,702	3.0
Georgia	4,709	3.1	4,606	3.0
North Carolina	4,205	2.7	4,088	2.6
Other	68,236	44.3	69,809	45.2
Total domestic credit card	147,065	95.6	147,666	95.5
International card businesses:
United Kingdom	3,757	2.4	3,639	2.4
Canada	3,073	2.0	3,242	2.1
Total international card businesses	6,830	4.4	6,881	4.5
Total credit card	$153,895	100.0%	$154,547	100.0%

41	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of June 30, 2024 and December 31, 2023.
Table 18: Consumer Banking Portfolio by Geographic Region

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$8,991	11.9%	$9,020	11.9%
California	8,672	11.5	8,747	11.6
Florida	6,629	8.8	6,488	8.6
Pennsylvania	3,278	4.3	3,215	4.3
Ohio	3,238	4.3	3,130	4.1
Illinois	3,020	4.0	2,988	4.0
Georgia	2,911	3.8	2,971	3.9
New Jersey	2,628	3.5	2,626	3.5
Other	35,018	46.2	34,890	46.3
Total auto	74,385	98.3	74,075	98.2

Retail banking:
New York	389	0.5	417	0.6
Texas	290	0.4	297	0.4
Louisiana	214	0.3	234	0.3
New Jersey	87	0.1	94	0.1
Maryland	77	0.1	81	0.1
Virginia	57	0.1	54	0.1
Other	164	0.2	185	0.2
Total retail banking	1,278	1.7	1,362	1.8
Total consumer banking	$75,663	100.0%	$75,437	100.0%

42	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of June 30, 2024 and December 31, 2023.
Table 19: Commercial Real Estate Portfolio by Region

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$12,195	37.2%	$13,931	40.5%
South	8,076	24.6	7,073	20.5
Pacific West	5,750	17.5	5,342	15.5
Mid-Atlantic	2,411	7.3	4,138	12.0
Mountain	2,333	7.1	1,910	5.5
Midwest	2,067	6.3	2,052	6.0
Total	$32,832	100.0%	$34,446	100.0%
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

43	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of June 30, 2024 and December 31, 2023. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2024	December 31, 2023
Industry Classification:
Finance	32%	31%
Real Estate & Construction(1)	29	30
Government & Education	8	8
Health Care & Pharmaceuticals	6	6
Commercial Services	4	4
Technology, Telecommunications & Media	3	2
Oil, Gas & Pipelines	3	3
Other	15	16
Total	100%	100%
__________
(1)The funded balance for commercial office real estate held for investment totaled $2.0 billion, or 2.3% and $2.3 billion, or 2.5%, as of June 30, 2024 and December 31, 2023, respectively. Commercial office real estate exposure does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.

44	Capital One Financial Corporation (COF)

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of June 30, 2024 and December 31, 2023.
Table 21: Credit Score Distribution

(Percentage of portfolio)	June 30, 2024	December 31, 2023
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	68%
660 or below	31	32
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	53%	53%
621 - 660	20	20
620 or below	27	27
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements—Note 4—Loans” for additional credit quality information and see “Part II—Item 8. Financial Statements—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings for each of our loan categories.

45	Capital One Financial Corporation (COF)

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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2024 and December 31, 2023.
Table 22: 30+ Day Delinquencies

	June 30, 2024				December 31, 2023
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,087	4.14%	$6,087	4.14%	$6,806	4.61%	$6,806	4.61%
International card businesses	316	4.63	324	4.75	321	4.67	329	4.77
Total credit card	6,403	4.16	6,411	4.17	7,127	4.61	7,135	4.62
Consumer Banking:
Auto	4,215	5.67	4,770	6.41	4,696	6.34	5,307	7.16
Retail banking	20	1.57	35	2.77	17	1.19	33	2.40
Total consumer banking	4,235	5.60	4,805	6.35	4,713	6.25	5,340	7.08
Commercial Banking:
Commercial and multifamily real estate	21	0.06	189	0.58	—	—	121	0.35
Commercial and industrial	47	0.09	140	0.25	55	0.10	181	0.32
Total commercial banking	68	0.08	329	0.37	55	0.06	302	0.33
Total	$10,706	3.36	$11,545	3.63	$11,895	3.71	$12,777	3.99
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

46	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day delinquent loans held for investment, by aging and geography, as of June 30, 2024 and December 31, 2023
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,808	1.51%	$5,367	1.68%
60 – 89 days	2,890	0.91	3,119	0.97
> 90 days	3,847	1.21	4,291	1.34
Total	$11,545	3.63%	$12,777	3.99%
Geographic region:
Domestic	$11,221	3.53%	$12,448	3.89%
International	324	0.10	329	0.10
Total	$11,545	3.63%	$12,777	3.99%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

47	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of June 30, 2024 and December 31, 2023. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,102	2.02%	$3,499	2.26%
Commercial banking	46	0.05	55	0.06
Total	$3,148	0.99	$3,554	1.11
Geographic region:
Domestic	$3,013	0.97%	$3,422	1.09%
International	135	1.97	132	1.91
Total	$3,148	0.99	$3,554	1.11
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

48	Capital One Financial Corporation (COF)

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
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2024 and December 31, 2023. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$10	0.15%	$9	0.13%
Total credit card	10	0.01	9	0.01
Consumer Banking:
Auto	658	0.88	712	0.96
Retail banking	36	2.81	46	3.36
Total consumer banking	694	0.92	758	1.00
Commercial Banking:
Commercial and multifamily real estate	422	1.28	425	1.23
Commercial and industrial	872	1.56	336	0.60
Total commercial banking	1,294	1.46	761	0.84
Total nonperforming loans held for investment(3)	1,998	0.63	1,528	0.48
Other nonperforming assets(4)	57	0.01	62	0.02
Total nonperforming assets	$2,055	0.64	$1,590	0.50
__________
(1)We recognized interest income for loans classified as nonperforming of $31 million and $17 million in the first six months of 2024 and 2023, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.17% and 0.88% as of June 30, 2024 and December 31, 2023, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

49	Capital One Financial Corporation (COF)

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2024 and 2023.
Table 26: Net Charge-Offs

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$2,173	6.05%	$1,451	4.38%	$4,293	5.99%	$2,750	4.21%
International card businesses	85	5.03	77	4.98	172	5.10	147	4.77
Total credit card	2,258	6.00	1,528	4.41	4,465	5.95	2,897	4.24
Consumer Banking:
Auto	335	1.81	267	1.40	702	1.90	563	1.46
Retail banking	18	5.38	12	3.25	31	4.70	23	3.10
Total consumer banking	353	1.87	279	1.43	733	1.95	586	1.50
Commercial Banking:
Commercial and multifamily real estate	9	0.11	363	3.91	27	0.16	380	2.04
Commercial and industrial	24	0.17	15	0.11	35	0.13	19	0.07
Total commercial banking	33	0.15	378	1.62	62	0.14	399	0.85
Total net charge-offs	$2,644	3.36	$2,185	2.82	$5,260	3.34	$3,882	2.52
Average loans held for investment	$314,888		$309,655		$314,751		$308,711
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
(2)The Walmart Program Termination increased the Domestic Card net charge-off rate by 19 bps in the second quarter of 2024.

50	Capital One Financial Corporation (COF)

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
For more information on FDMs, see “Item 1. Financial Statements—Note 4—Loans.”
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

51	Capital One Financial Corporation (COF)

Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2024 and 2023, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2024
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2024	$11,298	$456	$11,754	$2,057	$31	$2,088	$1,538	$15,380
Charge-offs	(2,556)	(130)	(2,686)	(615)	(21)	(636)	(39)	(3,361)
Recoveries(1)	383	45	428	280	3	283	6	717
Net charge-offs	(2,173)	(85)	(2,258)	(335)	(18)	(353)	(33)	(2,644)
Provision for credit losses	3,435	110	3,545	315	15	330	39	3,914
Allowance build (release) for credit losses(2)	1,262	25	1,287	(20)	(3)	(23)	6	1,270
Other changes(3)	—	(1)	(1)	—	—	—	—	(1)
Balance as of June 30, 2024	12,560	480	13,040	2,037	28	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of March 31, 2024	—	—	—	—	—	—	134	134
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2024	—	—	—	—	—	—	129	129
Combined allowance and reserve as of June 30, 2024	$12,560	$480	$13,040	$2,037	$28	$2,065	$1,673	$16,778

	Six Months Ended June 30, 2024
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(5,008)	(252)	(5,260)	(1,257)	(39)	(1,296)	(78)	(6,634)
Recoveries(1)	715	80	795	555	8	563	16	1,374
Net charge-offs	(4,293)	(172)	(4,465)	(702)	(31)	(733)	(62)	(5,260)
Provision for credit losses	5,592	212	5,804	737	19	756	61	6,621
Allowance build (release) for credit losses(2)	1,299	40	1,339	35	(12)	23	(1)	1,361
Other changes(3)	—	(8)	(8)	—	—	—	—	(8)
Balance as of June 30, 2024	12,560	480	13,040	2,037	28	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(29)	(29)
Balance as of June 30, 2024	—	—	—	—	—	—	129	129
Combined allowance and reserve as of June 30, 2024	$12,560	$480	$13,040	$2,037	$28	$2,065	$1,673	$16,778

52	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2023	$10,032	$378	$10,410	$2,165	$40	$2,205	$1,703	$14,318
Charge-offs	(1,758)	(110)	(1,868)	(508)	(18)	(526)	(378)	(2,772)
Recoveries(1)	307	33	340	241	6	247	—	587
Net charge-offs	(1,451)	(77)	(1,528)	(267)	(12)	(279)	(378)	(2,185)
Provision for credit losses	1,995	89	2,084	252	7	259	160	2,503
Allowance build (release) for credit losses	544	12	556	(15)	(5)	(20)	(218)	318
Other changes(3)	—	10	10	—	—	—	—	10
Balance as of June 30, 2023	10,576	400	10,976	2,150	35	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of March 31, 2023	—	—	—	—	—	—	211	211
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(14)	(14)
Balance as of June 30, 2023	—	—	—	—	—	—	197	197
Combined allowance and reserve as of June 30, 2023	$10,576	$400	$10,976	$2,150	$35	$2,185	$1,682	$14,843

	Six Months Ended June 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(4)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(3,345)	(211)	(3,556)	(1,023)	(34)	(1,057)	(402)	(5,015)
Recoveries(1)	595	64	659	460	11	471	3	1,133
Net charge-offs	(2,750)	(147)	(2,897)	(563)	(23)	(586)	(399)	(3,882)
Provision for credit losses	4,169	176	4,345	526	8	534	426	5,305
Allowance build (release) for credit losses	1,419	29	1,448	(37)	(15)	(52)	27	1,423
Other changes(3)	32	14	46	—	—	—	—	46
Balance as of June 30, 2023	10,576	400	10,976	2,150	35	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(21)	(21)
Balance as of June 30, 2023	—	—	—	—	—	—	197	197
Combined allowance and reserve as of June 30, 2023	$10,576	$400	$10,976	$2,150	$35	$2,185	$1,682	$14,843
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)The Walmart Program Termination resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.
(3)Primarily represents foreign currency translation adjustments in the three and six months ended June 30, 2024 and the three months ended June 30, 2023 and the initial allowance for purchased credit-deteriorated (“PCD”) loans in the six months ended June 30, 2023. The initial allowance of PCD loans was $0 million and $32 million for the six months ended June 30, 2024 and 2023, respectively.
(4)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.

53	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $122.9 billion and $120.7 billion as of June 30, 2024 and December 31, 2023, respectively, as shown in Table 28 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of June 30, 2024, we had available issuance capacity of $42.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of June 30, 2024, we had access to available contingent liquidity sources totaling $99.5 billion through collateral, including a portion of the investment securities included in the liquidity reserve amount, at the Federal Reserve Discount Window, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”).
As of June 30, 2024 and December 31, 2023, our funding sources totaled $399.4 billion and $398.3 billion, respectively, primarily comprised of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 28 below presents the composition of our liquidity reserves as of June 30, 2024 and December 31, 2023.
Table 28: Liquidity Reserves

(Dollars in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$45,414	$43,297
Securities available for sale(1)	79,250	79,117
FHLB borrowing capacity secured by loans	5,197	5,205
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(50)	(50)
Other encumbrances of investment securities	(6,897)	(6,917)
Total liquidity reserves	$122,914	$120,652
________
(1)    Includes securities that have been pledged or otherwise encumbered within Table 28: Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $2.3 billion to $122.9 billion as of June 30, 2024 from December 31, 2023, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2023 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2024 was 155%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information.

54	Capital One Financial Corporation (COF)

Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the first and second quarters of 2024 was 136% and 135%, respectively, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30.0 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25.0 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process. As of June 30, 2024, we had $22.6 billion and $19.4 billion of available issuance capacity in our credit card and auto loan securitization programs, respectively.
In addition to our issuance capacity under the shelf registration statements, we also have collateral to support our access to FHLB advances, the Federal Reserve Discount Window and FICC—GSD general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of June 30, 2024, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $36.9 billion, of which $50 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million as of both June 30, 2024 and December 31, 2023.
As a member of FICC—GSD, we had $21.5 billion of readily available borrowing capacity secured by securities from our investment portfolio as of June 30, 2024. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $412 thousand and $375 thousand as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, we pledged loans to secure a borrowing capacity of $41.1 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both June 30, 2024 and December 31, 2023.

55	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for the second quarter and first six months of 2024 and 2023.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,855	$138	1.58%	$42,587	$208	1.96%
Saving deposits(2)	208,832	1,753	3.36	193,730	1,216	2.51
Time deposits	78,894	983	4.99	76,890	853	4.44
Total interest-bearing deposits	$322,581	$2,874	3.56	$313,207	$2,277	2.91

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$35,281	$286	1.62%	$43,883	$405	1.85%
Saving deposits(2)	207,727	3,474	3.34	198,728	2,283	2.30
Time deposits	77,507	1,926	4.97	68,399	1,445	4.23
Total interest-bearing deposits	$320,515	$5,686	3.55	$311,010	$4,133	2.66
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both June 30, 2024 and December 31, 2023. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
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

56	Capital One Financial Corporation (COF)

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $177 million to $715 million as of June 30, 2024 from December 31, 2023 driven by an increase in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $2.1 billion to $47.2 billion as of June 30, 2024 from December 31, 2023 primarily driven by net maturities of unsecured senior debt and paydowns in our auto securitization program. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, and senior and subordinated notes, and their respective maturities or redemptions for the second quarter and first six months of 2024 and 2023.
Table 30: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Securitized debt obligations	$—	$1,200	$445	$991
Senior and subordinated notes	—	3,500	2,161	1,839
Total	$—	$4,700	$2,606	$2,830

	Issuances		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Securitized debt obligations	$—	$2,450	$812	$1,551
Senior and subordinated notes	2,000	5,750	2,911	4,886
Total	$2,000	$8,200	$3,723	$6,437

57	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2023 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of June 30, 2024 and December 31, 2023.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2024		December 31, 2023
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of July 22, 2024 Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook. Following the Company’s February 19, 2024 announcement to acquire Discover, Moody’s Investors Service (“Moody’s”) placed our credit ratings on review for a downgrade. Moody’s said its review for downgrade may continue until the transaction has been completed.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of June 30, 2024 and December 31, 2023, our total unfunded lending commitments were $459.2 billion and $441.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of both June 30, 2024 and December 31, 2023, we had $1.5 billion, in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” in our 2023 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of June 30, 2024 and December 31, 2023, we had $403 million and $789 million, respectively, in aggregate purchase obligation liabilities.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations,” and “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 14—Employee Benefit Plans” in our 2023 Form 10-K.

58	Capital One Financial Corporation (COF)

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

59	Capital One Financial Corporation (COF)

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

60	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of June 30, 2024 and December 31, 2023.
Table 32: Interest Rate Sensitivity Analysis

	June 30, 2024	December 31, 2023
Estimated impact on projected baseline net interest income:
+200 basis points	0.8%	0.7%
+100 basis points	0.8	0.8
+50 basis points	0.4	0.4
–50 basis points	(0.5)	(0.5)
–100 basis points	(1.0)	(0.9)
–200 basis points	(1.9)	(2.0)
Estimated impact on economic value of equity:
+200 basis points	(8.1)	(8.4)
+100 basis points	(3.6)	(3.7)
+50 basis points	(1.8)	(1.8)
–50 basis points	1.6	1.6
–100 basis points	3.1	2.9
–200 basis points	5.1	4.0
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
For further information on our interest rate exposures, see “Part I—Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities.”

61	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 1.1 billion GBP and 973 million GBP as of June 30, 2024 and December 31, 2023, respectively, and 1.5 billion CAD and 1.6 billion CAD as of June 30, 2024 and December 31, 2023, respectively. Our nominal EUR-denominated borrowings outstanding were 500 million EUR and 1.3 billion EUR as of June 30, 2024 and December 31, 2023, respectively.
Our non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.2 billion GBP as of both June 30, 2024 and December 31, 2023, and 2.5 billion CAD and 2.4 billion CAD as of June 30, 2024 and December 31, 2023, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal. For more information, see “Part I—Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities” and “Part I—Item 1. Financial Statements—Note 10—Stockholders’ Equity.”
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99% confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Part I—Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities.”

SUPERVISION AND REGULATION
Stress Capital Buffer Requirement Update
On June 26, 2024, the Federal Reserve released the results of its supervisory stress tests for the 2024 cycle. Based on the Company’s 2024 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2024 through September 30, 2025 is 5.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2024.

62	Capital One Financial Corporation (COF)

Regulation of Consumer Lending Activities Update
On March 5, 2024, the CFPB issued a final rule amending Regulation Z that, if it goes into effect as currently issued, would significantly lower the safe harbor amount for past due fees that a large credit card issuer, including the Bank, can charge on consumer credit card accounts. The final rule is currently stayed as a result of ongoing litigation. For more information on risks related to these rules, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K and for more information on the potential impact on our business see “Introduction—Business Developments—Consumer Financial Protection Bureau Final Rule.”
Resolution and Recovery Planning Requirements and Related Authorities Update
On June 20, 2024, the FDIC issued a final rule amending the resolution plan submission requirements applicable to insured depository institutions with $50 billion or more in total assets. As a result of the final rule, the Bank will be required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, the Bank’s resolution plan submissions will be subject to more detailed content requirements and a new credibility standard that the FDIC will use to evaluate the Bank’s full resolution plan. The final rule is effective beginning October 1, 2024.
We provide additional information on our Supervision and Regulation in our 2023 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2024 under “Part I—Item 2. MD&A—Supervision and Regulation.”

63	Capital One Financial Corporation (COF)

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

64	Capital One Financial Corporation (COF)

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
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties, actual or perceived;
•our ability to invest successfully in and introduce digital and other technological developments across all our businesses;

65	Capital One Financial Corporation (COF)

•a downgrade in our credit ratings;
•our ability to manage risks from catastrophic events;
•compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties;
•our ability to protect our intellectual property; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

66	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in millions, except as noted)	2024	2023	2024	2023
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$3,882	$3,908	$8,009	$7,956
Discover integration expenses	(31)	—	(31)	—
FDIC special assessment	(8)	—	(50)	—
Adjusted operating expense (non-GAAP)	$3,843	$3,908	$7,928	$7,956

Total net revenue (loss) (U.S. GAAP)	$9,506	$9,012	$18,908	$17,915
Walmart program agreement termination contra revenue impact	27	—	27	—
Adjusted net revenue (non-GAAP)	$9,533	$9,012	$18,935	$17,915

Operating efficiency ratio (U.S. GAAP)	40.84%	43.36%	42.36%	44.41%
Impact of adjustments noted above	(53)	bps	—	bps	(49)	bps	—	bps
Adjusted operating efficiency ratio (non-GAAP)	40.31%	43.36%	41.87%	44.41%
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

67	Capital One Financial Corporation (COF)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except as noted)	2024	2023	2024	2023
Tangible Common Equity (Average):
Stockholders’ equity	$58,107	$55,357	$58,052	$55,066
Goodwill and other intangible assets(1)	(15,249)	(15,187)	(15,265)	(15,086)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)	(4,845)
Tangible common equity	$38,013	$35,325	$37,942	$35,135
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$531	$1,351	$1,731	$2,238
Tangible common equity (Average)	38,013	35,325	37,942	35,135
Return on tangible common equity(2)	5.59%	15.30%	9.12%	12.74%
Tangible Assets (Average):
Total assets	$477,285	$466,652	$476,140	$464,459
Goodwill and other intangible assets(1)	(15,249)	(15,187)	(15,265)	(15,086)
Tangible assets	$462,036	$451,465	$460,875	$449,373
Return on Tangible Assets (Average):
Net income	$597	$1,431	$1,877	$2,391
Tangible assets (Average)	462,036	451,465	460,875	449,373
Return on tangible assets(3)	0.52%	1.27%	0.81%	1.06%

(Dollars in millions, except as noted)	June 30, 2024	June 30, 2023	December 31, 2023
Tangible Common Equity (Period-End):
Stockholders’ equity	$57,981	$54,559	$58,089
Goodwill and other intangible assets(1)	(15,226)	(15,356)	(15,289)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$37,910	$34,358	$37,955
Tangible Assets (Period-End):
Total assets	$480,018	$467,800	$478,464
Goodwill and other intangible assets(1)	(15,226)	(15,356)	(15,289)
Tangible assets	$464,792	$452,444	$463,175
Tangible Book Value per Common Share:
Tangible common equity (period-end)	$37,910	$34,358	$37,955
Outstanding Common Shares	381.9	381.4	380.4
Tangible book value per common share	$99.28	$90.07	$99.78
TCE Ratio
Tangible common equity (Period-end)	$37,910	$34,358	$37,955
Tangible Assets (Period-end)	464,792	452,444	463,175
TCE Ratio(4)	8.2%	7.6%	8.2%
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
(4)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

68	Capital One Financial Corporation (COF)

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

69	Capital One Financial Corporation (COF)

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

70	Capital One Financial Corporation (COF)

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
Merger Agreement: Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover, Capital One and Merger Sub.
Merger: The merger of Merger Sub with and into Discover, with Discover as the surviving entity, pursuant to the Merger Agreement.
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

71	Capital One Financial Corporation (COF)

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
This Report: Quarterly Report on Form 10-Q for the period ended June, 30 2024.
Transaction: On February 19, 2024, we entered into the Merger Agreement to acquire Discover in an all-stock transaction.
Unfunded lending commitments: Legally binding agreements to provide a defined level of financing until a specified future date.
U.S. GAAP: Accounting principles generally accepted in the United States of America. Accounting rules and conventions defining acceptable practices in preparing financial statements in the U.S.
U.S. Real Gross Domestic Product (“GDP”): An inflation-adjusted measure that reflects the value of all goods and services produced by an economy in a given year.

72	Capital One Financial Corporation (COF)

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

73	Capital One Financial Corporation (COF)

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
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product
Ginnie Mae: Government National Mortgage Association
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise

74	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

75	Capital One Financial Corporation (COF)

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2024	2023	2024	2023
Interest income:
Loans, including loans held for sale	$9,993	$9,057	$19,913	$17,780
Investment securities	700	639	1,387	1,254
Other	587	470	1,157	886
Total interest income	11,280	10,166	22,457	19,920
Interest expense:
Deposits	2,874	2,277	5,686	4,133
Securitized debt obligations	258	236	519	447
Senior and subordinated notes	591	528	1,197	1,017
Other borrowings	11	12	21	24
Total interest expense	3,734	3,053	7,423	5,621
Net interest income	7,546	7,113	15,034	14,299
Provision for credit losses	3,909	2,490	6,592	5,285
Net interest income after provision for credit losses	3,637	4,623	8,442	9,014
Non-interest income:
Interchange fees, net	1,249	1,213	2,394	2,352
Service charges and other customer-related fees	459	411	921	790
Other	252	275	559	474
Total non-interest income	1,960	1,899	3,874	3,616
Non-interest expense:
Salaries and associate benefits	2,200	2,317	4,678	4,744
Occupancy and equipment	551	506	1,105	1,014
Marketing	1,064	886	2,074	1,783
Professional services	316	290	578	614
Communications and data processing	355	344	706	694
Amortization of intangibles	19	22	38	36
Other	441	429	904	854
Total non-interest expense	4,946	4,794	10,083	9,739
Income from continuing operations before income taxes	651	1,728	2,233	2,891
Income tax provision	54	297	356	500
Net income	597	1,431	1,877	2,391
Dividends and undistributed earnings allocated to participating securities	(9)	(23)	(32)	(39)
Preferred stock dividends	(57)	(57)	(114)	(114)
Net income available to common stockholders	$531	$1,351	$1,731	$2,238
Basic earnings per common share:
Net income per basic common share	$1.39	$3.53	$4.52	$5.85
Diluted earnings per common share:
Net income per diluted common share	$1.38	$3.52	$4.51	$5.83

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$597	$1,431	$1,877	$2,391
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(184)	(888)	(1,028)	74
Net unrealized gains (losses) on hedging relationships	18	(424)	(392)	(23)
Foreign currency translation adjustments	(1)	34	(14)	47
Other	0	0	1	0
Other comprehensive income (loss), net of tax	(167)	(1,278)	(1,433)	98
Comprehensive income	$430	$153	$444	$2,489

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,298	$4,903
Interest-bearing deposits and other short-term investments	40,116	38,394
Total cash and cash equivalents	45,414	43,297
Restricted cash for securitization investors	2,415	458
Securities available for sale (amortized cost of $89.6 billion and $88.1 billion and allowance for credit losses of $3 million and $4 million as of June 30, 2024 and December 31, 2023, respectively)	79,250	79,117
Loans held for investment:
Unsecuritized loans held for investment	289,124	289,229
Loans held in consolidated trusts	29,062	31,243
Total loans held for investment	318,186	320,472
Allowance for credit losses	(16,649)	(15,296)
Net loans held for investment	301,537	305,176
Loans held for sale ($394 million and $347 million carried at fair value as of June 30, 2024 and December 31, 2023, respectively)	808	854
Premises and equipment, net	4,396	4,375
Interest receivable	2,494	2,478
Goodwill	15,062	15,065
Other assets	28,642	27,644
Total assets	$480,018	$478,464

Liabilities:
Interest payable	$668	$649
Deposits:
Non-interest-bearing deposits	27,005	28,024
Interest-bearing deposits	324,437	320,389
Total deposits	351,442	348,413
Securitized debt obligations	17,291	18,043
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	715	538
Senior and subordinated notes	29,925	31,248
Other borrowings	25	27
Total other debt	30,665	31,813
Other liabilities	21,971	21,457
Total liabilities	422,037	420,375
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both June 30, 2024 and December 31, 2023)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 700,703,094 and 696,242,668 shares issued as of June 30, 2024 and December 31, 2023, respectively; 381,856,146 and 380,389,609 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	7	7
Additional paid-in capital, net	36,012	35,541
Retained earnings	62,211	60,945
Accumulated other comprehensive loss	(9,701)	(8,268)
Treasury stock, at cost (par value $0.01 per share; 318846948 and 315,853,059 shares as of June 30, 2024 and December 31, 2023, respectively)	(30,548)	(30,136)
Total stockholders’ equity	57,981	58,089
Total liabilities and stockholders’ equity	$480,018	$478,464

See Notes to Consolidated Financial Statements.
79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(1)						(25)			(25)
Comprehensive income (loss)						1,280	(1,266)		14
Dividends—common stock(2)			24,969	0	3	(238)			(235)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(249)	(249)
Issuances of common stock and restricted stock, net of forfeitures			3,470,983	0	80				80
Exercises of stock options			15,000	0	1				1
Compensation expense for restricted stock units					183				183
Balance as of March 31, 2024	4,975,000	$0	699,753,620	$7	$35,808	$61,905	$(9,534)	$(30,385)	$57,801
Comprehensive income (loss)						597	(167)		430
Dividends—common stock(2)			8,354	0	2	(234)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(163)	(163)
Issuances of common stock and restricted stock, net of forfeitures			941,120	0	95				95
Compensation expense for restricted stock units					107				107
Balance as of June 30, 2024	4,975,000	$0	700,703,094	$7	$36,012	$62,211	$(9,701)	$(30,548)	$57,981

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(3)						48			48
Comprehensive income						960	1,376		2,336
Dividends—common stock(2)			26,635	0	3	(237)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(246)	(246)
Issuances of common stock and restricted stock, net of forfeitures			2,972,149	0	76				76
Compensation expense for restricted stock units					148				148
Balance as of March 31, 2023	4,975,000	$0	693,333,206	$7	$34,952	$57,898	$(8,540)	$(29,664)	$54,653
Cumulative effects of accounting standards adoption(4)						(11)			(11)
Comprehensive income (loss)						1,431	(1,278)		153
Dividends—common stock(2)			4,745	0	1	(233)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(157)	(157)
Issuances of common stock and restricted stock, net of forfeitures			989,004	0	88				88
Compensation expense for restricted stock units					122				122
Balance as of June 30, 2023	4,975,000	$0	694,326,955	$7	$35,163	$59,028	$(9,818)	$(29,821)	$54,559
________

See Notes to Consolidated Financial Statements.
80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(1)Impact from the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.
(2)We declared dividends per share on our common stock of $0.60 in the second quarter of 2024 and 2023, and $1.20 in the first six months of 2024 and 2023.
(3)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.
(4)We have equity method investments in certain non-public entities which adopted ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) as of January 1, 2023. The impact to retained earnings was recorded in the second quarter of 2023, on a one quarter lag consistent with our standard operating procedures for equity method investments.

See Notes to Consolidated Financial Statements.
81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Operating activities:
Income from continuing operations, net of tax	$1,877	$2,391
Net income	1,877	2,391
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	6,592	5,285
Depreciation and amortization, net	1,617	1,576
Deferred tax provision (benefit)	(353)	(400)
Loss (gain) on sales of loans	27	(3)
Stock-based compensation expense	298	277
Other	31	(48)
Loans held for sale:
Originations and purchases	(2,068)	(3,339)
Proceeds from sales and paydowns	1,997	2,975
Changes in operating assets and liabilities:
Changes in interest receivable	(16)	(178)
Changes in other assets	(444)	(55)
Changes in interest payable	19	110
Changes in other liabilities	(324)	(2,245)
Net cash from operating activities	9,253	6,346
Investing activities:
Securities available for sale:
Purchases	(6,859)	(5,947)
Proceeds from paydowns and maturities	5,347	4,282
Loans:
Net changes in loans originated as held for investment	(4,683)	(2,749)
Principal recoveries of loans previously charged off	1,374	1,133
Changes in premises and equipment	(536)	(441)
Net cash used in acquisition activities	0	(2,785)
Net cash used in other investing activities	(500)	(652)
Net cash used in investing activities	$(5,857)	$(7,159)

See Notes to Consolidated Financial Statements.
82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Financing activities:
Deposits and borrowings:
Changes in deposits	$3,050	$10,743
Issuance of securitized debt obligations	0	2,444
Maturities and paydowns of securitized debt obligations	(812)	(1,551)
Issuance of senior and subordinated notes	1,993	5,727
Maturities and paydowns of senior and subordinated notes	(2,911)	(4,886)
Changes in other borrowings	175	(53)
Common stock:
Net proceeds from issuances	175	164
Dividends paid	(467)	(466)
Preferred stock:
Dividends paid	(114)	(114)
Purchases of treasury stock	(412)	(403)
Proceeds from share-based payment activities	1	0
Net cash from financing activities	678	11,605
Changes in cash, cash equivalents and restricted cash for securitization investors	4,074	10,792
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,755	31,256
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$47,829	$42,048
Supplemental cash flow information:
Interest paid	$6,485	$6,324
Income tax paid	226	631

See Notes to Consolidated Financial Statements.
83	Capital One Financial Corporation (COF)

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
As of June 30, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
Newly Adopted Accounting Standards During the Six Months Ended June 30, 2024

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

84	Capital One Financial Corporation (COF)

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
For the three and six months ended June 30, 2024, we have incurred $31 million of integration expenses related to the agreement to acquire Discover, which are included in Operating Expense in our Consolidated Statements of Income.

85	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of June 30, 2024 and December 31, 2023, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of June 30, 2024 and December 31, 2023. Accrued interest receivable of $245 million and $227 million as of June 30, 2024 and December 31, 2023, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	June 30, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,053	$0	$2	$(26)	$6,029
RMBS:
Agency	71,516	0	56	(9,756)	61,816
Non-agency	589	(3)	78	(6)	658
Total RMBS	72,105	(3)	134	(9,762)	62,474
Agency CMBS	8,853	0	22	(675)	8,200
Other securities(1)	2,543	0	4	0	2,547
Total investment securities available for sale	$89,554	$(3)	$162	$(10,463)	$79,250

	December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,330	$0	$1	$(49)	$5,282
RMBS:
Agency	71,294	0	104	(8,450)	62,948
Non-agency	610	(4)	89	(5)	690
Total RMBS	71,904	(4)	193	(8,455)	63,638
Agency CMBS	8,961	0	14	(652)	8,323
Other securities(1)	1,868	0	6	0	1,874
Total investment securities available for sale	$88,063	$(4)	$214	$(9,156)	$79,117
__________
(1)Includes $2.1 billion and $1.4 billion of asset-backed securities (“ABS”) as of June 30, 2024 and December 31, 2023, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

86	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,329	$(3)	$2,014	$(23)	$3,343	$(26)
RMBS:
Agency	5,024	(42)	53,037	(9,714)	58,061	(9,756)
Non-agency	4	0	12	(1)	16	(1)
Total RMBS	5,028	(42)	53,049	(9,715)	58,077	(9,757)
Agency CMBS	632	(7)	6,262	(668)	6,894	(675)
Other securities	713	0	96	0	809	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$7,702	$(52)	$61,421	$(10,406)	$69,123	$(10,458)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$733	$0	$2,242	$(49)	$2,975	$(49)
RMBS:
Agency	3,511	(43)	53,987	(8,407)	57,498	(8,450)
Non-agency	1	0	13	(1)	14	(1)
Total RMBS	3,512	(43)	54,000	(8,408)	57,512	(8,451)
Agency CMBS	547	(7)	6,465	(645)	7,012	(652)
Other securities	276	0	4	0	280	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$5,068	$(50)	$62,711	$(9,102)	$67,779	$(9,152)
__________
(1)    Consists of approximately 2,790 and 2,740 securities in gross unrealized loss positions as of June 30, 2024 and December 31, 2023, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of June 30, 2024, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security.

87	Capital One Financial Corporation (COF)

Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2024
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$4,004	$1,128	$897	$0	$6,029
RMBS(1):
Agency	2	79	1,058	60,677	61,816
Non-agency	0	0	8	650	658
Total RMBS	2	79	1,066	61,327	62,474
Agency CMBS(1)	523	2,643	3,082	1,952	8,200
Other securities	277	2,250	20	0	2,547
Total securities available for sale	$4,806	$6,100	$5,065	$63,279	$79,250
Amortized cost of securities available for sale	$4,825	$6,277	$5,441	$73,011	$89,554
Weighted-average yield for securities available for sale	4.44%	4.19%	3.77%	3.18%	3.36%
__________
(1)As of June 30, 2024, the weighted-average expected maturities of RMBS and Agency CMBS were 7.9 years and 4.2 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for the three and six months ended June 30, 2024 and 2023.
Securities Pledged and Received
We pledged investment securities totaling $40.6 billion and $45.1 billion as of June 30, 2024 and December 31, 2023, respectively. These securities are primarily pledged to support our access to FHLB advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $6 million and $16 million as of June 30, 2024 and December 31, 2023, respectively, related to our derivative transactions.

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
Accrued interest receivable of $2.2 billion as of both June 30, 2024 and December 31, 2023, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2024 and December 31, 2023. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$140,978	$1,770	$1,350	$2,967	$6,087	$147,065
International card businesses	6,506	114	69	141	324	6,830

88	Capital One Financial Corporation (COF)

	June 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Total credit card	147,484	1,884	1,419	3,108	6,411	153,895
Consumer Banking:
Auto	69,615	2,873	1,462	435	4,770	74,385
Retail banking	1,243	22	4	9	35	1,278
Total consumer banking	70,858	2,895	1,466	444	4,805	75,663
Commercial Banking:
Commercial and multifamily real estate	32,643	21	5	163	189	32,832
Commercial and industrial	55,656	8	0	132	140	55,796
Total commercial banking	88,299	29	5	295	329	88,628
Total loans(1)	$306,641	$4,808	$2,890	$3,847	$11,545	$318,186
% of Total loans	96.37%	1.51%	0.91%	1.21%	3.63%	100.00%

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$140,860	$1,968	$1,471	$3,367	$6,806	$147,666
International card businesses	6,552	116	76	137	329	6,881
Total credit card	147,412	2,084	1,547	3,504	7,135	154,547
Consumer Banking:
Auto	68,768	3,268	1,555	484	5,307	74,075
Retail banking	1,329	15	3	15	33	1,362
Total consumer banking	70,097	3,283	1,558	499	5,340	75,437
Commercial Banking:
Commercial and multifamily real estate	34,325	0	14	107	121	34,446
Commercial and industrial	55,861	0	0	181	181	56,042
Total commercial banking	90,186	0	14	288	302	90,488
Total loans(1)	$307,695	$5,367	$3,119	$4,291	$12,777	$320,472
% of Total loans	96.01%	1.68%	0.97%	1.34%	3.99%	100.00%
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.3 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively.

89	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of June 30, 2024 and December 31, 2023. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2024			December 31, 2023
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$2,967	N/A	$0	$3,367	N/A	$0
International card businesses	135	$10	0	132	$9	0
Total credit card	3,102	10	0	3,499	9	0
Consumer Banking:
Auto	0	658	0	0	712	0
Retail banking	0	36	20	0	46	19
Total consumer banking	0	694	20	0	758	19
Commercial Banking:
Commercial and multifamily real estate	0	422	321	0	425	335
Commercial and industrial	46	872	424	55	336	193
Total commercial banking	46	1,294	745	55	761	528
Total	$3,148	$1,998	$765	$3,554	$1,528	$547
% of Total loans held for investment	0.99%	0.63%	0.24%	1.11%	0.48%	0.17%
__________
(1)We recognized interest income for loans classified as nonperforming of $6 million and $31 million for the three and six months ended June 30, 2024, respectively, and $5 million and $17 million for the three and six months ended June 30, 2023, respectively.

90	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of June 30, 2024 and December 31, 2023.
Table 4.3: Credit Card Delinquency Status

	June 30, 2024			December 31, 2023
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$140,576	$402	$140,978	$140,521	$339	$140,860
30-59 days	1,743	27	1,770	1,940	28	1,968
60-89 days	1,333	17	1,350	1,454	17	1,471
Greater than 90 days	2,940	27	2,967	3,339	28	3,367
Total domestic credit card	146,592	473	147,065	147,254	412	147,666

International card businesses:
Current	6,470	36	6,506	6,521	31	6,552
30-59 days	109	5	114	112	4	116
60-89 days	66	3	69	72	4	76
Greater than 90 days	136	5	141	132	5	137
Total international card businesses	6,781	49	6,830	6,837	44	6,881
Total credit card	$153,373	$522	$153,895	$154,091	$456	$154,547

91	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of June 30, 2024 and December 31, 2023. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.4: Consumer Banking Portfolio by Vintage Year

	June 30, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$8,444	$10,154	$10,305	$7,455	$2,227	$823	$39,408	$0	$0	$39,408
621-660	2,848	4,175	3,639	2,625	974	452	14,713	0	0	14,713
620 or below	3,912	5,785	4,548	3,362	1,729	928	20,264	0	0	20,264
Total auto	15,204	20,114	18,492	13,442	4,930	2,203	74,385	0	0	74,385

Retail banking—Delinquency status:
Current	85	80	94	55	57	513	884	355	4	1,243
30-59 days	0	0	0	0	0	14	14	8	0	22
60-89 days	0	0	0	0	0	1	1	3	0	4
Greater than 90 days	1	0	0	0	1	4	6	2	1	9
Total retail banking	86	80	94	55	58	532	905	368	5	1,278
Total consumer banking	$15,290	$20,194	$18,586	$13,497	$4,988	$2,735	$75,290	$368	$5	$75,663

92	Capital One Financial Corporation (COF)

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$12,219	$12,593	$9,505	$3,124	$1,213	$309	$38,963	$0	$0	$38,963
621-660	4,863	4,432	3,346	1,337	592	192	14,762	0	0	14,762
620 or below	6,647	5,539	4,283	2,349	1,131	401	20,350	0	0	20,350
Total auto	23,729	22,564	17,134	6,810	2,936	902	74,075	0	0	74,075

Retail banking—Delinquency status:
Current	98	157	57	65	117	468	962	363	4	1,329
30-59 days	1	0	1	1	0	1	4	11	0	15
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	0	8	8	6	1	15
Total retail banking	99	157	58	66	117	478	975	382	5	1,362
Total consumer banking	$23,828	$22,721	$17,192	$6,876	$3,053	$1,380	$75,050	$382	$5	$75,437
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

93	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of June 30, 2024 and December 31, 2023. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.5: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,134	$2,511	$3,821	$2,245	$914	$4,974	$15,599	$12,499	$25	$28,123
Criticized performing	72	60	1,555	713	217	1,351	3,968	221	98	4,287
Criticized nonperforming	12	10	25	106	0	261	414	8	0	422
Total commercial and multifamily real estate	1,218	2,581	5,401	3,064	1,131	6,586	19,981	12,728	123	32,832
Commercial and industrial
Noncriticized	2,674	6,610	10,576	6,008	3,018	7,547	36,433	15,082	57	51,572
Criticized performing	30	92	750	747	173	576	2,368	941	43	3,352
Criticized nonperforming	31	75	121	23	181	168	599	273	0	872
Total commercial and industrial	2,735	6,777	11,447	6,778	3,372	8,291	39,400	16,296	100	55,796
Total commercial banking	$3,953	$9,358	$16,848	$9,842	$4,503	$14,877	$59,381	$29,024	$223	$88,628

94	Capital One Financial Corporation (COF)

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,068	$4,665	$2,773	$1,019	$2,104	$3,670	$17,299	$12,565	$25	$29,889
Criticized performing	148	1,494	706	284	463	904	3,999	133	0	4,132
Criticized nonperforming	65	26	124	0	47	163	425	0	0	425
Total commercial and multifamily real estate	3,281	6,185	3,603	1,303	2,614	4,737	21,723	12,698	25	34,446
Commercial and industrial
Noncriticized	6,909	11,935	6,994	3,566	2,359	5,117	36,880	14,822	167	51,869
Criticized performing	353	706	655	237	348	349	2,648	1,189	0	3,837
Criticized nonperforming	13	53	30	18	123	68	305	31	0	336
Total commercial and industrial	7,275	12,694	7,679	3,821	2,830	5,534	39,833	16,042	167	56,042
Total commercial banking	$10,556	$18,879	$11,282	$5,124	$5,444	$10,271	$61,556	$28,740	$192	$90,488
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

95	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three and six months ended June 30, 2024 and 2023.
Table 4.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$178	$57	$235	—	—	—	—	—	—	$235
Term extension	—	—	—	$5	—	$5	$214	$188	$402	407
Principal balance reduction	—	—	—	8	—	8	—	15	15	23
Interest rate reduction and term extension	5	—	5	195	—	195	—	6	6	206
Other(1)	—	—	—	2	$1	3	53	115	168	171
Total loans modified	$183	$57	$240	$210	$1	$211	$267	$324	$591	$1,042
% of total class of receivables	0.12%	0.83%	0.16%	0.28%	0.08%	0.28%	0.81%	0.58%	0.67%	0.33%

	Six Months Ended June 30, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$361	$86	$447	—	—	—	—	—	—	$447
Term extension	—	—	—	$10	$2	$12	$373	$327	$700	712
Principal balance reduction	—	—	—	14	—	14	—	16	16	30
Interest rate reduction and term extension	8	—	8	410	—	410	26	6	32	450
Other(1)	—	—	—	2	1	3	142	115	257	260
Total loans modified	$369	$86	$455	$436	$3	$439	$541	$464	$1,005	$1,899
% of total class of receivables	0.25%	1.26%	0.30%	0.59%	0.21%	0.58%	1.65%	0.83%	1.14%	0.60%

	Three Months Ended June 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$154	$40	$194	—	—	—	—	—	—	$194
Term extension	—	—	—	$41	$1	$42	$147	$172	$319	361
Principal balance reduction	—	—	—	7	—	7	64	—	64	71
Interest rate reduction and term extension	—	—	—	173	—	173	—	—	—	173
Other(1)	—	—	—	1	—	1	54	21	75	76
Total loans modified	$154	$40	$194	$222	$1	$223	$265	$193	$458	$875
% of total class of receivables	0.11%	0.61%	0.14%	0.29%	0.08%	0.29%	0.74%	0.35%	0.50%	0.28%

96	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$285	$61	$346	—	—	—	—	—	—	$346
Term extension	—	—	—	$77	$3	$80	$246	$237	$483	563
Principal balance reduction	—	—	—	12	—	12	64	—	64	76
Principal balance reduction and term extension	—	—	—	—	—	—	—	17	17	17
Interest rate reduction and term extension	—	—	—	330	—	330	—	—	—	330
Other(1)	—	—	—	2	—	2	54	146	200	202
Total loans modified	$285	$61	$346	$421	$3	$424	$364	$400	$764	$1,534
% of total class of receivables	0.21%	0.94%	0.24%	0.55%	0.21%	0.55%	1.01%	0.72%	0.83%	0.49%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
Table 4.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2024
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.13%	27.08%	8.89%	3.48%	—%	1.50%
Payment delay duration (in months)	12	—	6	36	9	15
Principal balance reduction	—	—	—	—	—	$1

	Six Months Ended June 30, 2024
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.06%	26.62%	8.75%	3.48%	0.79%	1.50%
Payment delay duration (in months)	12	—	6	11	7	14
Principal balance reduction	—	—	—	—	—	$15

	Three Months Ended June 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.06%	27.99%	8.82%	2.00%	—%	—%
Payment delay duration (in months)	—	—	6	20	16	4
Principal balance reduction	—	—	—	—	$20	—

	Six Months Ended June 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.04%	26.90%	8.78%	2.00%	—%	—%
Payment delay duration (in months)	—	—	6	15	16	6
Principal balance reduction	—	—	—	—	$23	—

97	Capital One Financial Corporation (COF)

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
For the interim reporting period ended June 30, 2024, the delinquency status as of this date is shown in the table below for FDMs entered into over the preceding twelve month period. For the interim reporting period ended June 30, 2023, the delinquency status as of this date is shown in the table below for FDMs entered into during the first six months of 2023.
Table 4.8 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	June 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$438	$61	$45	$102	$208	$646
International card businesses	61	11	11	34	56	117
Total credit card	499	72	56	136	264	763
Consumer Banking:
Auto	564	105	68	24	197	761
Retail banking	8	0	0	1	1	9
Total consumer banking	572	105	68	25	198	770
Commercial Banking:
Commercial and multifamily real estate	622	19	0	0	19	641
Commercial and industrial	863	7	0	72	79	942
Total commercial banking	1,485	26	0	72	98	1,583
Total	$2,556	$203	$124	$233	$560	$3,116

98	Capital One Financial Corporation (COF)

	June 30, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$160	$42	$27	$56	$125	$285
International card businesses	24	6	6	25	37	61
Total credit card	184	48	33	81	162	346
Consumer Banking:
Auto	337	49	26	9	84	421
Retail banking	3	0	0	0	0	3
Total consumer banking	340	49	26	9	84	424
Commercial Banking:
Commercial and multifamily real estate	339	0	0	25	25	364
Commercial and industrial	275	0	13	112	125	400
Total commercial banking	614	0	13	137	150	764
Total	$1,138	$97	$72	$227	$396	$1,534
__________
(1)Commitments to lend additional funds on FDMs totaled $193 million and $48 million as of June 30, 2024 and 2023, respectively.
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

99	Capital One Financial Corporation (COF)

The following table presents FDMs that entered subsequent default for the three and six months ended June 30, 2024 and 2023.
Table 4.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$53	$0	$1	$0	$54
International card businesses	18	0	0	0	18
Total credit card	71	0	1	0	72
Consumer Banking:
Auto	0	2	116	0	118
Retail banking	0	1	0	0	1
Total consumer banking	0	3	116	0	119
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	0
Commercial and industrial	0	58	0	255	313
Total commercial banking	0	58	0	255	313
Total	$71	$61	$117	$255	$504

	Six Months Ended June 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$127	$0	$2	$0	$129
International card businesses	35	0	0	0	35
Total credit card	162	0	2	0	164
Consumer Banking:
Auto	0	5	219	0	224
Retail banking	0	1	0	0	1
Total consumer banking	0	6	219	0	225
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	0
Commercial and industrial	0	125	0	255	380
Total commercial banking	0	125	0	255	380
Total	$162	$131	$221	$255	$769

100	Capital One Financial Corporation (COF)

	Three Months and Six Months Ended June 30, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$37	$0	$0	$37
International card businesses	4	0	0	4
Total credit card	41	0	0	41
Consumer Banking:
Auto	0	3	51	54
Total consumer banking	0	3	51	54
Total	$41	$3	$51	$95
Loans Pledged
We pledged loan collateral of $7.3 billion and $7.4 billion to secure a portion of our FHLB borrowing capacity of $36.9 billion and $32.1 billion as of June 30, 2024 and December 31, 2023, respectively. We also pledged loan collateral of $83.3 billion and $78.3 billion to secure our Federal Reserve Discount Window borrowing capacity of $41.1 billion and $41.4 billion as of June 30, 2024 and December 31, 2023, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2024, we converted $205 million and $321 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and six months ended June 30, 2023, we converted $159 million and $342 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

101	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2024 and 2023. Our allowance for credit losses increased by $1.4 billion to $16.6 billion as of June 30, 2024 from December 31, 2023.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2024	$11,754	$2,088	$1,538	$15,380
Charge-offs	(2,686)	(636)	(39)	(3,361)
Recoveries(1)	428	283	6	717
Net charge-offs	(2,258)	(353)	(33)	(2,644)
Provision for credit losses	3,545	330	39	3,914
Allowance build (release) for credit losses(2)	1,287	(23)	6	1,270
Other changes(3)	(1)	0	0	(1)
Balance as of June 30, 2024	13,040	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of March 31, 2024	0	0	134	134
Provision (benefit) for losses on unfunded lending commitments	0	0	(5)	(5)
Balance as of June 30, 2024	0	0	129	129
Combined allowance and reserve as of June 30, 2024	$13,040	$2,065	$1,673	$16,778

102	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(5,260)	(1,296)	(78)	(6,634)
Recoveries(1)	795	563	16	1,374
Net charge-offs	(4,465)	(733)	(62)	(5,260)
Provision for credit losses	5,804	756	61	6,621
Allowance build (release) for credit losses(2)	1,339	23	(1)	1,361
Other changes(3)	(8)	0	0	(8)
Balance as of June 30, 2024	13,040	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(29)	(29)
Balance as of June 30, 2024	0	0	129	129
Combined allowance and reserve as of June 30, 2024	$13,040	$2,065	$1,673	$16,778

	Three Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2023	$10,410	$2,205	$1,703	$14,318
Charge-offs	(1,868)	(526)	(378)	(2,772)
Recoveries(1)	340	247	0	587
Net charge-offs	(1,528)	(279)	(378)	(2,185)
Provision for credit losses	2,084	259	160	2,503
Allowance build (release) for credit losses	556	(20)	(218)	318
Other changes(3)	10	0	0	10
Balance as of June 30, 2023	10,976	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of March 31, 2023	0	0	211	211
Provision (benefit) for losses on unfunded lending commitments	0	0	(14)	(14)
Balance as of June 30, 2023	0	0	197	197
Combined allowance and reserve as of June 30, 2023	$10,976	$2,185	$1,682	$14,843

103	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(4)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(3,556)	(1,057)	(402)	(5,015)
Recoveries(1)	659	471	3	1,133
Net charge-offs	(2,897)	(586)	(399)	(3,882)
Provision for credit losses	4,345	534	426	5,305
Allowance build (release) for credit losses	1,448	(52)	27	1,423
Other changes(3)	46	0	0	46
Balance as of June 30, 2023	10,976	2,185	1,485	14,646
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(21)	(21)
Balance as of June 30, 2023	0	0	197	197
Combined allowance and reserve as of June 30, 2023	$10,976	$2,185	$1,682	$14,843
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)The Walmart Program Termination resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.
(3)Primarily represents foreign currency translation adjustments in the three and six months ended June 30, 2024 and the three months ended June 30, 2023 and the initial allowance for purchased credit-deteriorated (“PCD”) loans in the six months ended June 30, 2023. The initial allowance of PCD loans was $0 million and $32 million for the six months ended June 30, 2024 and 2023, respectively.
(4)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.
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

104	Capital One Financial Corporation (COF)

The table below presents gross charge-offs for loans held for investment by vintage year during the six months ended June 30, 2024.
Table 5.2: Gross Charge-Offs by Vintage Year

	Six Months Ended June 30, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$4,951	$57	$5,008
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	245	7	252
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	5,196	64	5,260
Consumer Banking
Auto	$18	$293	$420	$309	$126	$91	$1,257	0	0	1,257
Retail banking	0	0	0	0	0	2	2	37	0	39
Total consumer banking	18	293	420	309	126	93	1,259	37	0	1,296
Commercial Banking
Commercial and multifamily real estate	0	0	4	0	0	38	42	0	0	42
Commercial and industrial	0	0	19	5	8	4	36	0	0	36
Total commercial banking	0	0	23	5	8	42	78	0	0	78
Total	$18	$293	$443	$314	$134	$135	$1,337	$5,233	$64	$6,634

105	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2024 and 2023.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Estimated reimbursements from partners, beginning of period	$2,075	$1,841
Amounts due from partners for charged off loans	(253)	(231)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	(612)	298
Estimated reimbursements from partners, end of period	$1,210	$1,908

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Estimated reimbursements from partners, beginning of period	$2,014	$1,558
Amounts due from partners for charged off loans	(577)	(432)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	(227)	782
Estimated reimbursements from partners, end of period	$1,210	$1,908

106	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2024 and December 31, 2023. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$26,334	$14,696	$0	$0	$0
Auto loan securitizations	3,966	3,210	0	0	0
Total securitization-related VIEs	30,300	17,906	0	0	0
Other VIEs:(3)
Affordable housing entities	356	75	5,603	1,995	5,603
Entities that provide capital to low-income and rural communities	2,745	10	0	0	0
Other(4)	0	0	400	8	400
Total other VIEs	3,101	85	6,003	2,003	6,003
Total VIEs	$33,401	$17,991	$6,003	$2,003	$6,003

107	Capital One Financial Corporation (COF)

	December 31, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$25,474	$14,692	$0	$0	$0
Auto loan securitizations	5,019	4,021	0	0	0
Total securitization-related VIEs	30,493	18,713	0	0	0
Other VIEs:(3)
Affordable housing entities	297	23	5,726	2,085	5,726
Entities that provide capital to low-income and rural communities	2,498	10	0	0	0
Other(4)	0	0	449	0	449
Total other VIEs	2,795	33	6,175	2,085	6,175
Total VIEs	$33,288	$18,746	$6,175	$2,085	$6,175
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which in turn holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.7 billion of assets and $1.0 billion of liabilities as of June 30, 2024, and $2.6 billion of assets and $989 million of liabilities as of December 31, 2023.
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

108	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of June 30, 2024 and December 31, 2023.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
June 30, 2024:
Securities held by third-party investors	$14,087	$3,204
Receivables in the trusts	25,265	3,797
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2023:
Securities held by third-party investors	$14,029	$4,014
Receivables in the trusts	26,404	4,839
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2024 and 2023, we recognized amortization of $356 million and $345 million, respectively, and tax credits of $414 million and $434 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.4 billion and $5.5 billion as of June 30, 2024 and December 31, 2023, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.2 billion and $2.3 billion as of June 30, 2024 and December 31, 2023, respectively, and is largely expected to be paid from 2024 to 2027.

109	Capital One Financial Corporation (COF)

For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.6 billion and $5.7 billion as of June 30, 2024 and December 31, 2023, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.7 billion as of both June 30, 2024 and December 31, 2023.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could be potentially significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.7 billion and $2.5 billion as of June 30, 2024 and December 31, 2023, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $400 million and $449 million as of June 30, 2024 and December 31, 2023, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

110	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of June 30, 2024 and December 31, 2023. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	June 30, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,062	N/A	$15,062
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(130)	239
Other(1)	134	(102)	32
Total other intangible assets	503	(232)	271
Total goodwill and other intangible assets	$15,565	$(232)	$15,333
Commercial MSRs(2)	$657	$(290)	$367

	December 31, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,065	N/A	$15,065
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(96)	273
Other(1)	171	(134)	37
Total other intangible assets	540	(230)	310
Total goodwill and other intangible assets	$15,605	$(230)	$15,375
Commercial MSRs(2)	$653	$(263)	$390
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $19 million and $38 million for the three and six months ended June 30, 2024, respectively, and $22 million and $36 million for the three and six months ended June 30, 2023, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of June 30, 2024 and December 31, 2023.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2023	$5,366	$4,645	$5,054	$15,065
Other adjustments(1)	(3)	0	0	(3)
Balance as of June 30, 2024	$5,363	$4,645	$5,054	$15,062
__________
(1)Primarily represents foreign currency translation adjustments.

111	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2024 and December 31, 2023. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2024	December 31, 2023
Deposits:
Non-interest-bearing deposits	$27,005	$28,024
Interest-bearing deposits(1)	324,437	320,389
Total deposits	$351,442	$348,413
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$715	$538
Total short-term borrowings	$715	$538

	June 30, 2024				December 31, 2023
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2024-2028	0.55% - 6.14%	2.97%	$17,291	$18,043
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2024-2035	1.65 - 7.62	4.70	26,221	27,168
Floating unsecured senior debt	—	—	—	0	349
Total unsecured senior debt			4.70	26,221	27,517
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,704	3,731
Total senior and subordinated notes				29,925	31,248
Other long-term borrowings	2024-2031	1.20 - 9.91	6.53	25	27
Total long-term debt				$47,241	$49,318
Total short-term borrowings and long-term debt				$47,956	$49,856
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of June 30, 2024, the total time deposit amount with some portion in excess of the insured amount was $14.5 billion and the portion of total time deposits estimated to be uninsured was $9.3 billion. As of December 31, 2023, the total time deposit amount with some portion in excess of the insured amount was $15.8 billion and the portion of total time deposits estimated to be uninsured was $9.0 billion.
(2)Includes $469 million and $1.3 billion of Euro (“EUR”) denominated unsecured notes as of June 30, 2024 and December 31, 2023, respectively.

112	Capital One Financial Corporation (COF)

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

113	Capital One Financial Corporation (COF)

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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting agreements, where applicable, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. We exchange collateral in two primary forms: variation margin, which accounts for changes in market value due to daily market movements, and initial margin, which offsets the potential future exposure of a derivative. We exchange variation margin and initial margin on our cleared derivatives. For uncleared bilateral derivatives executed after September 1, 2021 and in scope for initial margin, we exchange variation margin and initial margin.
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

114	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2024 and December 31, 2023, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$65,916	$11	$101	$68,987	$18	$26
Cash flow hedges	86,050	141	100	70,350	216	23
Total interest rate contracts	151,966	152	201	139,337	234	49
Foreign exchange contracts:
Fair value hedges	536	0	106	1,380	0	113
Cash flow hedges	2,519	5	12	2,488	0	66
Net investment hedges	4,875	35	25	4,870	1	89
Total foreign exchange contracts	7,930	40	143	8,738	1	268
Total derivatives designated as accounting hedges	159,896	192	344	148,075	235	317
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	101,533	1,154	1,382	103,489	1,188	1,382
Commodity contracts	35,200	1,022	993	33,495	1,161	1,147
Foreign exchange and other contracts	5,769	46	34	5,153	50	47
Total customer accommodation	142,502	2,222	2,409	142,137	2,399	2,576
Other interest rate exposures(2)	1,143	20	12	872	21	31
Other contracts	2,963	22	8	2,955	20	8
Total derivatives not designated as accounting hedges	146,608	2,264	2,429	145,964	2,440	2,615
Total derivatives	$306,504	$2,456	$2,773	$294,039	$2,675	$2,932
Less: netting adjustment(3)		(1,034)	(371)		(1,005)	(597)
Total derivative assets/liabilities		$1,422	$2,402		$1,670	$2,335
__________
(1)Does not reflect $3 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2024 and December 31, 2023, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

115	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2024 and December 31, 2023.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2024			December 31, 2023
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$6,058	$(51)	$91	$6,108	$(8)	$126
Interest-bearing deposits	(14,291)	310	0	(17,374)	277	0
Securitized debt obligations	(13,432)	453	0	(13,375)	503	0
Senior and subordinated notes	(29,925)	1,355	(294)	(30,899)	971	(372)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $1.8 billion and $2.2 billion as of June 30, 2024 and December 31, 2023, respectively. The amount of the designated hedged items was $1.3 billion and $1.5 billion as of June 30, 2024 and December 31, 2023, respectively. The cumulative basis adjustments associated with these hedges was $3 million and $33 million as of June 30, 2024 and December 31, 2023, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2024 and December 31, 2023. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

116	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of June 30, 2024
Derivative assets(1)	$2,456	$(236)	$(798)	$1,422	$(9)	$1,413
As of December 31, 2023
Derivative assets(1)	2,675	(433)	(572)	1,670	(22)	1,648

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of June 30, 2024
Derivative liabilities(1)	$2,773	$(236)	$(135)	$2,402	$(24)	$2,378
Repurchase agreements(2)	715	0	0	715	(715)	0
As of December 31, 2023
Derivative liabilities(1)	2,932	(433)	(164)	2,335	(13)	2,322
Repurchase agreements(2)	538	0	0	538	(538)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.1 billion and $858 million as of June 30, 2024 and December 31, 2023, respectively. We also received securities from derivative counterparties with a fair value of approximately $6 million and $16 million as of June 30, 2024 and December 31, 2023, respectively, which we have the ability to re-pledge. We posted $1.6 billion and $1.7 billion of cash collateral as of June 30, 2024 and December 31, 2023, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $729 million and $549 million as of June 30, 2024 and December 31, 2023, respectively, primarily consisting of agency RMBS securities.

117	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2024 and 2023.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$700	$9,993	$587	$(2,874)	$(258)	$(591)	$252
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$41	$0	$0	$(97)	$(119)	$(256)	$0
Gains (losses) recognized on derivatives	(14)	0	0	37	70	48	(8)
Gains (losses) recognized on hedged items(1)	(3)	0	0	(38)	(70)	(10)	8
Excluded component of fair value hedges(2)	0	0	0	0	0	8	0
Net income (expense) recognized on fair value hedges	$24	$0	$0	$(98)	$(119)	$(210)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(313)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(313)	$3	$0	$0	$0	$0

118	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,387	$19,913	$1,157	$(5,686)	$(519)	$(1,197)	$559
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$86	$0	$0	$(204)	$(237)	$(523)	$0
Gains (losses) recognized on derivatives	7	0	0	(34)	51	(268)	(39)
Gains (losses) recognized on hedged items(1)	(42)	0	0	33	(51)	346	39
Excluded component of fair value hedges(2)	0	0	0	0	0	7	0
Net income (expense) recognized on fair value hedges	$51	$0	$0	$(205)	$(237)	$(438)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(622)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	5	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(622)	$5	$0	$0	$0	$0

119	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$639	$9,057	$470	$(2,277)	$(236)	$(528)	$275
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$38	$0	$0	$(96)	$(101)	$(259)	$0
Gains (losses) recognized on derivatives	29	0	0	(224)	(162)	(389)	8
Gains (losses) recognized on hedged items(1)	(47)	0	0	223	162	430	(8)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$20	$0	$0	$(97)	$(101)	$(218)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(297)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(297)	$3	$0	$0	$0	$0

120	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,254	$17,780	$886	$(4,133)	$(447)	$(1,017)	$474
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$71	$0	$0	$(174)	$(185)	$(479)	$0
Gains (losses) recognized on derivatives	(20)	0	0	(46)	(14)	(2)	25
Gains (losses) recognized on hedged items(1)	(16)	0	0	43	13	75	(25)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$35	$0	$0	$(177)	$(186)	$(407)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(559)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	6	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(559)	$6	$0	$0	$0	$0
_________
(1)Includes amortization benefit of $18 million and $41 million for the three and six months ended June 30, 2024, respectively, and amortization benefit of $21 million and $36 million for the three and six months ended June 30, 2023, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $19 million and gain of $55 million for the three and six months ended June 30, 2024, respectively, and loss of $22 million and $30 million for the three and six months ended June 30, 2023, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $814 million recorded in AOCI as of June 30, 2024 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.7 years as of June 30, 2024. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

121	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2024 and 2023. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$10	$11	$17	$19
Commodity contracts	4	9	8	17
Foreign exchange and other contracts	6	5	12	8
Total customer accommodation	20	25	37	44
Other interest rate exposures	90	66	158	118
Other contracts	(9)	(12)	(20)	(17)
Total	$101	$79	$175	$145

122	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of June 30, 2024 and December 31, 2023.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2024	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2024	December 31, 2023
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2024 and 2023.
Table 10.2: AOCI

	Three Months Ended June 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2024	$(7,613)	$(1,903)	$13	$(31)	$(9,534)
Other comprehensive income (loss) before reclassifications	(184)	(225)	(1)	0	(410)
Amounts reclassified from AOCI into earnings	0	243	0	0	243
Other comprehensive income (loss), net of tax	(184)	18	(1)	0	(167)
AOCI as of June 30, 2024	$(7,797)	$(1,885)	$12	$(31)	$(9,701)

123	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
Other comprehensive income (loss) before reclassifications	(1,028)	(812)	(14)	1	(1,853)
Amounts reclassified from AOCI into earnings	0	420	0	0	420
Other comprehensive income (loss), net of tax	(1,028)	(392)	(14)	1	(1,433)
AOCI as of June 30, 2024	$(7,797)	$(1,885)	$12	$(31)	$(9,701)

	Three Months Ended June 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2023	$(6,714)	$(1,781)	$(7)	$(38)	$(8,540)
Other comprehensive income (loss) before reclassifications	(888)	(664)	34	0	(1,518)
Amounts reclassified from AOCI into earnings	0	240	0	0	240
Other comprehensive income (loss), net of tax	(888)	(424)	34	0	(1,278)
AOCI as of June 30, 2023	$(7,602)	$(2,205)	$27	$(38)	$(9,818)

	Six Months Ended June 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	74	(466)	47	0	(345)
Amounts reclassified from AOCI into earnings	0	443	0	0	443
Other comprehensive income (loss), net of tax	74	(23)	47	0	98
AOCI as of June 30, 2023	$(7,602)	$(2,205)	$27	$(38)	$(9,818)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $13 million and $62 million for the three and six months ended June 30, 2024, respectively, and other comprehensive losses of $78 million and $116 million for the three and six months ended June 30, 2023, respectively, from hedging instruments designated as net investment hedges.

124	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2024 and 2023.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2024	2023	2024	2023
Securities available for sale:
	Non-interest income (expense)	$0	$0	$0	$0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	0	0
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(313)	(297)	(622)	(559)
Foreign exchange contracts:	Interest income	3	3	5	6
	Interest expense	8	0	7	(1)
	Non-interest income (expense)	(19)	(22)	55	(30)
	Income (Loss) from continuing operations before income taxes	(321)	(316)	(555)	(584)
	Income tax provision (benefit)	(78)	(76)	(135)	(141)
	Net income (loss)	(243)	(240)	(420)	(443)
Other:
	Non-interest income and non-interest expense	0	0	0	0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	0	0
Total reclassifications		$(243)	$(240)	$(420)	$(443)

125	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2024 and 2023.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized losses on securities available for sale	$(244)	$(60)	$(184)	$(1,171)	$(283)	$(888)
Net unrealized gains (losses) on hedging relationships	24	6	18	(558)	(134)	(424)
Foreign currency translation adjustments(1)	3	4	(1)	9	(25)	34
Other	0	0	0	0	0	0
Other comprehensive loss	$(217)	$(50)	$(167)	$(1,720)	$(442)	$(1,278)

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(1,359)	$(331)	$(1,028)	$96	$22	$74
Net unrealized losses on hedging relationships	(518)	(126)	(392)	(30)	(7)	(23)
Foreign currency translation adjustments(1)	6	20	(14)	10	(37)	47
Other	1	0	1	0	0	0
Other comprehensive income (loss)	$(1,870)	$(437)	$(1,433)	$76	$(22)	$98
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

126	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2024	2023	2024	2023
Net income	$597	$1,431	$1,877	$2,391
Dividends and undistributed earnings allocated to participating securities	(9)	(23)	(32)	(39)
Preferred stock dividends	(57)	(57)	(114)	(114)
Net income available to common stockholders	$531	$1,351	$1,731	$2,238

Total weighted-average basic common shares outstanding	383.1	382.8	382.7	382.7
Effect of dilutive securities:(1)
Stock options	0.2	0.1	0.2	0.1
Other contingently issuable shares	0.6	0.8	0.8	1.0
Total effect of dilutive securities	0.8	0.9	1.0	1.1
Total weighted-average diluted common shares outstanding	383.9	383.7	383.7	383.8
Basic earnings per common share:
Net income per basic common share	$1.39	$3.53	$4.52	$5.85
Diluted earnings per common share:(1)
Net income per diluted common share	$1.38	$3.52	$4.51	$5.83
__________
(1)Excluded from the computation of diluted earnings per share were awards of 64 thousand shares and 20 thousand shares for the six months ended June 30, 2024 and June 30, 2023, respectively, because their inclusion would be anti-dilutive. There were no awards excluded from the computation of dilutive earning per share for the three months ended June 30, 2024 and June 30, 2023.

127	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Fair Value Measurement” in our 2023 Form 10-K.

128	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,029	$0	$0	$0	$6,029
RMBS	0	62,170	304	0	62,474
CMBS	0	8,198	2	0	8,200
Other securities	132	2,415	0	0	2,547
Total securities available for sale	6,161	72,783	306	0	79,250
Loans held for sale	0	394	0	0	394
Other assets:
Derivative assets(2)	616	931	909	(1,034)	1,422
Other(3)	644	0	34	0	678
Total assets	$7,421	$74,108	$1,249	$(1,034)	$81,744
Liabilities:
Other liabilities:
Derivative liabilities(2)	$511	$1,422	$840	$(371)	$2,402
Total liabilities	$511	$1,422	$840	$(371)	$2,402

	December 31, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,282	$0	$0	$0	$5,282
RMBS	0	63,492	146	0	63,638
CMBS	0	8,191	132	0	8,323
Other securities	126	1,748	0	0	1,874
Total securities available for sale	5,408	73,431	278	0	79,117
Loans held for sale	0	347	0	0	347
Other assets:
Derivative assets(2)	788	1,001	886	(1,005)	1,670
Other(3)	589	3	35	0	627
Total assets	$6,785	$74,782	$1,199	$(1,005)	$81,761
Liabilities:
Other liabilities:
Derivative liabilities(2)	$449	$1,655	$828	$(597)	$2,335
Total liabilities	$449	$1,655	$828	$(597)	$2,335
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $3 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2024 and December 31, 2023, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

129	Capital One Financial Corporation (COF)

(3)As of June 30, 2024 and December 31, 2023, other includes retained interests in securitizations of $34 million and $35 million, deferred compensation plan assets of $644 million and $578 million. As of December 31, 2023, other also included equity securities of $14 million (including unrealized gains of $5 million).
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(1)
(Dollars in millions)	Balance, April 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2024
Securities available for sale:(2)
RMBS	$309	$2	$(3)	$0	$0	$0	$(2)	$3	$(5)	$304	$2
CMBS	129	0	(1)	0	0	0	(2)	0	(124)	2	0
Total securities available for sale	438	2	(4)	0	0	0	(4)	3	(129)	306	2
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	54	(3)	0	0	0	2	16	0	0	69	0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2024
Securities available for sale:(2)
RMBS	$146	$4	$(3)	$0	$0	$0	$(5)	$185	$(23)	$304	$4
CMBS	132	0	(3)	0	0	0	(3)	0	(124)	2	0
Total securities available for sale	278	4	(6)	0	0	0	(8)	185	(147)	306	4
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	58	3	0	0	0	(3)	11	0	0	69	1

130	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(1)
(Dollars in millions)	Balance, April 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2023
Securities available for sale:(2)
RMBS	$247	$3	$(2)	$0	$0	$0	$(6)	$11	$(47)	$206	$2
CMBS	145	0	(11)	0	0	0	(1)	0	0	133	0
Total securities available for sale	392	3	(13)	0	0	0	(7)	11	(47)	339	2
Other assets:
Retained interests in securitizations	36	0	0	0	0	0	0	0	0	36	0
Net derivative assets (liabilities)(3)(4)	18	(13)	0	0	0	69	45	(55)	0	64	6

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2023
Securities available for sale:(2)
RMBS	$236	$4	$1	$0	$0	$0	$(11)	$45	$(69)	$206	$4
CMBS	142	0	(6)	0	0	0	(3)	0	0	133	0
Total securities available for sale	378	4	(5)	0	0	0	(14)	45	(69)	339	4
Other assets:
Retained interests in securitizations	36	0	0	0	0	0	0	0	0	36	0
Net derivative assets (liabilities)(3)(4)	5	(18)	0	0	0	173	57	(152)	(1)	64	51
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and six months ended June 30, 2024, included in OCI related to Level 3 securities available for sale still held as of June 30, 2024 were net unrealized losses of $2 million and $9 million. For the three and six months ended June 30, 2023, included in OCI related to Level 3 securities available for sale still held as of June 30, 2023 were net unrealized losses of $13 million and $5 million, respectively.
(3)Includes derivative assets and liabilities of $909 million and $840 million, respectively, as of June 30, 2024 and $1.2 billion and $1.1 billion, respectively, as of June 30, 2023.
(4)Transfers into Level 3 primarily consist of term Secured Overnight Financing Rate (“SOFR”)-indexed interest rate derivatives.

131	Capital One Financial Corporation (COF)

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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$304	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-13% 0-12% 0-6% 30-90%	6% 7% 1% 60%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	6-9%	8%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-70 8-9% 5-14% 1-2% 63-155%	N/A
Net derivative assets (liabilities)	69	Discounted cash flows	Swap rates	4-5%	4%

132	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$146	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-19% 0-12% 0-10% 30-80%	7% 7% 1% 61%
CMBS	132	Discounted cash flows (vendor pricing)	Yield	5-7%	5%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-69 9% 5-14% 2% 53-163%	N/A
Net derivative assets (liabilities)	58	Discounted cash flows	Swap rates	3-5%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2024 and December 31, 2023, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	June 30, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$514	$514
Loans held for sale	10	0	10
Other assets(1)	0	101	101
Total	$10	$615	$625

	December 31, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$545	$545
Loans held for sale	37	0	37
Other assets(1)	0	214	214
Total	$37	$759	$796
__________
(1)As of June 30, 2024, other assets includes investments accounted for under measurement alternative of $47 million and repossessed assets of $54 million. As of December 31, 2023, other assets included investments accounted for under measurement alternative of $46 million, repossessed assets of $45 million and long-lived assets held for sale and right-of-use assets totaling $123 million.

133	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 8% to 59%, with a weighted average of 23%, and from 0% to 100%, with a weighted average of 18%, as of June 30, 2024 and December 31, 2023, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2024 and 2023.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Loans held for investment	$(168)	$(275)
Loans held for sale	(10)	0
Other assets(1)	(66)	(45)
Total	$(244)	$(320)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Table 12.6: Fair Value of Financial Instruments

	June 30, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$45,414	$45,414	$5,298	$40,116	$0
Restricted cash for securitization investors	2,415	2,415	2,415	0	0
Net loans held for investment	301,537	306,948	0	0	306,948
Loans held for sale	414	426	0	426	0
Interest receivable	2,494	2,494	0	2,494	0
Other investments(1)	1,330	1,330	0	1,330	0
Financial liabilities:
Deposits with defined maturities	79,848	79,639	0	79,639	0
Securitized debt obligations	17,291	17,323	0	17,323	0
Senior and subordinated notes	29,925	30,705	0	30,705	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	715	715	0	715	0
Interest payable	668	668	0	668	0

134	Capital One Financial Corporation (COF)

	December 31, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,297	$43,297	$4,903	$38,394	$0
Restricted cash for securitization investors	458	458	458	0	0
Net loans held for investment	305,176	308,044	0	0	308,044
Loans held for sale	507	515	0	515	0
Interest receivable	2,478	2,478	0	2,478	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	83,014	82,990	0	82,990	0
Securitized debt obligations	18,043	18,067	0	18,067	0
Senior and subordinated notes	31,248	31,524	0	31,524	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	538	0	538	0
Interest payable	649	649	0	649	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

135	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2024 and 2023, selected balance sheet data as of June 30, 2024 and 2023, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

136	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,294	$2,025	$609	$(382)	$7,546
Non-interest income	1,506	172	271	11	1,960
Total net revenue (loss)(2)	6,800	2,197	880	(371)	9,506
Provision for credit losses	3,545	330	34	0	3,909
Non-interest expense	3,134	1,250	483	79	4,946
Income (loss) from continuing operations before income taxes	121	617	363	(450)	651
Income tax provision (benefit)	30	146	85	(207)	54
Income (loss) from continuing operations, net of tax	$91	$471	$278	$(243)	$597
Loans held for investment	$153,895	$75,663	$88,628	$0	$318,186
Deposits	0	305,422	29,210	16,810	351,442

	Six Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$10,566	$4,036	$1,208	$(776)	$15,034
Non-interest income	2,982	331	552	9	3,874
Total net revenue (loss)(2)	13,548	4,367	1,760	(767)	18,908
Provision for credit losses	5,804	756	32	0	6,592
Non-interest expense	6,363	2,496	998	226	10,083
Income (loss) from continuing operations before income taxes	1,381	1,115	730	(993)	2,233
Income tax provision (benefit)	329	263	172	(408)	356
Income (loss) from continuing operations, net of tax	$1,052	$852	$558	$(585)	$1,877
Loans held for investment	$153,895	$75,663	$88,628	$0	$318,186
Deposits	0	305,422	29,210	16,810	351,442

	Three Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$4,727	$2,269	$632	$(515)	$7,113
Non-interest income (loss)	1,499	149	257	(6)	1,899
Total net revenue (loss)(2)	6,226	2,418	889	(521)	9,012
Provision for credit losses	2,084	259	146	1	2,490
Non-interest expense	3,020	1,231	482	61	4,794
Income (loss) from continuing operations before income taxes	1,122	928	261	(583)	1,728
Income tax provision (benefit)	265	219	61	(248)	297
Income (loss) from continuing operations, net of tax	$857	$709	$200	$(335)	$1,431
Loans held for investment	$142,491	$77,280	$91,552	$0	$311,323
Deposits	0	286,174	36,793	20,738	343,705

137	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$9,384	$4,629	$1,280	$(994)	$14,299
Non-interest income	2,862	284	469	1	3,616
Total net revenue (loss)(2)	12,246	4,913	1,749	(993)	17,915
Provision for credit losses	4,345	534	405	1	5,285
Non-interest expense	6,058	2,514	1,012	155	9,739
Income (loss) from continuing operations before income taxes	1,843	1,865	332	(1,149)	2,891
Income tax provision (benefit)	437	440	78	(455)	500
Income (loss) from continuing operations, net of tax	$1,406	$1,425	$254	$(694)	$2,391
Loans held for investment	$142,491	$77,280	$91,552	$0	$311,323
Deposits	0	286,174	36,793	20,738	343,705

_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $649 million and $1.3 billion in the three and six months ended June 30, 2024, respectively, and $443 million and $848 million in the three and six months ended June 30, 2023, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2024 and 2023.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,116	$107	$26	$0	$1,249
Service charges and other customer-related fees	0	22	74	0	96
Other	83	38	2	0	123
Total contract revenue	1,199	167	102	0	1,468
Revenue from other sources	307	5	169	11	492
Total non-interest income	$1,506	$172	$271	$11	$1,960

138	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,136	$205	$53	$0	$2,394
Service charges and other customer-related fees	0	43	147	0	190
Other	204	65	5	0	274
Total contract revenue	2,340	313	205	0	2,858
Revenue from other sources	642	18	347	9	1,016
Total non-interest income	$2,982	$331	$552	$9	$3,874

	Three Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,111	$92	$10	$0	$1,213
Service charges and other customer-related fees	0	22	55	0	77
Other	91	27	8	0	126
Total contract revenue	1,202	141	73	0	1,416
Revenue (reduction) from other sources	297	8	184	(6)	483
Total non-interest income (loss)	$1,499	$149	$257	$(6)	$1,899

	Six Months Ended June 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$2,136	$178	$37	$1	$2,352
Service charges and other customer-related fees	0	43	95	(1)	137
Other	146	46	13	0	205
Total contract revenue	2,282	267	145	0	2,694
Revenue from other sources	580	17	324	1	922
Total non-interest income	$2,862	$284	$469	$1	$3,616

__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

139	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2024 and December 31, 2023. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Credit card lines	$412,030	$392,867	N/A	N/A
Other loan commitments(1)	45,823	46,951	$68	$99
Standby letters of credit and commercial letters of credit(2)	1,360	1,465	25	23
Total unfunded lending commitments	$459,213	$441,283	$93	$122
__________
(1)Includes $5.3 billion and $4.7 billion of advised lines of credit as of June 30, 2024 and December 31, 2023, respectively.
(2)These financial guarantees have expiration dates that range from 2024 to 2027 as of June 30, 2024.
Commercial Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $137 million as of both June 30, 2024 and December 31, 2023. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

140	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of June 30, 2024 are approximately $200 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
The monetary relief class action settled for $5.5 billion and was approved by the District Court in December 2019. The Second Circuit affirmed the settlement in March 2023, and it is final. Some of the merchants that opted out of the monetary relief class have brought cases, and some of those cases have settled and some remain pending. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds the portion of these settlements attributable to Visa-allocated transactions. Any settlement amounts based on MasterCard-allocated transactions that have not already been paid are reflected in our reserves. Visa and MasterCard reached a settlement with the injunctive relief class and filed a motion for preliminary approval, which was denied by the District Court in June 2024. The parties will continue to litigate unless a settlement is reached and approved.
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
Consumer class actions. We are named as a defendant in 5 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In August 2021, a trial court in Ontario dismissed with prejudice one of these putative class actions, and on January 31, 2024, the Court of Appeals of Ontario affirmed the trial court’s decision. The Plaintiffs have appealed to Canada’s Supreme Court. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec. The preliminary certification decision in British Columbia was appealed, with both sides contesting

141	Capital One Financial Corporation (COF)

portions of the ruling. On July 4, 2024, the British Columbia Court of Appeals denied both parties’ appeals. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This decision also has been appealed. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but currently remain at a preliminary stage.
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
Walmart Litigation
On April 7, 2023, Walmart filed a lawsuit in the Southern District of New York seeking a declaratory judgment that it had the contractual right to early termination of the credit card program agreement under which we were the exclusive issuer of Walmart’s private label and co-branded credit card program in the U.S. and shared in certain related economics. On May 21, 2024, our credit card program agreement with Walmart terminated. The program agreement included provisions for transition upon termination. Pursuant to the terms of the termination, Capital One will retain ownership and servicing of the existing credit card portfolio. Walmart and Capital One settled the litigation, which was dismissed by the court on June 20, 2024.
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
Savings Account Litigation
On July 10, 2023, Capital One was sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to Capital One’s introduction of a new savings account product with a higher interest rate than existing savings account products. Since the original suit, Capital One was also sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, Capital One filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024 and the court set a trial date in July 2025.
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
Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that they would be collecting the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In June 2024, the FDIC provided notification that the collection period will be extended an additional two

142	Capital One Financial Corporation (COF)

quarters beyond the initial eight quarterly collection periods at a lower annual rate. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023. In the first quarter of 2024, the FDIC announced an increase in their estimate of relevant DIF losses. We have recognized $339 million of operating expenses related to the special assessment as of June 30, 2024, which includes the impact of the FDIC’s updated estimate of DIF losses.
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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

144	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the second quarter of 2024. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
April	325,839	$142.25	325,839	$4,437
May	489,729	142.01	402,507	4,380
June	341,103	136.61	341,103	4,334
Total	1,156,671	137.59	1,069,449
(1) In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 87,222 shares withheld in May, to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
Frank G. LaPrade, our Chief Enterprise Services Officer and Chief of Staff to the CEO, entered into a pre-arranged stock trading plan on May 14, 2024. Mr. LaPrade’s plan provides for the associated sale of up to 15,751 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and February 13, 2025.
Kevin S. Borgmann, a Senior Advisor to the CEO, entered into a pre-arranged stock trading plan on April 29, 2024. Mr. Borgmann’s plan provides for the potential exercise of vested stock options and the associated sale of up to 61,532 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and November 12, 2024.
Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Capital One’s policies regarding transactions in its securities.

145	Capital One Financial Corporation (COF)

Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

146	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
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

10.1+*	Form of Restricted Stock Unit Award Agreement granted to our U.S. directors under the Amended and Restated 2004 Stock Incentive Plan.
10.2+*	Form of Restricted Stock Unit Award Agreement granted to our Non-US directors under the Amended and Restated 2004 Stock Incentive Plan.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

147	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: August 1, 2024	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

148	Capital One Financial Corporation (COF)