Form 10-Q
period 2024-09-30
CAPITAL ONE FINANCIAL CORP
filed 2024-10-31
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2024, there were 381,510,336 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K (“2023 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2024 included in this Report.

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
As of September 30, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the agreement to acquire Discover.
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
Walmart Program Agreement Termination
On May 21, 2024, our credit card program agreement with Walmart terminated (“Walmart Program Termination”). Pursuant to terms of the termination, Capital One retained ownership and servicing of the existing credit card portfolio of approximately $8.5 billion of loans. In the third quarter of 2024, the Company began converting eligible customers and integrating the accounts into Capital One branded card products, which may result in elevated operational and performance uncertainties as this portfolio converts to branded products.
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
The final rule, if it goes into effect as currently issued, would have a significant impact on our revenue, as well as potentially significant marketplace effects, including effects on competition, pricing, consumer behaviors, volumes, and credit. In response to the final rule, we have developed a number of mitigating actions and some of these mitigating actions have been implemented. Other actions may be implemented as a result of the final rule.
For more information on risks related to this rule, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2024 and 2023 and selected comparative balance sheet data as of September 30, 2024 and December 31, 2023. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2024	2023	Change	2024	2023	Change
Income statement
Net interest income	$8,076	$7,423	9%	$23,110	$21,722	6%
Non-interest income	1,938	1,943	—	5,812	5,559	5
Total net revenue	10,014	9,366	7	28,922	27,281	6
Provision for credit losses	2,482	2,284	9	9,074	7,569	20
Non-interest expense:
Marketing	1,113	972	15	3,187	2,755	16
Operating expense	4,201	3,888	8	12,210	11,844	3
Total non-interest expense	5,314	4,860	9	15,397	14,599	5
Income from continuing operations before income taxes	2,218	2,222	—	4,451	5,113	(13)
Income tax provision	441	432	2	797	932	(14)
Net income	1,777	1,790	(1)	3,654	4,181	(13)
Dividends and undistributed earnings allocated to participating securities	(28)	(28)	—	(60)	(67)	(10)
Preferred stock dividends	(57)	(57)	—	(171)	(171)	—
Net income available to common stockholders	$1,692	$1,705	(1)	$3,423	$3,943	(13)
Common share statistics
Basic earnings per common share:
Net income per basic common share	$4.42	$4.46	(1)%	$8.94	$10.31	(13)%
Diluted earnings per common share:
Net income per diluted common share	$4.41	$4.45	(1)%	$8.92	$10.28	(13)%
Weighted-average common shares outstanding (in millions):
Basic	383.0	382.5	—	382.8	382.7	—
Diluted	383.7	383.3	—	383.7	383.6	—
Common shares outstanding (period-end, in millions)	381.5	381.0	—	381.5	381.0	—
Dividends declared and paid per common share	$0.60	$0.60	—	$1.80	$1.80	—
Tangible book value per common share (period-end)(1)	112.36	87.97	28%	112.36	87.97	28%

6	Capital One Financial Corporation (COF)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2024	2023	Change	2024	2023	Change
Balance sheet (average balances)
Loans held for investment	$318,255	$312,759	2%	$315,927	$310,075	2%
Interest-earning assets	454,484	443,532	2	451,078	439,321	3
Total assets	481,219	469,860	2	477,816	466,279	2
Interest-bearing deposits	324,509	316,032	3	321,856	312,702	3
Total deposits	351,125	345,013	2	348,765	342,956	2
Borrowings	48,274	49,736	(3)	49,194	48,746	1
Common equity	56,443	50,166	13	54,293	50,202	8
Total stockholders’ equity	61,289	55,012	11	59,139	55,048	7
Selected performance metrics
Purchase volume	$166,203	$158,640	5%	$481,517	$458,235	5%
Total net revenue margin(2)	8.81%	8.45%	36bps	8.55%	8.28%	27bps
Net interest margin	7.11	6.69	42	6.83	6.59	24
Return on average assets(3)	1.48	1.52	(4)	1.02	1.20	(18)
Return on average tangible assets(4)	1.53	1.58	(5)	1.05	1.24	(19)
Return on average common equity(5)	11.99	13.59	(160)	8.41	10.47	(206)
Return on average tangible common equity(6)	16.42	19.59	(317)	11.69	15.01	(332)
Equity-to-assets ratio(7)	12.74	11.71	103	12.38	11.81	57
Efficiency ratio(8)	53.07	51.89	118	53.24	53.51	(27)
Operating efficiency ratio(9)	41.95	41.51	44	42.22	43.41	(119)
Adjusted operating efficiency ratio(10)	41.41	41.51	(10)	41.71	43.41	(170)
Effective income tax rate from continuing operations	19.9	19.4	50	17.9	18.2	(30)
Net charge-offs	$2,604	$1,999	30%	$7,864	$5,881	34%
Net charge-off rate	3.27%	2.56%	71bps	3.32%	2.53%	79bps

(Dollars in millions, except as noted)	September 30, 2024	December 31, 2023	Change
Balance sheet (period-end)
Loans held for investment	$320,243	$320,472	—
Interest-earning assets	458,189	449,701	2%
Total assets	486,433	478,464	2
Interest-bearing deposits	327,253	320,389	2
Total deposits	353,631	348,413	1
Borrowings	49,336	49,856	(1)
Common equity	58,080	53,244	9
Total stockholders’ equity	62,925	58,089	8
Credit quality metrics
Allowance for credit losses	$16,534	$15,296	8%
Allowance coverage ratio	5.16%	4.77%	39bps
30+ day performing delinquency rate	3.58	3.71	(13)
30+ day delinquency rate	3.89	3.99	(10)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2024	December 31, 2023	Change
Capital ratios
Common equity Tier 1 capital(11)	13.6%	12.9%	70bps
Tier 1 capital(11)	14.9	14.2	70
Total capital(11)	16.6	16.0	60
Tier 1 leverage(11)	11.6	11.2	40
Tangible common equity(12)	9.1	8.2	90
Supplementary leverage(11)	9.9	9.6	30
Other
Employees (period end, in thousands)	52.5	52.0	1%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $1.8 billion ($4.41 per diluted common share) on total net revenue of $10.0 billion and net income of $3.7 billion ($8.92 per diluted common share) on total net revenue of $28.9 billion for the third quarter and first nine months of 2024, respectively. In comparison, we reported net income of $1.8 billion ($4.45 per diluted common share) on total net revenue of $9.4 billion and net income of $4.2 billion ($10.28 per diluted common share) on total net revenue of $27.3 billion for the third quarter and first nine months of 2023, respectively.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 13.6% and 12.9% as of September 30, 2024 and December 31, 2023, respectively. See “Capital Management” for additional information.
In the third quarter of 2024, we declared and paid common stock dividends of $233 million and repurchased $150 million of shares of our common stock. During the first nine months of 2024, we declared and paid common stock dividends of $705 million and repurchased $403 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2024. These highlights are based on a comparison between the results of the third quarter and first nine months of 2024 and 2023, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of September 30, 2024 compared to December 31, 2023. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $13 million to $1.8 billion in the third quarter of 2024 compared to the third quarter of 2023 primarily driven by:
◦Higher provision for credit losses in the third quarter of 2024 primarily driven by higher net charge-offs, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by allowance releases compared to a net allowance build in the third quarter of 2023.
◦Higher non-interest expense primarily driven by growth in our Credit Card business and increased marketing spend.
These drivers were partially offset by:
◦Higher net-interest income primarily driven by higher average loan balances and margins in our credit card loan portfolio, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
Our net income decreased by $527 million to $3.7 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by:
◦Higher provision for credit losses in the first nine months of 2024 primarily driven by higher net charge-offs in Domestic Card, partially offset by a lower net allowance build.
◦Higher non-interest expense primarily driven by growth in our Credit Card business and increased marketing spend.
These drivers were partially offset by:
◦Higher net-interest income primarily driven by higher average loan balances and margins in our credit card loan portfolio, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination, partially offset by higher rates paid on interest-bearing deposits.
•Loans Held for Investment:

9	Capital One Financial Corporation (COF)

◦Period-end loans held for investment decreased by $229 million to $320.2 billion as of September 30, 2024 from December 31, 2023 primarily driven by customer payments outpacing originations in our commercial loan portfolio, partially offset by growth in our credit card and auto loan portfolios.
◦Average loans held for investment increased by $5.5 billion to $318.3 billion in the third quarter of 2024 compared to the third quarter of 2023 and increased by $5.9 billion to $315.9 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by growth in our credit card loan portfolio, partially offset by customer payments outpacing originations in our commercial loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 71 basis points (“bps”) to 3.27% in the third quarter of 2024 compared to the third quarter of 2023 and increased by 79 bps to 3.32% in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by higher net charge-offs in our credit card loan portfolio.
◦Our 30+ day delinquency rate decreased by 10 bps to 3.89% as of September 30, 2024 from December 31, 2023 primarily driven by lower delinquency inventories in our auto loan portfolio.
•Allowance for Credit Losses: Our allowance for credit losses increased by $1.2 billion to $16.5 billion and our allowance coverage ratio increased by 39 bps to 5.16% as of September 30, 2024 compared to December 31, 2023 primarily driven by an allowance build due to the Walmart Program Termination in the second quarter of 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2024 and 2023. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2024 and 2023 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$154,160	$7,578	19.66%	$144,053	$6,850	19.02%
Consumer banking	76,182	1,692	8.88	77,154	1,537	7.97
Commercial banking(3)	88,373	1,601	7.24	92,254	1,642	7.12
Other(4)	—	(324)	**	—	(333)	**
Total loans, including loans held for sale	318,715	10,547	13.24	313,461	9,696	12.37
Investment securities	90,644	733	3.24	87,845	627	2.86
Cash equivalents and other interest-earning assets	45,125	580	5.14	42,226	550	5.21
Total interest-earning assets	454,484	11,860	10.44	443,532	10,873	9.81
Cash and due from banks	3,815			3,580
Allowance for credit losses	(16,654)			(14,649)
Premises and equipment, net	4,414			4,380
Other assets	35,160			33,017
Total assets	$481,219			$469,860
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$324,509	$2,945	3.63%	$316,032	$2,611	3.30%
Securitized debt obligations	15,833	234	5.93	17,649	249	5.63
Senior and subordinated notes	32,041	596	7.43	31,522	579	7.36
Other borrowings and interest-bearing liabilities(5)	2,389	9	1.50	2,473	11	1.79
Total interest-bearing liabilities	374,772	3,784	4.04	367,676	3,450	3.75
Non-interest-bearing deposits	26,616			28,981
Other liabilities	18,542			18,191
Total liabilities	419,930			414,848
Stockholders’ equity	61,289			55,012
Total liabilities and stockholders’ equity	$481,219			$469,860
Net interest income/spread		$8,076	6.40		$7,423	6.05
Impact of non-interest-bearing funding			0.71			0.64
Net interest margin(6)			7.11%			6.69%

11	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$151,700	$21,733	19.10%	$139,196	$19,205	18.40%
Consumer banking	75,555	4,867	8.59	77,944	4,484	7.67
Commercial banking(3)	89,452	4,829	7.20	93,517	4,710	6.72
Other(4)	—	(969)	**	—	(923)	**
Total loans, including loans held for sale	316,707	30,460	12.82	310,657	27,476	11.79
Investment securities	89,580	2,120	3.16	89,259	1,881	2.81
Cash equivalents and other interest-earning assets	44,791	1,737	5.17	39,405	1,436	4.86
Total interest-earning assets	451,078	34,317	10.14	439,321	30,793	9.35
Cash and due from banks	3,775			3,876
Allowance for credit losses	(15,783)			(14,064)
Premises and equipment, net	4,396			4,366
Other assets	34,350			32,780
Total assets	$477,816			$466,279
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$321,856	$8,631	3.58%	$312,702	$6,744	2.88%
Securitized debt obligations	17,036	753	5.90	17,558	696	5.28
Senior and subordinated notes	31,744	1,793	7.53	30,611	1,596	6.95
Other borrowings and interest-bearing liabilities(5)	2,422	30	1.67	2,410	35	1.94
Total interest-bearing liabilities	373,058	11,207	4.01	363,281	9,071	3.33
Non-interest-bearing deposits	26,909			30,254
Other liabilities	18,710			17,696
Total liabilities	418,677			411,231
Stockholders’ equity	59,139			55,048
Total liabilities and stockholders’ equity	$477,816			$466,279
Net interest income/spread		$23,110	6.14		$21,722	6.02
Impact of non-interest-bearing funding			0.69			0.57
Net interest margin(6)			6.83%			6.59%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $626 million and $1.7 billion in the third quarter and first nine months of 2024, respectively, and $593 million and $1.6 billion in the third quarter and first nine months of 2023, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $59 million in the third quarter and first nine months of 2024, respectively, and $18 million and $55 million in the third quarter and first nine months of 2023, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

12	Capital One Financial Corporation (COF)

(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.0 billion and $2.0 billion in the third quarter and first nine months of 2024, respectively, and $1.9 billion and $1.8 billion in the third quarter and first nine months of 2023, respectively. Related interest expense was $7 million and $23 million for the third quarter and first nine months of 2024, respectively, and $8 million and $24 million for the third quarter and first nine months of 2023, respectively.
(6)     The Walmart Program Termination increased net interest margin by 22 bps and 11 bps in the third quarter and first nine months of 2024.
**    Not meaningful.
Net interest income increased by $653 million to $8.1 billion in the third quarter of 2024 compared to the third quarter of 2023 primarily driven by higher average loan balances and margins in our credit card loan portfolio, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination. Net interest income increased by $1.4 billion to $23.1 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by higher average loan balances and margins in our credit card loan portfolio, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination, partially offset by higher rates paid on interest-bearing deposits.
Net interest margin increased by 42 bps to 7.11% in the third quarter of 2024 compared to the third quarter of 2023 and increased by 24 bps to 6.83% in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by higher asset yields and growth in our credit card loan portfolio, partially offset by higher rates paid on interest-bearing deposits.
Our total company cumulative interest-bearing deposit beta was 62% as of June 30, 2024, prior to the Federal Reserve reducing the target federal funds rate during the third quarter of 2024, which marked the beginning of a new rate cycle.

13	Capital One Financial Corporation (COF)

Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$728	$491	$237	$2,528	$1,770	$758
Consumer banking	155	(19)	174	383	(137)	520
Commercial banking(2)	(41)	(69)	28	119	(205)	324
Other(3)	9	—	9	(46)	—	(46)
Total loans, including loans held for sale	851	403	448	2,984	1,428	1,556
Investment securities	106	20	86	239	7	232
Cash equivalents and other interest-earning assets	30	37	(7)	301	204	97
Total interest income	987	460	527	3,524	1,639	1,885
Interest expense:
Interest-bearing deposits	334	71	263	1,887	202	1,685
Securitized debt obligations	(15)	(26)	11	57	(21)	78
Senior and subordinated notes	17	10	7	197	61	136
Other borrowings and liabilities	(2)	—	(2)	(5)	—	(5)
Total interest expense	334	55	279	2,136	242	1,894
Net interest income	$653	$405	$248	$1,388	$1,397	$(9)
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

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2024 and 2023.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Interchange fees, net	$1,228	$1,234	$3,622	$3,586
Service charges and other customer-related fees	501	453	1,422	1,243
Net securities gains (losses)	(35)	—	(35)	—
Other(1)(2)	244	256	803	730
Total non-interest income	$1,938	$1,943	$5,812	$5,559
________
(1)Primarily consists of revenue from Capital One Shopping, treasury and other investment income, our credit card partnership agreements and commercial mortgage banking revenue.
(2)Includes gains of $36 million and $89 million on deferred compensation plan investments in the third quarter and first nine months of 2024, respectively, and losses of $13 million and gains of $36 million on deferred compensation plan investments in the third quarter and first nine months of 2023, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income remained substantially flat at $1.9 billion in the third quarter of 2024 compared to the third quarter of 2023. Non-interest income increased by $253 million to $5.8 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by growth in our Credit Card business and higher capital markets activity in our Commercial Banking business.

15	Capital One Financial Corporation (COF)

Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $198 million to $2.5 billion in the third quarter of 2024 primarily driven by higher net charge-offs, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by an allowance release compared to an allowance build in the third quarter of 2023. Our provision for credit losses increased by $1.5 billion to $9.1 billion in the first nine months of 2024 primarily driven by higher net charge-offs in Domestic Card, partially offset by a lower net allowance build.
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

16	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2024 and 2023.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Operating Expense:
Salaries and associate benefits(1)	$2,391	$2,274	$7,069	$7,018
Occupancy and equipment	587	518	1,692	1,532
Professional services	402	295	980	909
Communications and data processing	358	344	1,064	1,038
Amortization of intangibles	20	24	58	60
Other non-interest expense:
Bankcard, regulatory and other fee assessments	59	62	257	197
Collections	89	89	259	261
Other	295	282	831	829
Total other non-interest expense	443	433	1,347	1,287
Total operating expense	$4,201	$3,888	$12,210	$11,844
Marketing	1,113	972	3,187	2,755
Total non-interest expense	$5,314	$4,860	$15,397	$14,599
_________
(1)Includes expenses of $36 million and $89 million related to our deferred compensation plan investments for the third quarter and first nine months of 2024, respectively, and benefit of $13 million and expense of $36 million related to our deferred compensation plan investments for the third quarter and first nine months of 2023, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $454 million to $5.3 billion in the third quarter of 2024 compared to the third quarter of 2023 and increased by $798 million to $15.4 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by growth in our Credit Card business and increased marketing spend.
For the three and nine months ended September 30, 2024, we have incurred $63 million and $94 million of integration expenses related to the agreement to acquire Discover, which are included in Operating Expense in our Consolidated Statements of Income.

17	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax provision of $441 million (19.9% effective income tax rate) and $797 million (17.9% effective income tax rate) in the third quarter and first nine months of 2024, respectively, compared to an income tax provision of $432 million (19.4% effective income tax rate) and $932 million (18.2% effective income tax rate) in the third quarter and first nine months of 2023, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Income Taxes” in our 2023 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $8.0 billion to $486.4 billion as of September 30, 2024 from December 31, 2023 primarily driven by increases in our cash and securities available for sale balances, partially offset by an allowance build due to the Walmart Program Termination in the second quarter of 2024.
Total liabilities increased by $3.1 billion to $423.5 billion as of September 30, 2024 from December 31, 2023 primarily driven by deposit growth due to our national consumer banking strategy, partially offset by net maturities of our securitized debt obligations. Our national consumer banking strategy includes our national brand and marketing strategy, cafés, and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
Stockholders’ equity increased by $4.8 billion to $62.9 billion as of September 30, 2024 from December 31, 2023 primarily driven by net income of $3.7 billion.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2024. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of September 30, 2024 and December 31, 2023, respectively.
The fair value of our available for sale securities portfolio increased by $4.4 billion to $83.5 billion as of September 30, 2024 from December 31, 2023, primarily driven by net purchases and decreases in relevant benchmark interest rates. See “Part I—Item 1. Financial Statements—Note 3—Investment Securities” for more information.

18	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of September 30, 2024 and December 31, 2023.
Table 6: Loans Held for Investment

	September 30, 2024			December 31, 2023
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$156,651	$(12,989)	$143,662	$154,547	$(11,709)	$142,838
Consumer Banking	76,758	(2,015)	74,743	75,437	(2,042)	73,395
Commercial Banking	86,834	(1,530)	85,304	90,488	(1,545)	88,943
Total	$320,243	$(16,534)	$303,709	$320,472	$(15,296)	$305,176
Loans held for investment decreased by $229 million to $320.2 billion as of September 30, 2024 compared to December 31, 2023 primarily driven by customer payments outpacing originations in our commercial loan portfolio, partially offset by growth in our credit card and auto loan portfolios.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1. Financial Statements—Note 4—Loans.”
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
Table 7 provides the composition of our primary sources of funding as of September 30, 2024 and December 31, 2023.
Table 7: Funding Sources Composition

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$309,569	77%	$296,171	74%
Commercial Banking	30,598	8	32,712	8
Other(1)	13,464	3	19,530	5
Total deposits	353,631	88	348,413	87
Securitized debt obligations	15,881	4	18,043	5
Other debt	33,455	8	31,813	8
Total funding sources	$402,967	100%	$398,269	100%
__________
(1)Includes brokered deposits of $12.4 billion and $18.5 billion as of September 30, 2024 and December 31, 2023, respectively.
Total deposits increased by $5.2 billion to $353.6 billion as of September 30, 2024 from December 31, 2023 primarily driven by our national consumer banking strategy, partially offset by maturities in brokered deposits.
As of September 30, 2024 and December 31, 2023, we held $62.1 billion and $64.2 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 18% of our total deposits as of both September 30, 2024 and December 31, 2023. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (Federal Financial Institutions Examination Council (“FFIEC”) 031) filed with the Federal Banking Agencies, adjusted to exclude certain items not presented within deposits on our consolidated balance sheet, including intercompany balances and cash collateral received on certain derivative contracts.

19	Capital One Financial Corporation (COF)

Securitized debt obligations decreased by $2.2 billion to $15.9 billion as of September 30, 2024 from December 31, 2023 primarily driven by net maturities and paydowns in our securitization programs.
Other debt increased by $1.6 billion to $33.5 billion as of September 30, 2024 from December 31, 2023 primarily driven by net issuances of unsecured senior debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”

20	Capital One Financial Corporation (COF)

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

21	Capital One Financial Corporation (COF)

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the agreement to acquire Discover.
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
We summarize our business segment results for the third quarter and first nine months of 2024 and 2023 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2024 compared to December 31, 2023. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

22	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the third quarter and first nine months of 2024 and 2023.
Table 8: Business Segment Results

	Three Months Ended September 30,
	2024				2023
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$7,252	72%	$1,374	77%	$6,627	71%	$1,266	71%
Consumer Banking	2,210	22	403	23	2,275	24	611	34
Commercial Banking(3)	888	9	263	15	909	10	214	12
Other(3)	(336)	(3)	(263)	(15)	(445)	(5)	(301)	(17)
Total	$10,014	100%	$1,777	100%	$9,366	100%	$1,790	100%

	Nine Months Ended September 30,
	2024				2023
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$20,800	72%	$2,426	66%	$18,873	69%	$2,672	64%
Consumer Banking	6,577	23	1,255	34	7,188	26	2,036	49
Commercial Banking(3)	2,648	9	821	22	2,658	10	468	11
Other(3)	(1,103)	(4)	(848)	(22)	(1,438)	(5)	(995)	(24)
Total	$28,922	100%	$3,654	100%	$27,281	100%	$4,181	100%
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

23	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $1.4 billion and $2.4 billion in the third quarter and first nine months of 2024, respectively, and $1.3 billion and $2.7 billion in the third quarter and first nine months of 2023, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$5,743	$5,114	12%	$16,309	$14,498	12%
Non-interest income	1,509	1,513	—	4,491	4,375	3
Total net revenue(1)	7,252	6,627	9	20,800	18,873	10
Provision for credit losses	2,084	1,953	7	7,888	6,298	25
Non-interest expense	3,367	3,015	12	9,730	9,073	7
Income from continuing operations before income taxes	1,801	1,659	9	3,182	3,502	(9)
Income tax provision	427	393	9	756	830	(9)
Income from continuing operations, net of tax	$1,374	$1,266	9	$2,426	$2,672	(9)
Selected performance metrics:
Average loans held for investment	$153,972	$144,049	7	$151,371	$139,195	9
Average yield on loans(2)	19.66%	19.02%	64bps	19.10%	18.40%	70bps
Total net revenue margin(3)	18.82	18.40	42	18.28	18.08	20
Net charge-offs	$2,154	$1,592	35%	$6,619	$4,489	47%
Net charge-off rate	5.60%	4.42%	118bps	5.83%	4.30%	153bps
Purchase volume	$166,203	$158,640	5%	$481,517	$458,235	5%

(Dollars in millions, except as noted)	September 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$156,651	$154,547	1%
30+ day performing delinquency rate	4.53%	4.61%	(8)bps
30+ day delinquency rate	4.54	4.62	(8)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$12,989	$11,709	11%
Allowance coverage ratio	8.29%	7.58%	71bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $624 million and $1.9 billion in the third quarter and first nine months of 2024, respectively, compared to $449 million and $1.3 billion in the third quarter and first nine months of 2023, respectively, for finance charges and fees charged-off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023, and changes in financial condition and credit performance between September 30, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income increased by $629 million to $5.7 billion in the third quarter of 2024 and increased by $1.8 billion to $16.3 billion in the first nine months of 2024 primarily driven by higher average loan balances and margins, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
•Non-Interest Income: Non-interest income remained substantially flat at $1.5 billion in the third quarter of 2024 compared to the third quarter of 2023. Non-interest income increased by $116 million to $4.5 billion in the first nine months of 2024 due to growth in our Credit Card business.
•Provision for Credit Losses: Provision for credit losses increased by $131 million to $2.1 billion in the third quarter of 2024 driven by higher net charge-offs, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by an allowance release compared to an allowance build in the third quarter of 2023. Provision for credit losses increased by $1.6 billion to $7.9 billion in the first nine months of 2024 primarily driven by higher net charge-offs, partially offset by a lower allowance build.

•Non-Interest Expense: Non-interest expense increased by $352 million to $3.4 billion in the third quarter of 2024 and increased by $657 million to $9.7 billion in the first nine months of 2024 primarily driven by growth in our Credit Card business and increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.1 billion to $156.7 billion as of September 30, 2024 from December 31, 2023 primarily driven by growth across our portfolio.

•Average loans held for investment increased by $9.9 billion to $154.0 billion in the third quarter of 2024 compared to the third quarter of 2023 and increased by $12.2 billion to $151.4 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 118 bps to 5.60% in the third quarter of 2024 compared to the third quarter of 2023 and increased by 153 bps to 5.83% in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by higher principal charge-offs in our domestic credit card loan portfolio.

•The 30+ day delinquency rate decreased by 8 bps to 4.54% as of September 30, 2024 from December 31, 2023 primarily driven by higher ending loan balances.

25	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.3 billion and $2.3 billion in the third quarter and first nine months of 2024, respectively, and $1.2 billion and $2.6 billion in the third quarter and first nine months of 2023, respectively. In the third quarter and first nine months of 2024 and 2023, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$5,434	$4,827	13%	$15,407	$13,670	13%
Non-interest income	1,438	1,445	—	4,289	4,174	3
Total net revenue(1)	6,872	6,272	10	19,696	17,844	10
Provision for credit losses	1,997	1,861	7	7,589	6,030	26
Non-interest expense	3,149	2,810	12	9,120	8,462	8
Income from continuing operations before income taxes	1,726	1,601	8	2,987	3,352	(11)
Income tax provision	407	378	8	705	791	(11)
Income from continuing operations, net of tax	$1,319	$1,223	8	$2,282	$2,561	(11)
Selected performance metrics:
Average loans held for investment	$147,021	$137,500	7	$144,560	$132,889	9
Average yield on loans(2)	19.62%	18.96%	66bps	19.04%	18.31%	73bps
Total net revenue margin(3)(4)	18.67	18.24	43	18.12	17.90	22
Net charge-offs	$2,063	$1,512	36%	$6,356	$4,262	49%
Net charge-off rate(5)	5.61%	4.40%	121bps	5.86%	4.28%	158bps
Purchase volume	$162,281	$154,880	5%	$470,347	$447,374	5%

(Dollars in millions, except as noted)	September 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$149,400	$147,666	1%
30+ day performing delinquency rate	4.53%	4.61%	(8)bps
Allowance for credit losses	$12,494	$11,261	11%
Allowance coverage ratio(6)	8.36%	7.63%	73bps
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
(4)The Walmart Program Termination increased revenue margin by 51 bps and 21 bps in the third quarter and nine months ended September 30, 2024, respectively.
(5)The Walmart Program Termination increased the Domestic Card net charge-off rate by 38 bps and 19 bps in the third quarter and nine months ended September 30, 2024, respectively.
(6)The Walmart Program Termination resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the third quarter of 2024 compared to the third quarter of 2023 primarily driven by:

26	Capital One Financial Corporation (COF)

•Higher net interest income primarily driven by higher average loan balances and margins, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by growth in our Credit Card business and increased marketing spend.
•Higher provision for credit losses driven by higher net charge-offs, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by an allowance release compared to an allowance build in the third quarter of 2023.
Net income for our Domestic Card business decreased in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by:
•Higher provision for credit losses primarily driven by higher net charge-offs, partially offset by a lower allowance build.
•Higher non-interest expense primarily driven by growth in our Credit Card business and increased marketing spend.
These drivers were partially offset by:
•Higher net interest income primarily driven by higher average loan balances and margins, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Consumer Banking business generated net income from continuing operations of $403 million and $1.3 billion in the third quarter and first nine months of 2024, respectively, and $611 million and $2.0 billion in the third quarter and first nine months of 2023, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$2,028	$2,133	(5)%	$6,064	$6,762	(10)%
Non-interest income	182	142	28	513	426	20
Total net revenue	2,210	2,275	(3)	6,577	7,188	(9)
Provision for credit losses	351	213	65	1,107	747	48
Non-interest expense	1,331	1,262	5	3,827	3,776	1
Income from continuing operations before income taxes	528	800	(34)	1,643	2,665	(38)
Income tax provision	125	189	(34)	388	629	(38)
Income from continuing operations, net of tax	$403	$611	(34)	$1,255	$2,036	(38)

27	Capital One Financial Corporation (COF)

Selected performance metrics:
Average loans held for investment:
Auto	$74,920	$75,740	(1)	$74,264	$76,473	(3)
Retail banking	1,262	1,414	(11)	1,291	1,469	(12)
Total consumer banking	$76,182	$77,154	(1)	$75,555	$77,942	(3)
Average yield on loans held for investment(1)	8.88%	7.97%	91bps	8.59%	7.67%	92bps
Average deposits	$306,121	$287,457	6%	$300,475	$283,991	6%
Average deposits interest rate	3.33%	2.85%	48bps	3.23%	2.43%	80bps
Net charge-offs	$401	$349	15%	$1,134	$935	21%
Net charge-off rate	2.11%	1.81%	30bps	2.00%	1.60%	40bps
Auto loan originations	$9,158	$7,452	23%	$25,143	$20,823	21%

(Dollars in millions, except as noted)	September 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Auto	$75,505	$74,075	2%
Retail banking	1,253	1,362	(8)
Total consumer banking	$76,758	$75,437	2
30+ day performing delinquency rate	5.53%	6.25%	(72)bps
30+ day delinquency rate	6.31	7.08	(77)
Nonperforming loan rate	0.93	1.00	(7)
Nonperforming asset rate(2)	1.01	1.09	(8)
Allowance for credit losses	$2,015	$2,042	(1)%
Allowance coverage ratio	2.63%	2.71%	(8)bps
Deposits	$309,569	$296,171	5%
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
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023, and changes in financial condition and credit performance between September 30, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income decreased by $105 million to $2.0 billion in the third quarter of 2024 and decreased by $698 million to $6.1 billion in the first nine months of 2024 primarily driven by lower margins in our retail banking business, partially offset by higher deposits in our retail banking business.
•Non-Interest Income: Non-interest income increased by $40 million to $182 million in the third quarter of 2024 and increased by $87 million to $513 million in the first nine months of 2024 primarily driven by higher interchange revenue from an increase in debit card purchase volume and revenue earned from auto industry services.
•Provision for Credit Losses: Provision for credit losses increased by $138 million to $351 million in the third quarter of 2024 and increased by $360 million to $1.1 billion in the first nine months of 2024 primarily driven by higher net charge-offs and a smaller allowance release in our auto loan portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $1.3 billion in the third quarter of 2024 compared to the third quarter of 2023 and $3.8 billion in the first nine months of 2024 compared to the first nine months of 2023.

28	Capital One Financial Corporation (COF)

Loans Held for Investment:
•Period-end loans held for investment increased by $1.3 billion to $76.8 billion as of September 30, 2024 from December 31, 2023 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment decreased by $972 million to $76.2 billion in the third quarter of 2024 compared to the third quarter of 2023 and decreased by $2.4 billion to $75.6 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by the impact of lower auto originations in the second half of 2022 and throughout 2023.
Deposits:
•Period-end deposits increased by $13.4 billion to $309.6 billion as of September 30, 2024 from December 31, 2023 primarily driven by continued growth from our national consumer banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 30 bps to 2.11% in the third quarter of 2024 compared to the third quarter of 2023 and increased by 40 bps to 2.00% in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by higher net charge-offs in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 77 bps to 6.31% as of September 30, 2024 compared to December 31, 2023 primarily driven by lower auto delinquency inventories.
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
Our Commercial Banking business generated net income from continuing operations of $263 million and $821 million in the third quarter and first nine months of 2024, respectively, and $214 million and $468 million in the third quarter and first nine months of 2023, respectively.

29	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest income	$596	$621	(4)%	$1,804	$1,901	(5)%
Non-interest income	292	288	1	844	757	11
Total net revenue(1)	888	909	(2)	2,648	2,658	—
Provision for credit losses(2)	48	116	(59)	80	521	(85)
Non-interest expense	495	512	(3)	1,493	1,524	(2)
Income from continuing operations before income taxes	345	281	23	1,075	613	75
Income tax provision	82	67	22	254	145	75
Income from continuing operations, net of tax	$263	$214	23	$821	$468	75
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$32,416	$35,964	(10)	$33,505	$36,796	(9)
Commercial and industrial	55,685	55,592	—	55,496	56,142	(1)
Total commercial banking	$88,101	$91,556	(4)	$89,001	$92,938	(4)
Average yield on loans held for investment(1)(3)	7.25%	7.16%	9bps	7.21%	6.73%	48bps
Average deposits	$30,365	$37,279	(19)%	$31,004	$38,383	(19)%
Average deposits interest rate	2.55%	2.93%	(38)bps	2.58%	2.65%	(7)bps
Net charge-offs	$49	$58	(16)%	$111	$457	(76)%
Net charge-off rate	0.22%	0.25%	(3)bps	0.17%	0.66%	(49)bps

(Dollars in millions, except as noted)	September 30, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$32,199	$34,446	(7)%
Commercial and industrial	54,635	56,042	(3)
Total commercial banking	$86,834	$90,488	(4)
Nonperforming loan rate	1.55%	0.84%	71bps
Nonperforming asset rate(4)	1.55	0.84	71
Allowance for credit losses(2)	$1,530	$1,545	(1)%
Allowance coverage ratio	1.76%	1.71%	5bps
Deposits	$30,598	$32,712	(6)%
Loans serviced for others	53,162	52,341	2
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $142 million and $158 million as of September 30, 2024 and December 31, 2023, respectively.
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

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023, and changes in financial condition and credit performance between September 30, 2024 and December 31, 2023 include the following:
•Net Interest Income: Net interest income decreased by $25 million to $596 million in the third quarter of 2024 and decreased by $97 million to $1.8 billion in the first nine months of 2024 primarily driven by lower average loan balances.
•Non-Interest Income: Non-interest income remained substantially flat at $292 million in the third quarter of 2024 compared to the third quarter of 2023. Non-interest income increased by $87 million to $844 million in the first nine months of 2024 primarily driven by our capital markets business.
•Provision for Credit Losses: Provision for credit losses decreased by $68 million to $48 million in the third quarter of 2024 primarily driven by an allowance release compared to an allowance build in the third quarter of 2023. Provision for credit losses decreased by $441 million to $80 million in the first nine months of 2024 primarily driven by lower net charge-offs in our office real estate portfolio.
•Non-Interest Expense: Non-interest expense remained substantially flat at $495 million in the third quarter of 2024 compared to the third quarter of 2023 and at $1.5 billion in the first nine months of 2024 compared to the first nine months of 2023.
Loans Held for Investment:
•Period-end loans held for investment decreased by $3.7 billion to $86.8 billion as of September 30, 2024 from December 31, 2023 primarily driven by customer payments outpacing originations.
•Average loans held for investment decreased by $3.5 billion to $88.1 billion in the third quarter of 2024 and decreased by $3.9 billion to $89.0 billion in the first nine months of 2024 primarily driven by customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $2.1 billion to $30.6 billion as of September 30, 2024 from December 31, 2023 primarily driven by an intentional reduction in lower margin deposit balances.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate remained substantially flat at 0.22% in the third quarter of 2024. The net charge-off rate decreased by 49 bps to 0.17% in the first nine months of 2024 primarily driven by lower net charge-offs in our office real estate portfolio.
•The nonperforming loan rate increased by 71 bps to 1.55% as of September 30, 2024 compared to December 31, 2023 primarily driven by credit downgrades.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment securities portfolio, asset/liability management and oversight of our funds transfer pricing process. Other also includes:
•unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the agreement to acquire Discover;
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

31	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Selected income statement data:
Net interest loss	$(291)	$(445)	(35)%	$(1,067)	$(1,439)	(26)%
Non-interest income (loss)	(45)	—	**	(36)	1	**
Total net income(1)	(336)	(445)	(24)	(1,103)	(1,438)	(23)
Provision for credit losses	(1)	2	**	(1)	3	**
Non-interest expense	121	71	70	347	226	54
Loss from continuing operations before income taxes	(456)	(518)	(12)	(1,449)	(1,667)	(13)
Income tax benefit	(193)	(217)	(11)	(601)	(672)	(11)
Loss from continuing operations, net of tax	$(263)	$(301)	(13)	$(848)	$(995)	(15)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
** Not meaningful.
Loss from continuing operations decreased by $38 million to a loss of $263 million in the third quarter of 2024 compared to the third quarter of 2023 and decreased by $147 million to a loss of $848 million in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by higher treasury income.

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

32	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2024

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Disclosures Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	Requires entities to annually provide additional information in the income tax rate reconciliation and make additional disclosures about income taxes paid.	Effective beginning with our annual period ending on December 31, 2025, with early adoption permitted. Prospective application is required and retrospective application is also permitted.

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

34	Capital One Financial Corporation (COF)

Based on the Company’s 2023 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2023 through September 30, 2024 was 4.8%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework were 9.3%, 10.8% and 12.8%, respectively, for the period from October 1, 2023 through September 30, 2024.
Based on the Company’s 2024 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2024 through September 30, 2025 is 5.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025.
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
As of September 30, 2024 and December 31, 2023, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
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
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 75% of this amount as of January 1, 2024. The remaining $600 million will be phased in on January 1, 2025. As of September 30, 2024, the Company’s CET1 capital ratio, reflecting the

35	Capital One Financial Corporation (COF)

CECL Transition Rule, was 13.6% and would have been 13.4% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of September 30, 2024, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K.
Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of September 30, 2024 and December 31, 2023.
Table 13: Capital Ratios Under Basel III(1)(2)

	September 30, 2024			December 31, 2023
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.6%	4.5%	N/A	12.9%	4.5%	N/A
Tier 1 capital(4)	14.9	6.0	6.0%	14.2	6.0	6.0%
Total capital(5)	16.6	8.0	10.0	16.0	8.0	10.0
Tier 1 leverage(6)	11.6	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(7)	9.9	3.0	N/A	9.6	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	14.0	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(4)	14.0	6.0	8.0	13.1	6.0	8.0
Total capital(5)	15.6	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(6)	10.9	4.0	5.0	10.3	4.0	5.0
Supplementary leverage(7)	9.3	3.0	N/A	8.8	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of September 30, 2024 are preliminary and therefore subject to change until we file our September 30, 2024 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

36	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of September 30, 2024 and December 31, 2023.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2024	December 31, 2023
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$64,966	$62,710
Adjustments and deductions:
AOCI, net of tax(1)	58	27
Goodwill, net of related deferred tax liabilities	(14,816)	(14,811)
Other intangible and deferred tax assets, net of deferred tax liabilities	(252)	(311)
Common equity Tier 1 capital	49,956	47,615
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	54,801	52,460
Tier 2 capital instruments	1,612	1,936
Qualifying allowance for credit losses	4,738	4,728
Tier 2 capital	6,350	6,664
Total capital	$61,151	$59,124

Regulatory capital metrics
Risk-weighted assets	$368,199	$369,206
Adjusted average assets(2)	473,146	467,553
Total leverage exposure(3)	553,624	546,909
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
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the third quarter of 2024 and $403 million of shares of our common stock during the first nine months of 2024.
On August 28, 2024, the Federal Reserve confirmed and announced individual stress capital buffer requirements for all large banking institutions, including the Company. The Company’s final stress capital buffer requirement for the period beginning on October 1, 2024 through September 30, 2025 is 5.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025.
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

37	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first nine months of 2024, we declared and paid common stock dividends of $705 million, or $1.80 per share, and preferred stock dividends of $171 million. Pursuant to the terms of the Merger Agreement, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter until the Transaction is completed or the Merger Agreement is terminated.
The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2024.
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
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. For additional information related to capital distributions as a result of the capital plan resubmission, see “Capital Management—Capital Planning and Regulatory Stress Testing” in this Report.
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of September 30, 2024, funds available for dividend payments from the Bank were $9.2 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $150 million of shares of our common stock during the third quarter of 2024 and $403 million of shares of our common stock during the first nine months of 2024. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing,” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries” in our 2023 Form 10-K.

38	Capital One Financial Corporation (COF)

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

39	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

40	Capital One Financial Corporation (COF)

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
Portfolio and Geographic Composition of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $96 million and $854 million as of September 30, 2024 and December 31, 2023, respectively.
Table 16 presents the composition of our portfolio of loans held for investment by portfolio segment as of September 30, 2024 and December 31, 2023.
Table 16: Portfolio Composition of Loans Held for Investment

	September 30, 2024		December 31, 2023
(Dollars in millions)	Loans	% of Total	Loans	% of Total
Credit Card:
Domestic credit card	$149,400	46.6%	$147,666	46.1%
International card businesses	7,251	2.3	6,881	2.1
Total credit card	156,651	48.9	154,547	48.2
Consumer Banking:
Auto	75,505	23.6	74,075	23.1
Retail banking	1,253	0.4	1,362	0.5
Total consumer banking	76,758	24.0	75,437	23.6
Commercial Banking:
Commercial and multifamily real estate	32,199	10.0	34,446	10.7
Commercial and industrial	54,635	17.1	56,042	17.5
Total commercial banking	86,834	27.1	90,488	28.2
Total loans held for investment	$320,243	100.0%	$320,472	100.0%

41	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of September 30, 2024 and December 31, 2023.
Table 17: Credit Card Portfolio by Geographic Region

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$15,327	9.8%	$15,167	9.8%
Texas	12,879	8.2	12,318	8.0
Florida	11,481	7.3	11,148	7.2
New York	9,655	6.2	9,578	6.2
Pennsylvania	6,030	3.9	5,824	3.8
Illinois	5,710	3.6	5,581	3.6
Ohio	5,077	3.2	4,845	3.1
New Jersey	4,920	3.1	4,702	3.0
Georgia	4,789	3.1	4,606	3.0
North Carolina	4,283	2.7	4,088	2.6
Other	69,249	44.3	69,809	45.2
Total domestic credit card	149,400	95.4	147,666	95.5
International card businesses:
United Kingdom	4,109	2.6	3,639	2.4
Canada	3,142	2.0	3,242	2.1
Total international card businesses	7,251	4.6	6,881	4.5
Total credit card	$156,651	100.0%	$154,547	100.0%

42	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of September 30, 2024 and December 31, 2023.
Table 18: Consumer Banking Portfolio by Geographic Region

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,189	12.0%	$9,020	11.9%
California	8,747	11.4	8,747	11.6
Florida	6,742	8.8	6,488	8.6
Pennsylvania	3,342	4.4	3,215	4.3
Ohio	3,316	4.3	3,130	4.1
Illinois	3,066	4.0	2,988	4.0
Georgia	2,917	3.8	2,971	3.9
New Jersey	2,657	3.5	2,626	3.5
Other	35,529	46.2	34,890	46.3
Total auto	75,505	98.4	74,075	98.2

Retail banking:
New York	380	0.5	417	0.6
Texas	281	0.4	297	0.4
Louisiana	202	0.2	234	0.3
New Jersey	84	0.1	94	0.1
Maryland	73	0.1	81	0.1
Virginia	53	0.1	54	0.1
Other	180	0.2	185	0.2
Total retail banking	1,253	1.6	1,362	1.8
Total consumer banking	$76,758	100.0%	$75,437	100.0%

43	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of September 30, 2024 and December 31, 2023.
Table 19: Commercial Real Estate Portfolio by Region

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$12,597	39.1%	$13,931	40.5%
South	7,732	24.0	7,073	20.5
Pacific West	4,658	14.5	5,342	15.5
Mid-Atlantic	2,811	8.7	4,138	12.0
Mountain	2,248	7.0	1,910	5.5
Midwest	2,153	6.7	2,052	6.0
Total	$32,199	100.0%	$34,446	100.0%
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

44	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 20 summarizes our commercial loans held for investment portfolio by industry classification as of September 30, 2024 and December 31, 2023. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 20: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2024	December 31, 2023
Industry Classification:
Finance	32%	31%
Real Estate & Construction(1)	28	30
Government & Education	9	8
Health Care & Pharmaceuticals	6	6
Commercial Services	4	4
Technology, Telecommunications & Media	3	2
Oil, Gas & Pipelines	3	3
Other	15	16
Total	100%	100%
__________
(1)The funded balance for commercial office real estate held for investment totaled $2.0 billion, or 2.3% and $2.3 billion, or 2.5%, as of September 30, 2024 and December 31, 2023, respectively. Commercial office real estate exposure does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.

45	Capital One Financial Corporation (COF)

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
Table 21 provides details on the credit scores of our domestic credit card and auto loan portfolios as of September 30, 2024 and December 31, 2023.
Table 21: Credit Score Distribution

(Percentage of portfolio)	September 30, 2024	December 31, 2023
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	68%
660 or below	31	32
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	53%	53%
621 - 660	20	20
620 or below	27	27
Total	100%	100%
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

46	Capital One Financial Corporation (COF)

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
Table 22 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2024 and December 31, 2023.
Table 22: 30+ Day Delinquencies

	September 30, 2024				December 31, 2023
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,767	4.53%	$6,767	4.53%	$6,806	4.61%	$6,806	4.61%
International card businesses	329	4.53	337	4.65	321	4.67	329	4.77
Total credit card	7,096	4.53	7,104	4.54	7,127	4.61	7,135	4.62
Consumer Banking:
Auto	4,237	5.61	4,823	6.39	4,696	6.34	5,307	7.16
Retail banking	11	0.95	24	1.92	17	1.19	33	2.40
Total consumer banking	4,248	5.53	4,847	6.31	4,713	6.25	5,340	7.08
Commercial Banking:
Commercial and multifamily real estate	1	—	183	0.57	—	—	121	0.35
Commercial and industrial	131	0.24	315	0.58	55	0.10	181	0.32
Total commercial banking	132	0.15	498	0.57	55	0.06	302	0.33
Total	$11,476	3.58	$12,449	3.89	$11,895	3.71	$12,777	3.99
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

47	Capital One Financial Corporation (COF)

Table 23 presents our 30+ day delinquent loans held for investment, by aging and geography, as of September 30, 2024 and December 31, 2023.
Table 23: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,234	1.64%	$5,367	1.68%
60 – 89 days	3,072	0.96	3,119	0.97
> 90 days	4,143	1.29	4,291	1.34
Total	$12,449	3.89%	$12,777	3.99%
Geographic region:
Domestic	$12,112	3.78%	$12,448	3.89%
International	337	0.11	329	0.10
Total	$12,449	3.89%	$12,777	3.99%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

48	Capital One Financial Corporation (COF)

Table 24 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of September 30, 2024 and December 31, 2023. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 24: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,456	2.21%	$3,499	2.26%
Commercial banking	—	—	55	0.06
Total	$3,456	1.08	$3,554	1.11
Geographic region:
Domestic	$3,316	1.06%	$3,422	1.09%
International	140	1.93	132	1.91
Total	$3,456	1.08	$3,554	1.11
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

49	Capital One Financial Corporation (COF)

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
Table 25 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2024 and December 31, 2023. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 25: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$11	0.15%	$9	0.13%
Total credit card	11	0.01	9	0.01
Consumer Banking:
Auto	685	0.91	712	0.96
Retail banking	27	2.19	46	3.36
Total consumer banking	712	0.93	758	1.00
Commercial Banking:
Commercial and multifamily real estate	630	1.96	425	1.23
Commercial and industrial	718	1.32	336	0.60
Total commercial banking	1,348	1.55	761	0.84
Total nonperforming loans held for investment(3)	2,071	0.65	1,528	0.48
Other nonperforming assets(4)	67	0.02	62	0.02
Total nonperforming assets	$2,138	0.67	$1,590	0.50
__________
(1)We recognized interest income for loans classified as nonperforming of $70 million and $47 million in the first nine months of 2024 and 2023, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.21% and 0.88% as of September 30, 2024 and December 31, 2023, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

50	Capital One Financial Corporation (COF)

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
Table 26 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2024 and 2023.
Table 26: Net Charge-Offs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$2,063	5.61%	$1,512	4.40%	$6,356	5.86%	$4,262	4.28%
International card businesses	91	5.23	80	4.87	263	5.14	227	4.80
Total credit card	2,154	5.60	1,592	4.42	6,619	5.83	4,489	4.30
Consumer Banking:
Auto	384	2.05	335	1.77	1,086	1.95	898	1.57
Retail banking	17	5.43	14	3.80	48	4.94	37	3.33
Total consumer banking	401	2.11	349	1.81	1,134	2.00	935	1.60
Commercial Banking:
Commercial and multifamily real estate	20	0.26	24	0.27	47	0.19	404	1.46
Commercial and industrial	29	0.20	34	0.24	64	0.15	53	0.13
Total commercial banking	49	0.22	58	0.25	111	0.17	457	0.66
Total net charge-offs	$2,604	3.27	$1,999	2.56	$7,864	3.32	$5,881	2.53
Average loans held for investment	$318,255		$312,759		$315,927		$310,075
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
(2)The Walmart Program Termination increased the Domestic Card net charge-off rate by 38 bps and 19 bps in the third quarter and nine months ended September 30, 2024, respectively.

51	Capital One Financial Corporation (COF)

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
For more information on FDMs, see “Item 1. Financial Statements—Note 4—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Part II—Item 8.Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2023 Form 10-K.

52	Capital One Financial Corporation (COF)

Table 27 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2024 and 2023, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 27: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2024
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2024	$12,560	$480	$13,040	$2,037	$28	$2,065	$1,544	$16,649
Charge-offs	(2,501)	(131)	(2,632)	(684)	(23)	(707)	(88)	(3,427)
Recoveries(1)	438	40	478	300	6	306	39	823
Net charge-offs	(2,063)	(91)	(2,154)	(384)	(17)	(401)	(49)	(2,604)
Provision for credit losses	1,997	87	2,084	335	16	351	35	2,470
Allowance release for credit losses	(66)	(4)	(70)	(49)	(1)	(50)	(14)	(134)
Other changes(2)	—	19	19	—	—	—	—	19
Balance as of September 30, 2024	12,494	495	12,989	1,988	27	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of June 30, 2024	—	—	—	—	—	—	129	129
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	13	13
Balance as of September 30, 2024	—	—	—	—	—	—	142	142
Combined allowance and reserve as of September 30, 2024	$12,494	$495	$12,989	$1,988	$27	$2,015	$1,672	$16,676

	Nine Months Ended September 30, 2024
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(7,509)	(383)	(7,892)	(1,941)	(62)	(2,003)	(166)	(10,061)
Recoveries(1)	1,153	120	1,273	855	14	869	55	2,197
Net charge-offs	(6,356)	(263)	(6,619)	(1,086)	(48)	(1,134)	(111)	(7,864)
Provision for credit losses	7,589	299	7,888	1,072	35	1,107	96	9,091
Allowance build (release) for credit losses(3)	1,233	36	1,269	(14)	(13)	(27)	(15)	1,227
Other changes(2)	—	11	11	—	—	—	—	11
Balance as of September 30, 2024	12,494	495	12,989	1,988	27	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(16)	(16)
Balance as of September 30, 2024	—	—	—	—	—	—	142	142
Combined allowance and reserve as of September 30, 2024	$12,494	$495	$12,989	$1,988	$27	$2,015	$1,672	$16,676

53	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2023	$10,576	$400	$10,976	$2,150	$35	$2,185	$1,485	$14,646
Charge-offs	(1,811)	(114)	(1,925)	(579)	(17)	(596)	(60)	(2,581)
Recoveries(1)	299	34	333	244	3	247	2	582
Net charge-offs	(1,512)	(80)	(1,592)	(335)	(14)	(349)	(58)	(1,999)
Provision for credit losses	1,861	92	1,953	198	15	213	155	2,321
Allowance build (release) for credit losses	349	12	361	(137)	1	(136)	97	322
Other changes(2)	—	(13)	(13)	—	—	—	—	(13)
Balance as of September 30, 2023	10,925	399	11,324	2,013	36	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of June 30, 2023	—	—	—	—	—	—	197	197
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(39)	(39)
Balance as of September 30, 2023	—	—	—	—	—	—	158	158
Combined allowance and reserve as of September 30, 2023	$10,925	$399	$11,324	$2,013	$36	$2,049	$1,740	$15,113

	Nine Months Ended September 30, 2023
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(4)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(5,156)	(325)	(5,481)	(1,602)	(51)	(1,653)	(462)	(7,596)
Recoveries(1)	894	98	992	704	14	718	5	1,715
Net charge-offs	(4,262)	(227)	(4,489)	(898)	(37)	(935)	(457)	(5,881)
Provision for credit losses	6,030	268	6,298	724	23	747	581	7,626
Allowance build (release) for credit losses	1,768	41	1,809	(174)	(14)	(188)	124	1,745
Other changes(2)	32	1	33	—	—	—	—	33
Balance as of September 30, 2023	10,925	399	11,324	2,013	36	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(60)	(60)
Balance as of September 30, 2023	—	—	—	—	—	—	158	158
Combined allowance and reserve as of September 30, 2023	$10,925	$399	$11,324	$2,013	$36	$2,049	$1,740	$15,113
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments in the three and nine months ended September 30, 2024 as well as the three months ended September 30, 2023. Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans in the nine months ended September 30, 2023. The initial allowance of PCD loans was $0 million and $32 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)The Walmart Program Termination resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.
(4)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.

54	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $131.6 billion and $120.7 billion as of September 30, 2024 and December 31, 2023, respectively, as shown in Table 28 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of September 30, 2024, we had available issuance capacity of $41.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of September 30, 2024, we had access to available contingent liquidity sources totaling $105.8 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserve amount, at the Federal Reserve Discount Window, the Standing Repo Facility, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”).
As of September 30, 2024 and December 31, 2023, our funding sources totaled $403.0 billion and $398.3 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 28 below presents the composition of our liquidity reserves as of September 30, 2024 and December 31, 2023.
Table 28: Liquidity Reserves

(Dollars in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$49,298	$43,297
Securities available for sale(1)	83,500	79,117
FHLB borrowing capacity secured by loans	4,818	5,205
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(48)	(50)
Other encumbrances of investment securities	(5,946)	(6,917)
Total liquidity reserves	$131,622	$120,652
________
(1)    Includes securities that have been pledged or otherwise encumbered within the above Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $11.0 billion to $131.6 billion as of September 30, 2024 from December 31, 2023, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2023 Form 10-K for additional information on our management of liquidity risk.
Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2024 was 163%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information.

55	Capital One Financial Corporation (COF)

Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the third quarter of 2024 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30.0 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25.0 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process. As of September 30, 2024, we had $21.6 billion and $19.4 billion of available issuance capacity in our credit card and auto loan securitization programs, respectively.
In addition to our issuance capacity under the shelf registration statements, we also have collateral pledged to support our access to FHLB advances, the Federal Reserve Discount Window, the Standing Repo Facility and FICC—GSD general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of September 30, 2024, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $37.0 billion, of which $48 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million as of both September 30, 2024 and December 31, 2023.
As a member of FICC—GSD, we had $21.9 billion of readily available borrowing capacity secured by securities from our investment portfolio as of September 30, 2024. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $412 thousand and $375 thousand as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, we pledged loans to secure a borrowing capacity of $46.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both September 30, 2024 and December 31, 2023.

56	Capital One Financial Corporation (COF)

Deposits
Table 29 provides a comparison of average balances, interest expense and average deposits interest rates for the third quarter and first nine months of 2024 and 2023.
Table 29: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$33,936	$135	1.59%	$40,833	$215	2.10%
Saving deposits(2)	211,608	1,825	3.45	196,030	1,479	3.02
Time deposits	78,965	985	4.99	79,169	917	4.64
Total interest-bearing deposits	$324,509	$2,945	3.63	$316,032	$2,611	3.30

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$34,829	$421	1.61%	$42,855	$620	1.93%
Saving deposits(2)	209,030	5,299	3.38	197,819	3,762	2.54
Time deposits	77,997	2,911	4.98	72,028	2,362	4.37
Total interest-bearing deposits	$321,856	$8,631	3.58	$312,702	$6,744	2.88
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both September 30, 2024 and December 31, 2023. See “Part I—Item 1. Business—Supervision and Regulation” in our 2023 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
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

57	Capital One Financial Corporation (COF)

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings decreased by $18 million to $520 million as of September 30, 2024 from December 31, 2023 driven by a decrease in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $502 million to $48.8 billion as of September 30, 2024 from December 31, 2023 primarily driven by net maturities and paydowns of securitized debt obligations, partially offset by net issuances of unsecured senior debt. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, and senior and subordinated notes, and their respective maturities or redemptions for the third quarter and first nine months of 2024 and 2023.
Table 30: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Securitized debt obligations	$1,000	$—	$2,622	$452
Senior and subordinated notes	2,000	—	—	—
Total	$3,000	$—	$2,622	$452

	Issuances		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Securitized debt obligations	$1,000	$2,450	$3,434	$2,003
Senior and subordinated notes	4,000	5,750	2,911	4,886
Total	$5,000	$8,200	$6,345	$6,889

58	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2023 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of September 30, 2024 and December 31, 2023.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2024		December 31, 2023
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of October 25, 2024 Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook. Following the Company’s February 19, 2024 announcement to acquire Discover, Moody’s Investors Service (“Moody’s”) placed our credit ratings on review for a downgrade. Moody’s said its review for downgrade may continue until the transaction has been completed.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of September 30, 2024 and December 31, 2023, our total unfunded lending commitments were $458.9 billion and $441.3 billion, respectively, primarily consisting of credit card lines and loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options. As of both September 30, 2024 and December 31, 2023, we had $1.5 billion, in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 7—Premises, Equipment and Leases” in our 2023 Form 10-K.
We have purchase obligations that represent substantial agreements to purchase goods or receive services such as data management, media and other software and third-party services that are enforceable and legally binding and specify significant terms. As of September 30, 2024 and December 31, 2023, we had $3.8 billion and $789 million, respectively, in aggregate purchase obligations. This increase is mainly due to recently renewed commitments for certain long term purchase obligations for goods and services.
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

59	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of September 30, 2024, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.25% and 3.00% at December 31, 2024 and December 31, 2025, respectively.
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

60	Capital One Financial Corporation (COF)

At the current level of interest rates, our projected 12-month net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and other liabilities, net of our interest rate hedges. Our 12-month net interest income sensitivity increased modestly for the +/- 200 bps scenarios, while the remaining scenarios were largely unchanged as compared to December 31, 2023. Increased net interest income sensitivity to large rate shocks is mainly driven by lower interest rates.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of September 30, 2024, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.25% and 3.00% at December 31, 2024 and December 31, 2025, respectively.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity decreased modestly in both higher and lower rate scenarios as compared to December 31, 2023. The decrease in economic value of equity sensitivity is driven by lower interest rates.

61	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of September 30, 2024 and December 31, 2023.
Table 32: Interest Rate Sensitivity Analysis

	September 30, 2024	December 31, 2023
Estimated impact on projected baseline net interest income:
+200 basis points	1.2%	0.7%
+100 basis points	0.9	0.8
+50 basis points	0.5	0.4
–50 basis points	(0.5)	(0.5)
–100 basis points	(1.0)	(0.9)
–200 basis points	(2.6)	(2.0)
Estimated impact on economic value of equity:
+200 basis points	(7.0)	(8.4)
+100 basis points	(3.0)	(3.7)
+50 basis points	(1.5)	(1.8)
–50 basis points	1.2	1.6
–100 basis points	2.2	2.9
–200 basis points	2.4	4.0
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

62	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 1.2 billion GBP and 973 million GBP as of September 30, 2024 and December 31, 2023, respectively, and 1.4 billion CAD and 1.6 billion CAD as of September 30, 2024 and December 31, 2023, respectively. Our nominal EUR-denominated borrowings outstanding were 502 million EUR and 1.3 billion EUR as of September 30, 2024 and December 31, 2023, respectively.
Our non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.2 billion GBP as of both September 30, 2024 and December 31, 2023, and 2.5 billion CAD and 2.4 billion CAD as of September 30, 2024 and December 31, 2023, respectively.
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

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2023 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2024 and June 30, 2024 under “Part I—Item 2. MD&A—Supervision and Regulation.”

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
Table A—Reconciliation of Non-GAAP Measures

Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions, except as noted)	2024	2023	2024	2023
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$4,201	$3,888	$12,210	$11,844
Discover integration expenses	(63)	—	(94)	—
FDIC special assessment	9	—	(41)	—
Adjusted operating expense (non-GAAP)	$4,147	$3,888	$12,075	$11,844

Total net revenue (loss) (U.S. GAAP)	$10,014	$9,366	$28,922	$27,281
Walmart program agreement termination contra revenue impact	—	—	27	—
Adjusted net revenue (non-GAAP)	$10,014	$9,366	$28,949	$27,281

Operating efficiency ratio (U.S. GAAP)	41.95%	41.51%	42.22%	43.41%
Impact of adjustments noted above	(54)	bps	—	bps	(51)	bps	—	bps
Adjusted operating efficiency ratio (non-GAAP)	41.41%	41.51%	41.71%	43.41%
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

67	Capital One Financial Corporation (COF)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except as noted)	2024	2023	2024	2023
Tangible Common Equity (Average):
Stockholders’ equity	$61,289	$55,012	$59,139	$55,048
Goodwill and other intangible assets(1)	(15,225)	(15,348)	(15,251)	(15,174)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)	(4,845)
Tangible common equity	$41,219	$34,819	$39,043	$35,029
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$1,692	$1,705	$3,423	$3,943
Tangible common equity (Average)	41,219	34,819	39,043	35,029
Return on tangible common equity(2)	16.42%	19.59%	11.69%	15.01%
Tangible Assets (Average):
Total assets	$481,219	$469,860	$477,816	$466,279
Goodwill and other intangible assets(1)	(15,225)	(15,348)	(15,251)	(15,174)
Tangible assets	$465,994	$454,512	$462,565	$451,105
Return on Tangible Assets (Average):
Net income	$1,777	$1,790	$3,654	$4,181
Tangible assets (Average)	465,994	454,512	462,565	451,105
Return on tangible assets(3)	1.53%	1.58%	1.05%	1.24%

(Dollars in millions, except as noted)	September 30, 2024	September 30, 2023	December 31, 2023
Tangible Common Equity (Period-End):
Stockholders’ equity	$62,925	$53,668	$58,089
Goodwill and other intangible assets(1)	(15,214)	(15,308)	(15,289)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$42,866	$33,515	$37,955
Tangible Assets (Period-End):
Total assets	$486,433	$471,435	$478,464
Goodwill and other intangible assets(1)	(15,214)	(15,308)	(15,289)
Tangible assets	$471,219	$456,127	$463,175
Tangible Book Value per Common Share:
Tangible common equity (period-end)	$42,866	$33,515	$37,955
Outstanding Common Shares	381.5	381.0	380.4
Tangible book value per common share	$112.36	$87.97	$99.78
TCE Ratio
Tangible common equity (Period-end)	$42,866	$33,515	$37,955
Tangible Assets (Period-end)	471,219	456,127	463,175
TCE Ratio(4)	9.1%	7.3%	8.2%
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

CONA Bank Merger: The merger of Discover Bank, a Delaware-chartered bank and wholly owned subsidiary of Discover, with and into CONA, with CONA as the surviving entity.
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
This Report: Quarterly Report on Form 10-Q for the period ended September, 30 2024.
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

ICE: Intercontinental Exchange
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LTV: Loan-to-Value
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NORA: Notice of Opportunity to Respond and Advise
NSFR: Net stable funding ratio
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OPC: Canada’s Office of Privacy Commissioner
OTC: Over-the-counter
PCA: Prompt corrective action
PCCR: Purchased credit card relationship
PCD: Purchased Credit-Deteriorated
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

75	Capital One Financial Corporation (COF)

76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2024	2023	2024	2023
Interest income:
Loans, including loans held for sale	$10,547	$9,696	$30,460	$27,476
Investment securities	733	627	2,120	1,881
Other	580	550	1,737	1,436
Total interest income	11,860	10,873	34,317	30,793
Interest expense:
Deposits	2,945	2,611	8,631	6,744
Securitized debt obligations	234	249	753	696
Senior and subordinated notes	596	579	1,793	1,596
Other borrowings	9	11	30	35
Total interest expense	3,784	3,450	11,207	9,071
Net interest income	8,076	7,423	23,110	21,722
Provision for credit losses	2,482	2,284	9,074	7,569
Net interest income after provision for credit losses	5,594	5,139	14,036	14,153
Non-interest income:
Interchange fees, net	1,228	1,234	3,622	3,586
Service charges and other customer-related fees	501	453	1,422	1,243
Net securities gains (losses)	(35)	0	(35)	0
Other	244	256	803	730
Total non-interest income	1,938	1,943	5,812	5,559
Non-interest expense:
Salaries and associate benefits	2,391	2,274	7,069	7,018
Occupancy and equipment	587	518	1,692	1,532
Marketing	1,113	972	3,187	2,755
Professional services	402	295	980	909
Communications and data processing	358	344	1,064	1,038
Amortization of intangibles	20	24	58	60
Other	443	433	1,347	1,287
Total non-interest expense	5,314	4,860	15,397	14,599
Income from continuing operations before income taxes	2,218	2,222	4,451	5,113
Income tax provision	441	432	797	932
Net income	1,777	1,790	3,654	4,181
Dividends and undistributed earnings allocated to participating securities	(28)	(28)	(60)	(67)
Preferred stock dividends	(57)	(57)	(171)	(171)
Net income available to common stockholders	$1,692	$1,705	$3,423	$3,943
Basic earnings per common share:
Net income per basic common share	$4.42	$4.46	$8.94	$10.31
Diluted earnings per common share:
Net income per diluted common share	$4.41	$4.45	$8.92	$10.28

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$1,777	$1,790	$3,654	$4,181
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	2,300	(2,108)	1,272	(2,034)
Net unrealized gains (losses) on hedging relationships	1,069	(259)	677	(282)
Foreign currency translation adjustments	45	(39)	31	8
Other	0	0	1	0
Other comprehensive income (loss), net of tax	3,414	(2,406)	1,981	(2,308)
Comprehensive income (loss)	$5,191	$(616)	$5,635	$1,873

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,976	$4,903
Interest-bearing deposits and other short-term investments	45,322	38,394
Total cash and cash equivalents	49,298	43,297
Restricted cash for securitization investors	421	458
Securities available for sale (amortized cost of $90.8 billion and $88.1 billion and allowance for credit losses of $3 million and $4 million as of September 30, 2024 and December 31, 2023, respectively)	83,500	79,117
Loans held for investment:
Unsecuritized loans held for investment	292,061	289,229
Loans held in consolidated trusts	28,182	31,243
Total loans held for investment	320,243	320,472
Allowance for credit losses	(16,534)	(15,296)
Net loans held for investment	303,709	305,176
Loans held for sale ($77 million and $347 million carried at fair value as of September 30, 2024 and December 31, 2023, respectively)	96	854
Premises and equipment, net	4,440	4,375
Interest receivable	2,577	2,478
Goodwill	15,083	15,065
Other assets	27,309	27,644
Total assets	$486,433	$478,464

Liabilities:
Interest payable	$705	$649
Deposits:
Non-interest-bearing deposits	26,378	28,024
Interest-bearing deposits	327,253	320,389
Total deposits	353,631	348,413
Securitized debt obligations	15,881	18,043
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	520	538
Senior and subordinated notes	32,911	31,248
Other borrowings	24	27
Total other debt	33,455	31,813
Other liabilities	19,836	21,457
Total liabilities	423,508	420,375
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both September 30, 2024 and December 31, 2023)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 701,557,753 and 696,242,668 shares issued as of September 30, 2024 and December 31, 2023, respectively; 381,510,336 and 380,389,609 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	7	7
Additional paid-in capital, net	36,216	35,541
Retained earnings	63,698	60,945
Accumulated other comprehensive loss	(6,287)	(8,268)
Treasury stock, at cost (par value $0.01 per share; 320,047,417 and 315,853,059 shares as of September 30, 2024 and December 31, 2023, respectively)	(30,709)	(30,136)
Total stockholders’ equity	62,925	58,089
Total liabilities and stockholders’ equity	$486,433	$478,464

See Notes to Consolidated Financial Statements.
79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(1)						(25)			(25)
Comprehensive income (loss)						1,280	(1,266)		14
Dividends—common stock(2)			24,969	0	3	(238)			(235)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(249)	(249)
Issuances of common stock and restricted stock, net of forfeitures			3,470,983	0	80				80
Exercises of stock options			15,000	0	1				1
Compensation expense for restricted stock units					183				183
Balance as of March 31, 2024	4,975,000	$0	699,753,620	$7	$35,808	$61,905	$(9,534)	$(30,385)	$57,801
Comprehensive income (loss)						597	(167)		430
Dividends—common stock(2)			8,354	0	2	(234)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(163)	(163)
Issuances of common stock and restricted stock, net of forfeitures			941,120	0	95				95
Compensation expense for restricted stock units					107				107
Balance as of June 30, 2024	4,975,000	$0	700,703,094	$7	$36,012	$62,211	$(9,701)	$(30,548)	$57,981
Comprehensive income						1,777	3,414		5,191
Dividends—common stock(2)			2,846	0	0	(233)			(233)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(161)	(161)
Issuances of common stock and restricted stock, net of forfeitures			691,072	0	76				76
Exercises of stock options			160,741	0	3				3
Compensation expense for restricted stock units					125				125
Balance as of September 30, 2024	4,975,000	$0	701,557,753	$7	$36,216	$63,698	$(6,287)	$(30,709)	$62,925

See Notes to Consolidated Financial Statements.
80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(3)						48			48
Comprehensive income						960	1,376		2,336
Dividends—common stock(2)			26,635	0	3	(237)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(246)	(246)
Issuances of common stock and restricted stock, net of forfeitures			2,972,149	0	76				76
Compensation expense for restricted stock units					148				148
Balance as of March 31, 2023	4,975,000	$0	693,333,206	$7	$34,952	$57,898	$(8,540)	$(29,664)	$54,653
Cumulative effects of accounting standards adoption(4)						(11)			(11)
Comprehensive income (loss)						1,431	(1,278)		153
Dividends—common stock(2)			4,745	0	1	(233)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(157)	(157)
Issuances of common stock and restricted stock, net of forfeitures			989,004	0	88				88
Compensation expense for restricted stock units					122				122
Balance as of June 30, 2023	4,975,000	$0	694,326,955	$7	$35,163	$59,028	$(9,818)	$(29,821)	$54,559
Comprehensive income (loss)						1,790	(2,406)		(616)
Dividends—common stock(2)			4,078	0	0	(232)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(157)	(157)
Issuances of common stock and restricted stock, net of forfeitures			943,409	0	71				71
Exercises of stock options			62,256	0	4				4
Compensation expense for restricted stock units					96				96
Balance as of September 30, 2023	4,975,000	$0	695,336,698	$7	$35,334	$60,529	$(12,224)	$(29,978)	$53,668
________
(1)Impact from the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.
(2)We declared dividends per share on our common stock of $0.60 in the third quarter of 2024 and 2023, and $1.80 in the first nine months of 2024 and 2023.
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

See Notes to Consolidated Financial Statements.
81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Operating activities:
Income from continuing operations, net of tax	$3,654	$4,181
Net income	3,654	4,181
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	9,074	7,569
Depreciation and amortization, net	2,423	2,428
Deferred tax benefit	(501)	(513)
Net securities losses	35	0
Loss on sales of loans	27	1
Stock-based compensation expense	425	372
Other	37	(46)
Loans held for sale:
Originations and purchases	(2,603)	(3,990)
Proceeds from sales and paydowns	2,887	3,847
Changes in operating assets and liabilities:
Changes in interest receivable	(99)	(350)
Changes in other assets	913	(483)
Changes in interest payable	56	158
Changes in other liabilities	(617)	301
Net cash from operating activities	15,711	13,475
Investing activities:
Securities available for sale:
Purchases	(11,677)	(7,334)
Proceeds from paydowns and maturities	8,732	6,663
Proceeds from sales	175	0
Loans:
Net changes in loans originated as held for investment	(9,984)	(8,827)
Principal recoveries of loans previously charged off	2,197	1,715
Changes in premises and equipment	(848)	(700)
Net cash used in acquisitions	0	(2,785)
Net cash used in other investing activities	(756)	(962)
Net cash used in investing activities	$(12,161)	$(12,230)

See Notes to Consolidated Financial Statements.
82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,987	$13,080
Issuance of securitized debt obligations	997	2,443
Maturities and paydowns of securitized debt obligations	(3,434)	(2,003)
Issuance of senior and subordinated notes	3,985	5,728
Maturities and paydowns of senior and subordinated notes	(2,911)	(4,886)
Changes in other borrowings	(21)	(369)
Common stock:
Net proceeds from issuances	251	235
Dividends paid	(700)	(698)
Preferred stock:
Dividends paid	(171)	(171)
Purchases of treasury stock	(573)	(560)
Proceeds from share-based payment activities	4	4
Net cash from financing activities	2,414	12,803
Changes in cash, cash equivalents and restricted cash for securitization investors	5,964	14,048
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,755	31,256
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$49,719	$45,304
Supplemental cash flow information:
Non-cash items:
Interest paid	9,831	10,196
Income tax paid	563	871

See Notes to Consolidated Financial Statements.
83	Capital One Financial Corporation (COF)

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
As of September 30, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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

84	Capital One Financial Corporation (COF)

Newly Adopted Accounting Standards During the Nine Months Ended September 30, 2024

Standard	Guidance	Adoption Timing and Financial Statement Impacts
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

85	Capital One Financial Corporation (COF)

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
For the three and nine months ended September 30, 2024, we have incurred $63 million and $94 million of integration expenses related to the agreement to acquire Discover, which are included in Operating Expense in our Consolidated Statements of Income.

86	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of September 30, 2024 and December 31, 2023, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of September 30, 2024 and December 31, 2023. Accrued interest receivable of $264 million and $227 million as of September 30, 2024 and December 31, 2023, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	September 30, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,035	$0	$10	$(13)	$6,032
RMBS:
Agency	72,576	0	205	(7,130)	65,651
Non-agency	576	(3)	86	(3)	656
Total RMBS	73,152	(3)	291	(7,133)	66,307
Agency CMBS	8,613	0	35	(465)	8,183
Other securities(1)	2,971	0	7	0	2,978
Total investment securities available for sale	$90,771	$(3)	$343	$(7,611)	$83,500

	December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,330	$0	$1	$(49)	$5,282
RMBS:
Agency	71,294	0	104	(8,450)	62,948
Non-agency	610	(4)	89	(5)	690
Total RMBS	71,904	(4)	193	(8,455)	63,638
Agency CMBS	8,961	0	14	(652)	8,323
Other securities(1)	1,868	0	6	0	1,874
Total investment securities available for sale	$88,063	$(4)	$214	$(9,156)	$79,117
__________
(1)Includes $2.4 billion and $1.4 billion of asset-backed securities (“ABS”) as of September 30, 2024 and December 31, 2023, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

87	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$3,772	$(4)	$1,331	$(9)	$5,103	$(13)
RMBS:
Agency	1,807	(10)	52,413	(7,120)	54,220	(7,130)
Non-agency	4	0	10	0	14	0
Total RMBS	1,811	(10)	52,423	(7,120)	54,234	(7,130)
Agency CMBS	192	(1)	5,966	(464)	6,158	(465)
Other securities	776	0	4	0	780	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$6,551	$(15)	$59,724	$(7,593)	$66,275	$(7,608)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$733	$0	$2,242	$(49)	$2,975	$(49)
RMBS:
Agency	3,511	(43)	53,987	(8,407)	57,498	(8,450)
Non-agency	1	0	13	(1)	14	(1)
Total RMBS	3,512	(43)	54,000	(8,408)	57,512	(8,451)
Agency CMBS	547	(7)	6,465	(645)	7,012	(652)
Other securities	276	0	4	0	280	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$5,068	$(50)	$62,711	$(9,102)	$67,779	$(9,152)
__________
(1)    Consists of approximately 2,500 and 2,740 securities in gross unrealized loss positions as of September 30, 2024 and December 31, 2023, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of September 30, 2024, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any hedge accounting relationships.

88	Capital One Financial Corporation (COF)

Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2024
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$3,334	$1,254	$1,444	$0	$6,032
RMBS(1):
Agency	1	74	1,099	64,477	65,651
Non-agency	0	0	12	644	656
Total RMBS	1	74	1,111	65,121	66,307
Agency CMBS(1)	515	2,930	2,758	1,980	8,183
Other securities	344	2,617	17	0	2,978
Total securities available for sale	$4,194	$6,875	$5,330	$67,101	$83,500
Amortized cost of securities available for sale	$4,204	$6,980	$5,569	$74,018	$90,771
Weighted-average yield for securities available for sale	4.74%	4.07%	3.89%	3.16%	3.35%
__________
(1)As of September 30, 2024, the weighted-average expected maturities of RMBS and Agency CMBS were 7.4 years and 4.9 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three and nine months ended September 30, 2024, total proceeds from sales of our securities were $175 million with losses of $35 million. We had no sales of securities for the three and nine months ended September 30, 2023.
Securities Pledged and Received
We pledged investment securities totaling $40.1 billion and $45.1 billion as of September 30, 2024 and December 31, 2023, respectively. These securities are primarily pledged to support our access to FHLB advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $11 million and $16 million as of September 30, 2024 and December 31, 2023, respectively, related to our derivative transactions.

89	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $2.2 billion as of both September 30, 2024 and December 31, 2023, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2024 and December 31, 2023. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$142,633	$1,982	$1,469	$3,316	$6,767	$149,400
International card businesses	6,914	116	75	146	337	7,251
Total credit card	149,547	2,098	1,544	3,462	7,104	156,651
Consumer Banking:
Auto	70,682	2,895	1,452	476	4,823	75,505
Retail banking	1,229	13	2	9	24	1,253
Total consumer banking	71,911	2,908	1,454	485	4,847	76,758
Commercial Banking:
Commercial and multifamily real estate	32,016	114	20	49	183	32,199
Commercial and industrial	54,320	114	54	147	315	54,635
Total commercial banking	86,336	228	74	196	498	86,834
Total loans(1)	$307,794	$5,234	$3,072	$4,143	$12,449	$320,243
% of Total loans	96.11%	1.64%	0.96%	1.29%	3.89%	100.00%

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$140,860	$1,968	$1,471	$3,367	$6,806	$147,666
International card businesses	6,552	116	76	137	329	6,881
Total credit card	147,412	2,084	1,547	3,504	7,135	154,547
Consumer Banking:
Auto	68,768	3,268	1,555	484	5,307	74,075
Retail banking	1,329	15	3	15	33	1,362
Total consumer banking	70,097	3,283	1,558	499	5,340	75,437

90	Capital One Financial Corporation (COF)

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	34,325	0	14	107	121	34,446
Commercial and industrial	55,861	0	0	181	181	56,042
Total commercial banking	90,186	0	14	288	302	90,488
Total loans(1)	$307,695	$5,367	$3,119	$4,291	$12,777	$320,472
% of Total loans	96.01%	1.68%	0.97%	1.34%	3.99%	100.00%
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.3 billion and $1.4 billion as of September 30, 2024 and December 31, 2023, respectively.

91	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of September 30, 2024 and December 31, 2023. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2024			December 31, 2023
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$3,316	N/A	$0	$3,367	N/A	$0
International card businesses	140	$11	0	132	$9	0
Total credit card	3,456	11	0	3,499	9	0
Consumer Banking:
Auto	0	685	0	0	712	0
Retail banking	0	27	14	0	46	19
Total consumer banking	0	712	14	0	758	19
Commercial Banking:
Commercial and multifamily real estate	0	630	314	0	425	335
Commercial and industrial	0	718	552	55	336	193
Total commercial banking	0	1,348	866	55	761	528
Total	$3,456	$2,071	$880	$3,554	$1,528	$547
% of Total loans held for investment	1.08%	0.65%	0.27%	1.11%	0.48%	0.17%
__________
(1)We recognized interest income for loans classified as nonperforming of $6 million and $70 million for the three and nine months ended September 30, 2024, respectively, and $11 million and $47 million for the three and nine months ended September 30, 2023, respectively.

92	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of September 30, 2024 and December 31, 2023.
Table 4.3: Credit Card Delinquency Status

	September 30, 2024			December 31, 2023
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$142,201	$432	$142,633	$140,521	$339	$140,860
30-59 days	1,952	30	1,982	1,940	28	1,968
60-89 days	1,450	19	1,469	1,454	17	1,471
Greater than 90 days	3,289	27	3,316	3,339	28	3,367
Total domestic credit card	148,892	508	149,400	147,254	412	147,666

International card businesses:
Current	6,877	37	6,914	6,521	31	6,552
30-59 days	111	5	116	112	4	116
60-89 days	71	4	75	72	4	76
Greater than 90 days	142	4	146	132	5	137
Total international card businesses	7,201	50	7,251	6,837	44	6,881
Total credit card	$156,093	$558	$156,651	$154,091	$456	$154,547

93	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of September 30, 2024 and December 31, 2023. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.4: Consumer Banking Portfolio by Vintage Year

	September 30, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$12,790	$9,219	$9,214	$6,501	$1,832	$578	$40,134	$0	$0	$40,134
621-660	4,316	3,827	3,262	2,291	811	330	14,837	0	0	14,837
620 or below	6,045	5,331	4,071	2,935	1,453	699	20,534	0	0	20,534
Total auto	23,151	18,377	16,547	11,727	4,096	1,607	75,505	0	0	75,505

Retail banking—Delinquency status:
Current	113	78	92	52	54	494	883	342	4	1,229
30-59 days	0	0	0	0	0	2	2	11	0	13
60-89 days	0	0	0	0	0	0	0	2	0	2
Greater than 90 days	0	0	0	0	1	7	8	1	0	9
Total retail banking	113	78	92	52	55	503	893	356	4	1,253
Total consumer banking	$23,264	$18,455	$16,639	$11,779	$4,151	$2,110	$76,398	$356	$4	$76,758

94	Capital One Financial Corporation (COF)

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$12,219	$12,593	$9,505	$3,124	$1,213	$309	$38,963	$0	$0	$38,963
621-660	4,863	4,432	3,346	1,337	592	192	14,762	0	0	14,762
620 or below	6,647	5,539	4,283	2,349	1,131	401	20,350	0	0	20,350
Total auto	23,729	22,564	17,134	6,810	2,936	902	74,075	0	0	74,075

Retail banking—Delinquency status:
Current	98	157	57	65	117	468	962	363	4	1,329
30-59 days	1	0	1	1	0	1	4	11	0	15
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	0	8	8	6	1	15
Total retail banking	99	157	58	66	117	478	975	382	5	1,362
Total consumer banking	$23,828	$22,721	$17,192	$6,876	$3,053	$1,380	$75,050	$382	$5	$75,437
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

95	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of September 30, 2024 and December 31, 2023. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.5: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,262	$2,300	$3,643	$2,265	$965	$5,096	$15,531	$12,591	$50	$28,172
Criticized performing	53	91	1,525	294	128	1,048	3,139	161	97	3,397
Criticized nonperforming	23	0	14	141	83	341	602	28	0	630
Total commercial and multifamily real estate	1,338	2,391	5,182	2,700	1,176	6,485	19,272	12,780	147	32,199
Commercial and industrial
Noncriticized	4,106	6,046	10,197	5,770	2,762	7,001	35,882	14,637	144	50,663
Criticized performing	6	193	781	811	118	367	2,276	978	0	3,254
Criticized nonperforming	62	13	128	17	189	120	529	189	0	718
Total commercial and industrial	4,174	6,252	11,106	6,598	3,069	7,488	38,687	15,804	144	54,635
Total commercial banking	$5,512	$8,643	$16,288	$9,298	$4,245	$13,973	$57,959	$28,584	$291	$86,834

96	Capital One Financial Corporation (COF)

	December 31, 2023
	Term Loans by Vintage Year
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$3,068	$4,665	$2,773	$1,019	$2,104	$3,670	$17,299	$12,565	$25	$29,889
Criticized performing	148	1,494	706	284	463	904	3,999	133	0	4,132
Criticized nonperforming	65	26	124	0	47	163	425	0	0	425
Total commercial and multifamily real estate	3,281	6,185	3,603	1,303	2,614	4,737	21,723	12,698	25	34,446
Commercial and industrial
Noncriticized	6,909	11,935	6,994	3,566	2,359	5,117	36,880	14,822	167	51,869
Criticized performing	353	706	655	237	348	349	2,648	1,189	0	3,837
Criticized nonperforming	13	53	30	18	123	68	305	31	0	336
Total commercial and industrial	7,275	12,694	7,679	3,821	2,830	5,534	39,833	16,042	167	56,042
Total commercial banking	$10,556	$18,879	$11,282	$5,124	$5,444	$10,271	$61,556	$28,740	$192	$90,488
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

97	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three and nine months ended September 30, 2024 and 2023.
Table 4.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$173	$60	$233	—	—	—	—	$9	$9	$242
Term extension	—	—	—	$10	$3	$13	$286	432	718	731
Principal balance reduction	—	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	5	—	5	258	—	258	—	1	1	264
Other(1)	—	—	—	2	—	2	21	31	52	54
Total loans modified	$178	$60	$238	$279	$3	$282	$307	$473	$780	$1,300
% of total class of receivables	0.12%	0.83%	0.15%	0.37%	0.22%	0.37%	0.96%	0.87%	0.90%	0.41%

	Nine Months Ended September 30, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$472	$113	$585	—	—	—	—	$9	$9	$594
Term extension	—	—	—	$17	$4	$21	$513	695	1,208	1,229
Principal balance reduction	—	—	—	19	—	19	—	15	15	34
Interest rate reduction and term extension	8	—	8	573	—	573	—	7	7	588
Other(1)	—	—	—	3	1	4	159	117	276	280
Total loans modified	$480	$113	$593	$612	$5	$617	$672	$843	$1,515	$2,725
% of total class of receivables	0.32%	1.56%	0.38%	0.81%	0.42%	0.80%	2.09%	1.54%	1.74%	0.85%

	Three Months Ended September 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$200	$42	$242	—	—	—	—	—	—	$242
Term extension	—	—	—	$14	$2	$16	$128	$147	$275	291
Principal balance reduction	—	—	—	8	—	8	—	—	—	8
Interest rate reduction and term extension	7	—	7	248	—	248	—	26	26	281
Other(1)	—	—	—	2	7	9	—	56	56	65
Total loans modified	$207	$42	$249	$272	$9	$281	$128	$229	$357	$887
% of total class of receivables	0.15%	0.65%	0.17%	0.36%	0.62%	0.36%	0.36%	0.41%	0.39%	0.28%

98	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$437	$76	$513	—	—	—	—	—	—	$513
Term extension	—	—	—	$76	$3	$79	$327	$347	$674	753
Principal balance reduction	—	—	—	17	—	17	—	—	—	17
Principal balance reduction and term extension	—	—	—	—	—	—	—	15	15	15
Interest rate reduction and term extension	10	—	10	504	—	504	—	26	26	540
Other(1)	—	—	—	3	7	10	54	151	205	215
Total loans modified	$447	$76	$523	$600	$10	$610	$381	$539	$920	$2,053
% of total class of receivables	0.32%	1.17%	0.36%	0.79%	0.75%	0.79%	1.07%	0.97%	1.01%	0.65%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
Table 4.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2024
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.49%	27.01%	8.83%	—%	—%	2.14%
Payment delay duration (in months)	12	—	6	25	18	18
Principal balance reduction	—	—	—	—	—	—

	Nine Months Ended September 30, 2024
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.19%	26.76%	8.78%	3.48%	0.79%	1.90%
Payment delay duration (in months)	12	—	6	4	11	16
Principal balance reduction	—	—	—	—	—	$15

	Three Months Ended September 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.40%	27.41%	8.67%	—%	—%	0.25%
Payment delay duration (in months)	12	—	6	8	11	17
Principal balance reduction	—	—	—	—	—	—

	Nine Months Ended September 30, 2023
	Credit Card		Consumer Banking		Commercial Banking
	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.19%	27.08%	8.74%	2.00%	—%	0.25%
Payment delay duration (in months)	12	—	6	13	15	9
Principal balance reduction	—	—	$1	—	$20	$3

99	Capital One Financial Corporation (COF)

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
For the interim reporting period ended September 30, 2024, the delinquency status as of this date is shown in the table below for FDMs entered into over the preceding twelve month period. For the interim reporting period ended September 30, 2023, the delinquency status as of this date is shown in the table below for FDMs entered into during the first nine months of 2023.
Table 4.8 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	September 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$423	$60	$45	$88	$193	$616
International card businesses	68	12	11	37	60	128
Total credit card	491	72	56	125	253	744
Consumer Banking:
Auto	560	112	71	28	211	771
Retail banking	10	0	0	0	0	10
Total consumer banking	570	112	71	28	211	781
Commercial Banking:
Commercial and multifamily real estate	646	0	0	28	28	674
Commercial and industrial	768	74	4	65	143	911
Total commercial banking	1,414	74	4	93	171	1,585
Total	$2,475	$258	$131	$246	$635	$3,110

100	Capital One Financial Corporation (COF)

	September 30, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$283	$65	$40	$59	$164	$447
International card businesses	35	8	8	25	41	76
Total credit card	318	73	48	84	205	523
Consumer Banking:
Auto	457	79	46	18	143	600
Retail banking	10	0	0	0	0	10
Total consumer banking	467	79	46	18	143	610
Commercial Banking:
Commercial and multifamily real estate	318	0	0	63	63	381
Commercial and industrial	417	4	0	118	122	539
Total commercial banking	735	4	0	181	185	920
Total	$1,520	$156	$94	$283	$533	$2,053
__________
(1)Commitments to lend additional funds on FDMs totaled $263 million and $75 million as of September 30, 2024 and 2023, respectively.
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

101	Capital One Financial Corporation (COF)

The following table presents FDMs that entered subsequent default for the three and nine months ended September 30, 2024 and 2023.
Table 4.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$52	$0	$0	$0	$52
International card businesses	21	0	0	0	21
Total credit card	73	0	0	0	73
Consumer Banking:
Auto	0	1	110	0	111
Retail banking	0	0	0	0	0
Total consumer banking	0	1	110	0	111
Commercial Banking:
Commercial and multifamily real estate	0	103	0	28	131
Commercial and industrial	0	0	0	0	0
Total commercial banking	0	103	0	28	131
Total	$73	$104	$110	$28	$315

	Nine Months Ended September 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$179	$0	$2	$0	$181
International card businesses	56	0	0	0	56
Total credit card	235	0	2	0	237
Consumer Banking:
Auto	0	6	329	0	335
Retail banking	0	1	0	0	1
Total consumer banking	0	7	329	0	336
Commercial Banking:
Commercial and multifamily real estate	0	103	0	28	131
Commercial and industrial	0	125	0	255	380
Total commercial banking	0	228	0	283	511
Total	$235	$235	$331	$283	$1,084

102	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$17	$0	$0	$17
International card businesses	6	0	0	6
Total credit card	23	0	0	23
Consumer Banking:
Auto	0	7	77	84
Total consumer banking	0	7	77	84
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$23	$104	$77	$204

	Nine Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$39	$0	$0	$39
International card businesses	9	0	0	9
Total credit card	48	0	0	48
Consumer Banking:
Auto	0	9	129	138
Total consumer banking	0	9	129	138
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$48	$106	$129	$283

103	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $7.2 billion and $7.4 billion to secure a portion of our FHLB borrowing capacity of $37.0 billion and $32.1 billion as of September 30, 2024 and December 31, 2023, respectively. We also pledged loan collateral of $82.4 billion and $78.3 billion to secure our Federal Reserve Discount Window borrowing capacity of $46.9 billion and $41.4 billion as of September 30, 2024 and December 31, 2023, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2024, we converted $267 million and $588 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and nine months ended September 30, 2023, we converted $101 million and $443 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

104	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2024 and 2023. Our allowance for credit losses increased by $1.2 billion to $16.5 billion as of September 30, 2024 from December 31, 2023.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2024	$13,040	$2,065	$1,544	$16,649
Charge-offs	(2,632)	(707)	(88)	(3,427)
Recoveries(1)	478	306	39	823
Net charge-offs	(2,154)	(401)	(49)	(2,604)
Provision for credit losses	2,084	351	35	2,470
Allowance release for credit losses	(70)	(50)	(14)	(134)
Other changes(2)	19	0	0	19
Balance as of September 30, 2024	12,989	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of June 30, 2024	0	0	129	129
Provision for losses on unfunded lending commitments	0	0	13	13
Balance as of September 30, 2024	0	0	142	142
Combined allowance and reserve as of September 30, 2024	$12,989	$2,015	$1,672	$16,676

105	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(7,892)	(2,003)	(166)	(10,061)
Recoveries(1)	1,273	869	55	2,197
Net charge-offs	(6,619)	(1,134)	(111)	(7,864)
Provision for credit losses	7,888	1,107	96	9,091
Allowance build (release) for credit losses(3)	1,269	(27)	(15)	1,227
Other changes(2)	11	0	0	11
Balance as of September 30, 2024	12,989	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(16)	(16)
Balance as of September 30, 2024	0	0	142	142
Combined allowance and reserve as of September 30, 2024	$12,989	$2,015	$1,672	$16,676

	Three Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2023	$10,976	$2,185	$1,485	$14,646
Charge-offs	(1,925)	(596)	(60)	(2,581)
Recoveries(1)	333	247	2	582
Net charge-offs	(1,592)	(349)	(58)	(1,999)
Provision for credit losses	1,953	213	155	2,321
Allowance build (release) for credit losses	361	(136)	97	322
Other changes(2)	(13)	0	0	(13)
Balance as of September 30, 2023	11,324	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of June 30, 2023	0	0	197	197
Provision (benefit) for losses on unfunded lending commitments	0	0	(39)	(39)
Balance as of September 30, 2023	0	0	158	158
Combined allowance and reserve as of September 30, 2023	$11,324	$2,049	$1,740	$15,113

106	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(4)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(5,481)	(1,653)	(462)	(7,596)
Recoveries(1)	992	718	5	1,715
Net charge-offs	(4,489)	(935)	(457)	(5,881)
Provision for credit losses	6,298	747	581	7,626
Allowance build (release) for credit losses	1,809	(188)	124	1,745
Other changes(2)	33	0	0	33
Balance as of September 30, 2023	11,324	2,049	1,582	14,955
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(60)	(60)
Balance as of September 30, 2023	0	0	158	158
Combined allowance and reserve as of September 30, 2023	$11,324	$2,049	$1,740	$15,113
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments in the three and nine months ended September 30, 2024 as well as the three months ended September 30, 2023. Primarily represents the initial allowance for purchased credit-deteriorated (“PCD”) loans in the nine months ended September 30, 2023. The initial allowance of PCD loans was $0 million and $32 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)The termination of our Walmart program agreement, effective May 21, 2024, (“Walmart Program Termination”) resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.
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

107	Capital One Financial Corporation (COF)

The table below presents gross charge-offs for loans held for investment by vintage year during the nine months ended September 30, 2024.
Table 5.2: Gross Charge-Offs by Vintage Year

	Nine Months Ended September 30, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$7,425	$84	$7,509
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	373	10	383
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	7,798	94	7,892
Consumer Banking
Auto	$70	$474	$630	$457	$184	$126	$1,941	0	0	1,941
Retail banking	1	0	0	0	0	3	4	57	1	62
Total consumer banking	71	474	630	457	184	129	1,945	57	1	2,003
Commercial Banking
Commercial and multifamily real estate	0	0	5	31	0	49	85	0	0	85
Commercial and industrial	0	0	46	5	16	4	71	10	0	81
Total commercial banking	0	0	51	36	16	53	156	10	0	166
Total	$71	$474	$681	$493	$200	$182	$2,101	$7,865	$95	$10,061

108	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2024 and 2023.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Estimated reimbursements from partners, beginning of period	$1,210	$1,908
Amounts due from partners for charged off loans	(157)	(249)
Change in estimated partner reimbursements that decreased provision for credit losses	102	319
Estimated reimbursements from partners, end of period	$1,155	$1,978

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Estimated reimbursements from partners, beginning of period	$2,014	$1,558
Amounts due from partners for charged off loans	(734)	(681)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	(125)	1,101
Estimated reimbursements from partners, end of period	$1,155	$1,978

109	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2024 and December 31, 2023. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,000	$13,495	$0	$0	$0
Auto loan securitizations	3,473	2,788	0	0	0
Total securitization-related VIEs	27,473	16,283	0	0	0
Other VIEs:(3)
Affordable housing entities	354	75	5,469	1,890	5,469
Entities that provide capital to low-income and rural communities	2,639	10	0	0	0
Other(4)	0	0	385	8	385
Total other VIEs	2,993	85	5,854	1,898	5,854
Total VIEs	$30,466	$16,368	$5,854	$1,898	$5,854

110	Capital One Financial Corporation (COF)

	December 31, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$25,474	$14,692	$0	$0	$0
Auto loan securitizations	5,019	4,021	0	0	0
Total securitization-related VIEs	30,493	18,713	0	0	0
Other VIEs:(3)
Affordable housing entities	297	23	5,726	2,085	5,726
Entities that provide capital to low-income and rural communities	2,498	10	0	0	0
Other(4)	0	0	449	0	449
Total other VIEs	2,795	33	6,175	2,085	6,175
Total VIEs	$33,288	$18,746	$6,175	$2,085	$6,175
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.6 billion of assets and $999 million of liabilities as of September 30, 2024, and $2.6 billion of assets and $989 million of liabilities as of December 31, 2023.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to government-sponsored enterprises (“GSEs”) who may, in turn, securitize them. We retain the related mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either solely invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and ourselves. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 7—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

111	Capital One Financial Corporation (COF)

The table below presents our continuing involvement in certain securitization-related VIEs as of September 30, 2024 and December 31, 2023.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
September 30, 2024:
Securities held by third-party investors	$13,098	$2,783
Receivables in the trusts	24,867	3,315
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2023:
Securities held by third-party investors	$14,029	$4,014
Receivables in the trusts	26,404	4,839
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2024 and 2023, we recognized amortization of $527 million and $522 million, respectively, and tax credits of $671 million and $652 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.3 billion and $5.5 billion as of September 30, 2024 and December 31, 2023, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.1 billion and $2.3 billion as of September 30, 2024 and December 31, 2023, respectively, and is largely expected to be paid from 2024 to 2027.

112	Capital One Financial Corporation (COF)

For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.5 billion and $5.7 billion as of September 30, 2024 and December 31, 2023, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.7 billion and $18.6 billion as of September 30, 2024 and December 31, 2023, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.6 billion and $2.5 billion as of September 30, 2024 and December 31, 2023, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $385 million and $449 million as of September 30, 2024 and December 31, 2023, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

113	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of September 30, 2024 and December 31, 2023. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	September 30, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,083	N/A	$15,083
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(147)	222
Other(1)	135	(104)	31
Total other intangible assets	504	(251)	253
Total goodwill and other intangible assets	$15,587	$(251)	$15,336
Commercial MSRs(2)	$658	$(301)	$357

	December 31, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,065	N/A	$15,065
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(96)	273
Other(1)	171	(134)	37
Total other intangible assets	540	(230)	310
Total goodwill and other intangible assets	$15,605	$(230)	$15,375
Commercial MSRs(2)	$653	$(263)	$390
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method on our consolidated balance sheets.
Amortization expense for amortizable intangible assets, which is presented separately in our consolidated statements of income, totaled $20 million and $58 million for the three and nine months ended September 30, 2024, respectively, and $24 million and $60 million for the three and nine months ended September 30, 2023, respectively.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of September 30, 2024 and December 31, 2023.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2023	$5,366	$4,645	$5,054	$15,065
Other adjustments(1)	18	0	0	18
Balance as of September 30, 2024	$5,384	$4,645	$5,054	$15,083
__________
(1)Primarily represents foreign currency translation adjustments.

114	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2024 and December 31, 2023. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2024	December 31, 2023
Deposits:
Non-interest-bearing deposits	$26,378	$28,024
Interest-bearing deposits(1)	327,253	320,389
Total deposits	$353,631	$348,413
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$520	$538
Total short-term borrowings	$520	$538

	September 30, 2024				December 31, 2023
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2024-2028	0.77% - 6.11%	3.13%	$15,881	$18,043
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2024-2035	1.65 - 7.62	4.76	29,102	27,168
Floating unsecured senior debt	—	—	—	0	349
Total unsecured senior debt			4.76	29,102	27,517
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,809	3,731
Total senior and subordinated notes				32,911	31,248
Other long-term borrowings	2024-2031	1.20 - 9.91	6.59	24	27
Total long-term debt				$48,816	$49,318
Total short-term borrowings and long-term debt				$49,336	$49,856
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of September 30, 2024, the total time deposit amount with some portion in excess of the insured amount was $14.7 billion and the portion of total time deposits estimated to be uninsured was $9.7 billion. As of December 31, 2023, the total time deposit amount with some portion in excess of the insured amount was $15.8 billion and the portion of total time deposits estimated to be uninsured was $9.0 billion.
(2)Includes $506 million and $1.3 billion of Euro (“EUR”) denominated unsecured notes as of September 30, 2024 and December 31, 2023, respectively.

115	Capital One Financial Corporation (COF)

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

116	Capital One Financial Corporation (COF)

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
Counterparty Credit Risk Management
We manage the counterparty credit risk associated with derivative instruments by entering into legally enforceable master netting agreements, where applicable, and exchanging collateral with our counterparties, typically in the form of cash or high-quality liquid securities. We exchange collateral in two primary forms: variation margin, which accounts for changes in market value due to daily market movements, and initial margin, which offsets the potential future exposure of a derivative. We exchange variation margin and initial margin on bilateral derivatives in scope for uncleared margin rules.
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

117	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2024 and December 31, 2023, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$64,284	$8	$82	$68,987	$18	$26
Cash flow hedges	93,050	307	80	70,350	216	23
Total interest rate contracts	157,334	315	162	139,337	234	49
Foreign exchange contracts:
Fair value hedges	557	0	66	1,380	0	113
Cash flow hedges	2,645	0	59	2,488	0	66
Net investment hedges	5,100	2	174	4,870	1	89
Total foreign exchange contracts	8,302	2	299	8,738	1	268
Total derivatives designated as accounting hedges	165,636	317	461	148,075	235	317
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	103,279	844	929	103,489	1,188	1,382
Commodity contracts	35,647	1,177	1,182	33,495	1,161	1,147
Foreign exchange and other contracts	5,580	31	39	5,153	50	47
Total customer accommodation	144,506	2,052	2,150	142,137	2,399	2,576
Other interest rate exposures(2)	921	19	14	872	21	31
Other contracts	3,011	20	32	2,955	20	8
Total derivatives not designated as accounting hedges	148,438	2,091	2,196	145,964	2,440	2,615
Total derivatives	$314,074	$2,408	$2,657	$294,039	$2,675	$2,932
Less: netting adjustment(3)		(725)	(622)		(1,005)	(597)
Total derivative assets/liabilities		$1,683	$2,035		$1,670	$2,335
__________
(1)Does not reflect $3 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2024 and December 31, 2023, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

118	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2024 and December 31, 2023.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2024			December 31, 2023
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$6,191	$78	$87	$6,108	$(8)	$126
Interest-bearing deposits	(11,292)	64	0	(17,374)	277	0
Securitized debt obligations	(13,042)	242	0	(13,375)	503	0
Senior and subordinated notes	(31,410)	385	(258)	(30,899)	971	(372)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $1.4 billion and $2.2 billion as of September 30, 2024 and December 31, 2023, respectively. The amount of the designated hedged items was $1.0 billion and $1.5 billion as of September 30, 2024 and December 31, 2023, respectively. The cumulative basis adjustments associated with these hedges was $32 million and $33 million as of September 30, 2024 and December 31, 2023, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2024 and December 31, 2023. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

119	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of September 30, 2024
Derivative assets(1)	$2,408	$(474)	$(251)	$1,683	$(11)	$1,672
As of December 31, 2023
Derivative assets(1)	2,675	(433)	(572)	1,670	(22)	1,648

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of September 30, 2024
Derivative liabilities(1)	$2,657	$(474)	$(148)	$2,035	$(27)	$2,008
Repurchase agreements(2)	520	0	0	520	(520)	0
As of December 31, 2023
Derivative liabilities(1)	2,932	(433)	(164)	2,335	(13)	2,322
Repurchase agreements(2)	538	0	0	538	(538)	0
__________
(1)We received cash collateral from derivative counterparties totaling $428 million and $858 million as of September 30, 2024 and December 31, 2023, respectively. We also received securities from derivative counterparties with a fair value of approximately $11 million and $16 million as of September 30, 2024 and December 31, 2023, respectively, which we have the ability to re-pledge. We posted $1.7 billion of cash collateral as of both September 30, 2024 and December 31, 2023.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $531 million and $549 million as of September 30, 2024 and December 31, 2023, respectively, primarily consisting of agency RMBS securities.

120	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2024 and 2023.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$733	$10,547	$580	$(2,945)	$(234)	$(596)	$244
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$39	$0	$0	$(73)	$(102)	$(248)	$0
Gains (losses) recognized on derivatives	(144)	0	0	247	210	1,010	21
Gains (losses) recognized on hedged items(1)	128	0	0	(246)	(210)	(973)	(21)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$23	$0	$0	$(72)	$(102)	$(211)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(314)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(314)	$2	$0	$0	$0	$1

121	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,120	$30,460	$1,737	$(8,631)	$(753)	$(1,793)	$803
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$125	$0	$0	$(277)	$(339)	$(771)	$0
Gains (losses) recognized on derivatives	(137)	0	0	213	261	742	(18)
Gains (losses) recognized on hedged items(1)	86	0	0	(213)	(261)	(627)	18
Excluded component of fair value hedges(2)	0	0	0	0	0	7	0
Net income (expense) recognized on fair value hedges	$74	$0	$0	$(277)	$(339)	$(649)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(936)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	7	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(936)	$7	$0	$0	$0	$1

122	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$627	$9,696	$550	$(2,611)	$(249)	$(579)	$256
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$42	$0	$0	$(104)	$(112)	$(275)	$0
Gains (losses) recognized on derivatives	(15)	0	0	(38)	4	(273)	(42)
Gains (losses) recognized on hedged items(1)	(6)	0	0	38	(4)	313	42
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$21	$0	$0	$(104)	$(112)	$(236)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(320)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(320)	$3	$0	$0	$0	$1

123	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,881	$27,476	$1,436	$(6,744)	$(696)	$(1,596)	$730
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$113	$0	$0	$(278)	$(297)	$(754)	$0
Gains (losses) recognized on derivatives	(35)	0	0	(84)	(10)	(275)	(17)
Gains (losses) recognized on hedged items(1)	(22)	0	0	81	9	388	17
Excluded component of fair value hedges(2)	0	0	0	0	0	(2)	0
Net income (expense) recognized on fair value hedges	$56	$0	$0	$(281)	$(298)	$(643)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(879)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	9	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(879)	$9	$0	$0	$0	$1
_________
(1)Includes amortization benefit of $21 million and $62 million for the three and nine months ended September 30, 2024, respectively, and amortization benefit of $20 million and $56 million for the three and nine months ended September 30, 2023, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $56 million and $1 million for the three and nine months ended September 30, 2024, respectively, and gain of $100 million and $70 million for the three and nine months ended September 30, 2023, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $526 million recorded in AOCI as of September 30, 2024 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.5 years as of September 30, 2024. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

124	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2024 and 2023. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$3	$7	$20	$26
Commodity contracts	5	11	13	28
Foreign exchange and other contracts	3	5	15	13
Total customer accommodation	11	23	48	67
Other interest rate exposures	48	81	206	199
Other contracts	(31)	(7)	(51)	(24)
Total	$28	$97	$203	$242

125	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of September 30, 2024 and December 31, 2023.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2024	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2024	December 31, 2023
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2024 and 2023.
Table 10.2: AOCI

	Three Months Ended September 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2024	$(7,797)	$(1,885)	$12	$(31)	$(9,701)
Other comprehensive income before reclassifications	2,274	791	45	0	3,110
Amounts reclassified from AOCI into earnings	26	278	0	0	304
Other comprehensive income, net of tax	2,300	1,069	45	0	3,414
AOCI as of September 30, 2024	$(5,497)	$(816)	$57	$(31)	$(6,287)

126	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
Other comprehensive income (loss) before reclassifications	1,246	(21)	31	1	1,257
Amounts reclassified from AOCI into earnings	26	698	0	0	724
Other comprehensive income, net of tax	1,272	677	31	1	1,981
AOCI as of September 30, 2024	$(5,497)	$(816)	$57	$(31)	$(6,287)

	Three Months Ended September 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2023	$(7,602)	$(2,205)	$27	$(38)	$(9,818)
Other comprehensive income (loss) before reclassifications	(2,108)	(424)	(39)	0	(2,571)
Amounts reclassified from AOCI into earnings	0	165	0	0	165
Other comprehensive income (loss), net of tax	(2,108)	(259)	(39)	0	(2,406)
AOCI as of September 30, 2023	$(9,710)	$(2,464)	$(12)	$(38)	$(12,224)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	(2,034)	(890)	8	0	(2,916)
Amounts reclassified from AOCI into earnings	0	608	0	0	608
Other comprehensive income (loss), net of tax	(2,034)	(282)	8	0	(2,308)
AOCI as of September 30, 2023	$(9,710)	$(2,464)	$(12)	$(38)	$(12,224)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive losses of $134 million and $72 million for the three and nine months ended September 30, 2024, respectively, and other comprehensive gains of $115 million and losses of $1 million for the three and nine months ended September 30, 2023, respectively, from hedging instruments designated as net investment hedges.

127	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2024 and 2023.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2024	2023	2024	2023
Securities available for sale:
	Non-interest income (expense)	$(34)	$0	$(34)	$0
	Income tax provision (benefit)	(8)	0	(8)	0
	Net income (loss)	(26)	0	(26)	0
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(314)	(320)	(936)	(879)
Foreign exchange contracts:	Interest income	2	3	7	9
	Interest income (expense)	0	(1)	7	(2)
	Non-interest income (expense)	(56)	100	(1)	70
	Income (loss) from continuing operations before income taxes	(368)	(218)	(923)	(802)
	Income tax provision (benefit)	(90)	(53)	(225)	(194)
	Net income (loss)	(278)	(165)	(698)	(608)
Other:
	Non-interest income and non-interest expense	0	0	0	0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	0	0
Total reclassifications		$(304)	$(165)	$(724)	$(608)

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2024 and 2023.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$3,033	$733	$2,300	$(2,780)	$(672)	$(2,108)
Net unrealized gains (losses) on hedging relationships	1,412	343	1,069	(342)	(83)	(259)
Foreign currency translation adjustments(1)	2	(43)	45	(2)	37	(39)
Other comprehensive income (loss)	$4,447	$1,033	$3,414	$(3,124)	$(718)	$(2,406)

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$1,674	$402	$1,272	$(2,684)	$(650)	$(2,034)
Net unrealized gains (losses) on hedging relationships	894	217	677	(372)	(90)	(282)
Foreign currency translation adjustments(1)	8	(23)	31	8	0	8
Other	1	0	1	0	0	0
Other comprehensive income (loss)	$2,577	$596	$1,981	$(3,048)	$(740)	$(2,308)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

129	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2024	2023	2024	2023
Net income	$1,777	$1,790	$3,654	$4,181
Dividends and undistributed earnings allocated to participating securities	(28)	(28)	(60)	(67)
Preferred stock dividends	(57)	(57)	(171)	(171)
Net income available to common stockholders	$1,692	$1,705	$3,423	$3,943

Total weighted-average basic common shares outstanding	383.0	382.5	382.8	382.7
Effect of dilutive securities:(1)
Stock options	0.1	0.1	0.2	0.1
Other contingently issuable shares	0.6	0.7	0.7	0.8
Total effect of dilutive securities	0.7	0.8	0.9	0.9
Total weighted-average diluted common shares outstanding	383.7	383.3	383.7	383.6
Basic earnings per common share:
Net income per basic common share	$4.42	$4.46	$8.94	$10.31
Diluted earnings per common share:(1)
Net income per diluted common share	$4.41	$4.45	$8.92	$10.28
__________
(1)Excluded from the computation of diluted earnings per share were awards of 43 thousand shares and 13 thousand shares for the nine months ended September 30, 2024 and 2023, respectively, because their inclusion would be anti-dilutive. There were no awards excluded from the computation of dilutive earning per share for the three months ended September 30, 2024 and 2023.

,,

130	Capital One Financial Corporation (COF)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,032	$0	$0	$0	$6,032
RMBS	0	66,127	180	0	66,307
CMBS	0	8,181	2	0	8,183
Other securities	131	2,847	0	0	2,978
Total securities available for sale	6,163	77,155	182	0	83,500
Loans held for sale	0	77	0	0	77
Other assets:
Derivative assets(2)	866	929	613	(725)	1,683
Other(3)	675	0	34	0	709
Total assets	$7,704	$78,161	$829	$(725)	$85,969
Liabilities:
Other liabilities:
Derivative liabilities(2)	$574	$1,515	$568	$(622)	$2,035
Total liabilities	$574	$1,515	$568	$(622)	$2,035

	December 31, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,282	$0	$0	$0	$5,282
RMBS	0	63,492	146	0	63,638
CMBS	0	8,191	132	0	8,323
Other securities	126	1,748	0	0	1,874
Total securities available for sale	5,408	73,431	278	0	79,117
Loans held for sale	0	347	0	0	347
Other assets:
Derivative assets(2)	788	1,001	886	(1,005)	1,670
Other(3)	589	3	35	0	627
Total assets	$6,785	$74,782	$1,199	$(1,005)	$81,761
Liabilities:
Other liabilities:
Derivative liabilities(2)	$449	$1,655	$828	$(597)	$2,335
Total liabilities	$449	$1,655	$828	$(597)	$2,335
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $3 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2024 and December 31, 2023, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

132	Capital One Financial Corporation (COF)

(3)As of September 30, 2024 and December 31, 2023, other includes retained interests in securitizations of $34 million and $35 million, deferred compensation plan assets of $670 million and $578 million and equity securities of $5 million (including unrealized gains of $5 million) and $14 million (including unrealized gains of $5 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.

133	Capital One Financial Corporation (COF)

Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(1)
(Dollars in millions)	Balance, July 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2024
Securities available for sale:(2)
RMBS	$304	$2	$11	$0	$0	$0	$(4)	$2	$(135)	$180	$2
CMBS	2	0	0	0	0	0	0	0	0	2	0
Total securities available for sale	306	2	11	0	0	0	(4)	2	(135)	182	2
Other assets:
Retained interests in securitizations	34	0	0	0	0	0	0	0	0	34	0
Net derivative assets (liabilities)(3)	69	(20)	0	0	0	4	(8)	0	0	45	(15)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2024
Securities available for sale:(2)
RMBS	$146	$6	$8	$0	$0	$0	$(9)	$187	$(158)	$180	$5
CMBS	132	0	(3)	0	0	0	(3)	0	(124)	2	0
Total securities available for sale	278	6	5	0	0	0	(12)	187	(282)	182	5
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	58	(17)	0	0	0	1	3	0	0	45	(18)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(1)
(Dollars in millions)	Balance, July 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2023
Securities available for sale:(2)
RMBS	$206	$2	$(5)	$0	$0	$0	$(6)	$2	$(50)	$149	$2
CMBS	133	0	(6)	0	0	0	(1)	0	0	126	0
Total securities available for sale	339	2	(11)	0	0	0	(7)	2	(50)	275	2
Other assets:
Retained interests in securitizations	36	(1)	0	0	0	0	0	0	0	35	(1)
Net derivative assets (liabilities)(3)	64	(2)	0	0	0	3	18	(15)	0	68	4

134	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2023
Securities available for sale:(2)
RMBS	$236	$6	$(4)	$0	$0	$0	$(17)	$47	$(119)	$149	$5
CMBS	142	0	(12)	0	0	0	(4)	0	0	126	0
Total securities available for sale	378	6	(16)	0	0	0	(21)	47	(119)	275	5
Other assets:
Retained interests in securitizations	36	(1)	0	0	0	0	0	0	0	35	(1)
Net derivative assets (liabilities)(3)(4)	5	(20)	0	0	0	176	75	(167)	(1)	68	71
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For both the three and nine months ended September 30, 2024, included in OCI related to Level 3 securities available for sale still held as of September 30, 2024 were net unrealized losses of $2 million. For the three and nine months ended September 30, 2023, included in OCI related to Level 3 securities available for sale still held as of September 30, 2023 were net unrealized losses of $9 million and $14 million, respectively.
(3)Includes derivative assets and liabilities of $613 million and $568 million, respectively, as of September 30, 2024 and $1.3 billion and $1.3 billion, respectively, as of September 30, 2023.
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

135	Capital One Financial Corporation (COF)

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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$180	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	4-14% 0-12% 0-6% 25-80%	6% 7% 1% 61%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-73 7-9% 5-14% 1-2% 46-155%	N/A
Net derivative assets (liabilities)	45	Discounted cash flows	Swap rates	3-5%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$146	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-19% 0-12% 0-10% 30-80%	7% 7% 1% 61%
CMBS	132	Discounted cash flows (vendor pricing)	Yield	5-7%	5%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-69 9% 5-14% 2% 53-163%	N/A
Net derivative assets (liabilities)	58	Discounted cash flows	Swap rates	3-5%	4%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

136	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2024 and December 31, 2023, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	September 30, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$738	$738
Loans held for sale	10	0	10
Other assets(1)	0	100	100
Total	$10	$838	$848

	December 31, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$545	$545
Loans held for sale	37	0	37
Other assets(1)	0	214	214
Total	$37	$759	$796
__________
(1)As of September 30, 2024, other assets includes investments accounted for under measurement alternative of $47 million, cost method investments of $1 million and repossessed assets of $52 million. As of December 31, 2023, other assets included investments accounted for under measurement alternative of $46 million, repossessed assets of $45 million and long-lived assets held for sale and right-of-use assets totaling $123 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 7% to 61%, with a weighted average of 19%, and from 0% to 100%, with a weighted average of 18%, as of September 30, 2024 and December 31, 2023, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2024 and 2023.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Loans held for investment	$(224)	$(315)
Loans held for sale	(6)	0
Other assets(1)	(64)	(52)
Total	$(294)	$(367)
__________

137	Capital One Financial Corporation (COF)

(1)Other assets primarily include fair value adjustments related to repossessed assets and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Table 12.6: Fair Value of Financial Instruments

	September 30, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,298	$49,298	$3,976	$45,322	$0
Restricted cash for securitization investors	421	421	421	0	0
Net loans held for investment	303,709	308,901	0	0	308,901
Loans held for sale	19	19	0	19	0
Interest receivable	2,577	2,577	0	2,577	0
Other investments(1)	1,330	1,330	0	1,330	0
Financial liabilities:
Deposits with defined maturities	77,678	77,893	0	77,893	0
Securitized debt obligations	15,881	15,939	0	15,939	0
Senior and subordinated notes	32,911	33,694	0	33,694	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	520	520	0	520	0
Interest payable	705	705	0	705	0

	December 31, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,297	$43,297	$4,903	$38,394	$0
Restricted cash for securitization investors	458	458	458	0	0
Net loans held for investment	305,176	308,044	0	0	308,044
Loans held for sale	507	515	0	515	0
Interest receivable	2,478	2,478	0	2,478	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	83,014	82,990	0	82,990	0
Securitized debt obligations	18,043	18,067	0	18,067	0
Senior and subordinated notes	31,248	31,524	0	31,524	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	538	0	538	0
Interest payable	649	649	0	649	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

138	Capital One Financial Corporation (COF)

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the agreement to acquire Discover.
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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2024 and 2023, selected balance sheet data as of September 30, 2024 and 2023, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

139	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,743	$2,028	$596	$(291)	$8,076
Non-interest income (loss)	1,509	182	292	(45)	1,938
Total net revenue (loss)(2)	7,252	2,210	888	(336)	10,014
Provision (benefit) for credit losses	2,084	351	48	(1)	2,482
Non-interest expense	3,367	1,331	495	121	5,314
Income (loss) from continuing operations before income taxes	1,801	528	345	(456)	2,218
Income tax provision (benefit)	427	125	82	(193)	441
Income (loss) from continuing operations, net of tax	$1,374	$403	$263	$(263)	$1,777
Loans held for investment	$156,651	$76,758	$86,834	$0	$320,243
Deposits	0	309,569	30,598	13,464	353,631

	Nine Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$16,309	$6,064	$1,804	$(1,067)	$23,110
Non-interest income (loss)	4,491	513	844	(36)	5,812
Total net revenue (loss)(2)	20,800	6,577	2,648	(1,103)	28,922
Provision (benefit) for credit losses	7,888	1,107	80	(1)	9,074
Non-interest expense	9,730	3,827	1,493	347	15,397
Income (loss) from continuing operations before income taxes	3,182	1,643	1,075	(1,449)	4,451
Income tax provision (benefit)	756	388	254	(601)	797
Income (loss) from continuing operations, net of tax	$2,426	$1,255	$821	$(848)	$3,654
Loans held for investment	$156,651	$76,758	$86,834	$0	$320,243
Deposits	0	309,569	30,598	13,464	353,631

	Three Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,114	$2,133	$621	$(445)	$7,423
Non-interest income	1,513	142	288	0	1,943
Total net revenue (loss)(2)	6,627	2,275	909	(445)	9,366
Provision for credit losses	1,953	213	116	2	2,284
Non-interest expense	3,015	1,262	512	71	4,860
Income (loss) from continuing operations before income taxes	1,659	800	281	(518)	2,222
Income tax provision (benefit)	393	189	67	(217)	432
Income (loss) from continuing operations, net of tax	$1,266	$611	$214	$(301)	$1,790
Loans held for investment	$146,783	$76,844	$91,153	$0	$314,780
Deposits	0	290,789	36,035	19,187	346,011

140	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$14,498	$6,762	$1,901	$(1,439)	$21,722
Non-interest income	4,375	426	757	1	5,559
Total net revenue (loss)(2)	18,873	7,188	2,658	(1,438)	27,281
Provision for credit losses	6,298	747	521	3	7,569
Non-interest expense	9,073	3,776	1,524	226	14,599
Income (loss) from continuing operations before income taxes	3,502	2,665	613	(1,667)	5,113
Income tax provision (benefit)	830	629	145	(672)	932
Income (loss) from continuing operations, net of tax	$2,672	$2,036	$468	$(995)	$4,181
Loans held for investment	$146,783	$76,844	$91,153	$0	$314,780
Deposits	0	290,789	36,035	19,187	346,011

_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $624 million and $1.9 billion in the three and nine months ended September 30, 2024, respectively, and $449 million and $1.3 billion in the three and nine months ended September 30, 2023, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2024 and 2023.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,086	$113	$28	$1	$1,228
Service charges and other customer-related fees	0	23	92	0	115
Other	67	36	1	0	104
Total contract revenue	1,153	172	121	1	1,447
Revenue (reduction) from other sources	356	10	171	(46)	491
Total non-interest income (loss)	$1,509	$182	$292	$(45)	$1,938

141	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,222	$318	$81	$1	$3,622
Service charges and other customer-related fees	0	66	239	0	305
Other	271	101	6	0	378
Total contract revenue	3,493	485	326	1	4,305
Revenue (reduction) from other sources	998	28	518	(37)	1,507
Total non-interest income (loss)	$4,491	$513	$844	$(36)	$5,812

	Three Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,115	$92	$27	$0	$1,234
Service charges and other customer-related fees	0	21	78	0	99
Other	111	28	3	0	142
Total contract revenue	1,226	141	108	0	1,475
Revenue from other sources	287	1	180	0	468
Total non-interest income	$1,513	$142	$288	$0	$1,943

	Nine Months Ended September 30, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$3,251	$270	$64	$1	$3,586
Service charges and other customer-related fees	0	64	173	(1)	236
Other	257	74	16	0	347
Total contract revenue	3,508	408	253	0	4,169
Revenue from other sources	867	18	504	1	1,390
Total non-interest income	$4,375	$426	$757	$1	$5,559

__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses.

142	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2024 and December 31, 2023. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Credit card lines	$412,905	$392,867	N/A	N/A
Other loan commitments(1)	44,698	46,951	$72	$99
Standby letters of credit and commercial letters of credit(2)	1,266	1,465	27	23
Total unfunded lending commitments	$458,869	$441,283	$99	$122
__________
(1)Includes $5.0 billion and $4.7 billion of advised lines of credit as of September 30, 2024 and December 31, 2023, respectively.
(2)These financial guarantees have expiration dates that range from 2025 to 2027 as of September 30, 2024.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $145 million and $137 million as of September 30, 2024 and December 31, 2023, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

143	Capital One Financial Corporation (COF)

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
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of September 30, 2024 are approximately $400 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some litigation matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We are named as a defendant in 4 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec. The preliminary certification decision in British Columbia was appealed, with both sides contesting portions of the ruling. On July 4, 2024, the British Columbia Court of Appeals denied both parties’ appeals. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This

144	Capital One Financial Corporation (COF)

decision also has been appealed. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but currently remain at a preliminary stage. A fifth putative class action in Ontario was dismissed with prejudice and all appeals of that decision have now been exhausted.
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
Savings Account Litigation and Related Government Investigation
On July 10, 2023, we were sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to our introduction of a new savings account product with a higher interest rate than existing savings account products (“Savings Account Litigation”). Since the original suit, we have also been sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, we filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024 and the court set a trial date in July 2025. We filed a motion to dismiss the consolidated complaint, which is fully briefed and pending with the court.
In August 2024, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) relating to the savings account products at issue in the litigation. In October 2024, the CFPB issued a Notice of Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB is considering an enforcement action against us on similar grounds as the claims in the Savings Account Litigation. We are responding to the NORA letter and it is possible the CFPB will pursue an enforcement action, including possible litigation, at the end of the NORA process.
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
Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that they would be collecting the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly collection periods at a lower annual rate. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment

145	Capital One Financial Corporation (COF)

based on our 2022 Call Report, which was revised and refiled during 2023. We recognized incremental operating expenses in 2024 as a result of updates from the FDIC related to our portion of the FDIC’s estimate of relevant DIF losses. We have recognized $330 million of operating expenses related to the special assessment as of September 30, 2024.
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

146	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

147	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the third quarter of 2024. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
July	402,507	$143.69	402,507	$4,276
August	560,748	124.28	421,674	4,217
September	237,214	141.29	237,214	4,184
Total	1,200,469	136.61	1,061,395
(1) In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 139,074 shares withheld in August to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
Mark Daniel Mouadeb, our President, U.S. Card, entered into a pre-arranged stock trading plan on July 25, 2024. Mr. Mouadeb’s plan provides for the associated sale of up to 1,993.795 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and December 31, 2024.
Robert M. Alexander, our Chief Information Officer, entered into a pre-arranged stock trading plan on August 8, 2024. Mr. Alexander’s plan provides for the associated sale of up to 16,594 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and October 29, 2025.
Michael Zamsky, our Chief Credit and Financial Risk Officer, entered into a pre-arranged stock trading plan on August 13, 2024. Mr. Zamsky’s plan provides for the associated sale of up to 20,101 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and May 12, 2025.

148	Capital One Financial Corporation (COF)

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and Capital One’s policies regarding transactions in its securities.

Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

149	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
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

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

150	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: October 31, 2024	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

151	Capital One Financial Corporation (COF)