Form 10-K
period 2024-12-31
CAPITAL ONE FINANCIAL CORP
filed 2025-02-20
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2024 was approximately $52.3 billion. As of January 31, 2025, there were 381,327,698 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 08, 2025, are incorporated by reference into Part III.

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
As of December 31, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
References to “this Report” or our “2024 Form 10-K” or “2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. All references to 2024, 2023 and 2022, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Certain business terms used in this document are defined in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
We were the third largest issuer of Visa® (“Visa”) and MasterCard® (“MasterCard”) credit cards in the U.S. based on the outstanding balance of credit card loans as of December 31, 2024. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of December 31, 2024, we service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”).
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
On February 18, 2025, Capital One and Discover each held a special meeting of their respective stockholders. During the respective meetings, Capital One stockholders approved by the requisite vote the issuance of Capital One common stock as

4	Capital One Financial Corporation (COF)

merger consideration to the holders of Discover common stock, and Discover stockholders adopted by the requisite vote the Merger Agreement. The closing of the Transaction remains subject to the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals.
Walmart Program Agreement Termination
On May 21, 2024, our credit card program agreement with Walmart terminated (“Walmart Program Termination”). Pursuant to terms of the termination, Capital One retained ownership and servicing of the existing credit card portfolio and is nearing completion of converting eligible customers into Capital One branded card products.
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

OPERATIONS AND BUSINESS SEGMENTS
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with our deposits, long-term debt and other borrowings. We also earn non-interest income which primarily consists of interchange income, net of reward expenses, and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the Transaction.
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in the U.K. and Canada.
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
Customer usage and payment patterns, estimates of future expected credit losses, levels of marketing expense and operating efficiency all affect our profitability. In our Credit Card business, we generally experience fluctuations in purchase volume and the level of outstanding loan receivables from seasonal variances in consumer spending and payment patterns which, for example, have historically been the highest around the winter holiday season. Net charge-off rates for our credit card loan portfolio have historically exhibited seasonal patterns as well and generally tend to be the highest in the first quarter of the year.
For additional information on our business segments, including the financial performance of each business, see “Part II—Item 7. MD&A—Executive Summary,” “Part II—Item 7. MD&A—Business Segment Financial Performance” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” of this Report.

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
Our Consumer Banking and Commercial Banking businesses compete with national, state and direct banks as well as with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, commercial banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-bank institutions that are able to offer these products and services.
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
Capital and Stress Testing Regulation
The Company and the Bank are subject to capital adequacy guidelines adopted by the Federal Reserve and OCC, respectively. For a further discussion of the capital adequacy guidelines, see “Part II—Item 7. MD&A—Capital Management” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 12—Regulatory and Capital Adequacy.”
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
The Stress Capital Buffer Rule does not apply to the Bank. Pursuant to the OCC’s capital regulations, which are only applicable to the Bank, the capital conservation buffer for the Bank continues to be fixed at 2.5%. Therefore, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively. See “Part II—Item 7. MD&A—Capital Management” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 12—Regulatory and Capital Adequacy” for additional information.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffers, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
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
Pursuant to the CECL Transition Rule, a banking institution could elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies used a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions were permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. From January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact were being phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

9	Capital One Financial Corporation (COF)

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2024, the Company and the Bank are subject to the Market Risk Rule. See “Part II一Item 7. MD&A一Market Risk Profile” for additional information.
Basel III Finalization Proposal
In July 2023, the Federal Banking Agencies released a notice of proposed rulemaking (“Basel III Finalization Proposal”) to revise the Basel III Capital Rules applicable to banking organizations with total assets of $100 billion or more and their subsidiary depository institutions, including the Company and the Bank.
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
The Basel III Finalization Proposal includes a proposed effective date of July 1, 2025, subject to a three-year transition period ending July 1, 2028, over which risk-weighted assets calculated under the Expanded Risk-Based Approach and the recognition of AOCI in CET1 capital would be phased in. It is uncertain when or if a final rule will be adopted, and if so, whether and to what extent it will differ from the Basel III Finalization Proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on the Company and the Bank, remain uncertain.
FDICIA and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the Federal Banking Agencies to take PCA for banks that do not meet minimum capital requirements. FDICIA establishes five capital ratio levels: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The three undercapitalized categories are based upon the amount by which a bank falls below the ratios applicable to an adequately capitalized institution. The capital categories relate to FDICIA’s PCA provisions and such capital categories may not constitute an accurate representation of the Bank’s overall financial condition or prospects.
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

10	Capital One Financial Corporation (COF)

bank’s capital category or take other action against banks that are determined to be in an unsafe or unsound condition or to have engaged in unsafe or unsound banking practices.
Capital Planning and Stress Testing
Under the Federal Reserve’s capital plan rule, a covered company, such as the Company, must submit a capital plan to the Federal Reserve on an annual basis that contains a description of all planned capital actions, including dividends or stock repurchases, over a nine-quarter planning horizon beginning with the first quarter of the calendar year the capital plan is submitted.
Pursuant to the capital plan rule, the Company must file its capital plan with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve will release the results of the supervisory stress test and notify the Company of its preliminary stress capital buffer requirement by June 30 of that year, and final stress capital buffer requirement by August 31 of that year. The Company’s final stress capital buffer requirement will be effective from October 1 of the year in which the capital plan is submitted through September 30 of the following year. As a general matter, the Company may make capital distributions in excess of those included in its capital plan without the prior approval of the Federal Reserve so long as the Company is otherwise in compliance with the capital rule’s automatic limitations on capital distributions. However, as described below, in the event a capital plan resubmission is required, all capital distributions would be subject to the prior approval of the Federal Reserve.
The Federal Reserve’s capital plan rule further provides that if a covered company determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted its capital plan, it must update and resubmit its capital plan within 30 calendar days, subject to a potential 60-day extension. We determined that our proposed acquisition of Discover constitutes a material change and submitted an updated capital plan as required by the capital plan rule. In addition, the capital plan rule provides that upon the occurrence of an event requiring resubmission, a covered company may not make any capital distribution unless it has received approval of the Federal Reserve. Accordingly, all our capital distributions are now subject to the prior approval of the Federal Reserve pending the Federal Reserve’s consideration of our resubmitted capital plan. We have received prior approval of the Federal Reserve to make certain capital distributions.
We are also subject to supervisory and company-run stress testing requirements (also known as the Dodd-Frank Act stress tests (“DFAST”). DFAST is a forward-looking exercise conducted by the Federal Reserve and each covered company to help assess whether a company has sufficient capital to absorb losses and continue operations during adverse economic conditions. In particular, the Federal Reserve is required to conduct annual stress tests on certain covered companies, such as the Company, to ensure that the covered companies have sufficient capital to absorb losses and continue operations during adverse economic conditions, as well as to determine the Company’s stress capital buffer requirement as described above. As a Category III institution, we are also required to conduct company-run stress tests and publish the results of such tests on our website or other public forum on a biennial basis. Under the OCC’s stress test rule, a bank with at least $250 billion in assets, including the Bank, must conduct its own company-run stress tests. The Bank must also disclose the results of its stress test on a biennial basis.
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
Liquidity Regulation

11	Capital One Financial Corporation (COF)

The Company and the Bank are subject to minimum liquidity standards as adopted by the Federal Reserve and OCC, respectively. For a further discussion of the minimum liquidity standards, see “Part II一Item 7. MD&A一Liquidity Risk Profile.”
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
The Company is required by Section 165(d) of the Dodd-Frank Act to submit to the Federal Reserve and FDIC every three years a resolution plan for orderly resolution in the event it faces material financial distress or failure, with submissions alternating between a full resolution plan and a targeted resolution plan. Following review of a plan, the Federal Reserve and

12	Capital One Financial Corporation (COF)

FDIC may jointly determine that a resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. If the Company were to fail to adequately address deficiencies jointly identified by the Federal Reserve and FDIC in a timely manner, it may be subject to more stringent capital, leverage, or liquidity requirements, or restrictions on growth, activities, or operations. In July 2024, the Federal Reserve and FDIC extended the deadline for the next full resolution submission from March 31, 2025 to October 1, 2025.
The Bank, as an insured depository institution, is required by FDIC regulation to submit its own resolution plan to the FDIC. In June 2024, the FDIC issued a final rule amending the resolution plan submission requirements applicable to insured depository institutions with $50 billion or more in total assets, including the Bank. Under the final rule, the Bank is required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, under the final rule, the Bank’s resolution plan submissions are subject to more detailed content requirements and a new credibility standard for the FDIC’s evaluation of resolution plans, which is enforceable against the Bank.
In addition, the OCC has issued enforceable guidelines requiring banks with assets of $100 billion or more, including the Bank, to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or non-financial risks but have not deteriorated to the point that resolution is imminent.
Long-Term Debt and Clean Holding Company Proposal
In September 2023, the Federal Banking Agencies proposed a rule that would require banking organizations with $100 billion or more in total assets, including the Company, to comply with certain long-term debt requirements and so called “clean holding company” requirements that are designed to improve the resolvability of covered organizations (“LTD Proposal”). If adopted as proposed, the LTD Proposal would require the Company and the Bank to each maintain a minimum outstanding eligible long-term debt amount of no less than the greatest of (i) 6% of total risk-weighted assets, (ii) 2.5% of total leverage exposure and (iii) 3.5% of average total consolidated assets. To qualify as eligible long-term debt, a debt instrument would be required to meet the requirements currently applicable under the rules that apply to U.S. G-SIBs, as well as certain additional requirements. Additionally, the clean holding company requirements included in the LTD Proposal would limit or prohibit the Company from entering into certain transactions that could impede its orderly resolution. It is uncertain when or if a final rule will be adopted, and if so, whether and to what extent it will differ from the LTD Proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on the Company and the Bank, remain uncertain.
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
FDIC Orderly Liquidation Authority
The Dodd-Frank Act provides the FDIC with liquidation authority that may be used to liquidate non-bank financial companies and BHCs if the Treasury Secretary, in consultation with the President of the United States and based on the recommendation of the Federal Reserve and other appropriate Federal Banking Agencies, determines that doing so is necessary, among other criteria, to mitigate serious adverse effects on U.S. financial stability. Upon such a determination, the FDIC would be appointed receiver and must liquidate a company in a way that mitigates significant risks to financial stability and minimizes moral hazard. The costs of a liquidation of a company would be borne by shareholders and unsecured creditors and then, if necessary, by risk-based assessments on large financial companies. The FDIC has issued rules implementing certain provisions of its liquidation authority.
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

13	Capital One Financial Corporation (COF)

The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020, to restore the DIF reserve ratio to meet or exceed 1.35 percent within eight years. On October 18, 2022, the FDIC finalized a rule that increases the initial base deposit insurance assessment rate schedules by 2 basis points (“bps”) for all insured depository institutions to improve the likelihood that the DIF reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The rule took effect in January 2023 and this increase was reflected in the Bank’s first quarterly assessment in 2023.
In November 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced in March 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that it would be collecting the special assessment at an annual rate of approximately 13.4 bps over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly collection periods, at a lower annual rate. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. For additional information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
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

14	Capital One Financial Corporation (COF)

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
In March 2024, the CFPB issued a final rule amending Regulation Z that, if it goes into effect as currently issued, would significantly lower the safe harbor amount for past due fees that large credit card issuers, including the Bank, can charge on consumer credit card accounts. The final rule is currently stayed as a result of ongoing litigation. Moreover, in October 2024, the CFPB issued a final rule that will require certain financial institutions, including the Company, to, among other things, share certain data on certain consumer financial products and services upon request of the consumer. For more information on risks related to these rules, see the risk factors set forth under “Item 1A. Risk Factors.”
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
Debit Card Interchange Fees and Transaction Processing
As an issuer of credit and debit cards, the Bank earns interchange fees, which are paid by merchants, when customers use its cards. The Bank is subject to the Federal Reserve’s Regulation II, which limits the amount of interchange fees that can be charged per debit card transaction for debit card issuers with over $10 billion in assets and places certain prohibitions on payment routing restrictions and network exclusivity. The Federal Reserve has proposed, but not yet finalized, amendments to Regulation II that would lower the cap on debit interchange fees and institute a process for automatically recalculating the debit interchange fee cap every two years based upon a biennial survey of large debit card issuers.
Privacy, Data Protection and Data Security
We are, or may become, subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For example, at the federal level, we are currently subject to the Gramm-Leach-Bliley Act (“GLBA”) and the FCRA, among other laws and regulations, and may become subject to additional privacy, data protection and data security requirements as a result of future laws, rules or regulations. This includes, for instance, the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”), which, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). Moreover, legislative updates have been proposed in the U.S. Congress for more comprehensive privacy, data protection and data security legislation, to which we may be subject if passed. At the state level, California has enacted the California Consumer Privacy Act (as amended by the California Privacy Rights Act, collectively, the “CCPA”) and continues to issue regulations thereunder, and various other states also have enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply. Additionally, the Federal Banking Agencies, as well as related self‐regulatory organizations, have issued guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.
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

15	Capital One Financial Corporation (COF)

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
For further discussion of our cybersecurity risk management, see “Item 1C. Cybersecurity.”
Anti-Money Laundering, Combating the Financing of Terrorism and Economic Sanctions
The Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“Patriot Act”), and its implementing regulations require financial institutions to, among other things, implement a risk-based compliance program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, the implementation of policies, procedures, and internal controls, record-keeping and customer due diligence.
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
The Anti-Money Laundering Act of 2020 (“AML Act”), enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to issue a number of rules that will update and expand the BSA’s regulatory requirements. For example, the AML Act requires FinCEN to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities (the “National Priorities”), which the agency did in June 2021, and to conduct studies and issue regulations that may alter some of the due diligence, record-keeping and reporting requirements that the BSA and Patriot Act impose on banks. FinCEN has yet to issue a final rule that establishes the compliance obligations of financial institutions with respect to the National Priorities, and several other mandatory rule makings under the AML Act remain outstanding. The AML Act also promotes increased information-sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.
We are also required to comply with sanctions laws and regulations administered and imposed by the United States government, including the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) and the Department of State, as well as comparable sanctions programs imposed by foreign governments and multilateral bodies. Sanctions can be either comprehensive or selective and use the blocking of assets and trade restrictions to accomplish foreign policy and national security goals.
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
Broker-Dealer Activities
Certain of our non-bank subsidiaries are subject to regulation and supervision by various federal and state authorities. Capital One Securities, Inc., KippsDeSanto & Company and TripleTree, LLC are registered broker-dealers regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”). These broker-dealer subsidiaries are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, broker-

16	Capital One Financial Corporation (COF)

dealers are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others, and to keep a substantial portion of their assets in relatively liquid form. These rules also limit the ability of a broker-dealer to transfer capital to its parent companies and other affiliates. Broker-dealers are also subject to regulations covering their business operations, including sales and trading practices, public and private offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees.
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
Regulation by Authorities Outside the United States
The Bank is subject to laws and regulations in foreign jurisdictions where it operates, primarily in the U.K. and Canada. In the U.K., the Bank operates through COEP, an authorized payment institution regulated by the Financial Conduct Authority (“FCA”). COEP’s parent, Capital One Global Corporation, is wholly owned by the Bank and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K. COEP does not take deposits. In Canada, the Bank operates as an authorized foreign bank and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). Capital One Canada does not take deposits. The primary regulators of Capital One Canada are the Office of the Superintendent of Financial Institutions (“OSFI”) and the Financial Consumer Agency of Canada (“FCAC”).
The foreign legal and regulatory requirements to which the Company’s non-U.S. operation are subject include, among others, those related to consumer protection, business practices and limits on interchange fees. For more information on foreign regulatory activity concerning interchange fees, please see “Item 1A. Risk Factors” under the heading “Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions.”
We also are, or may become, subject to continuously evolving and developing laws and regulations in other jurisdictions regarding privacy, data protection and data security. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) as well as the provincial privacy laws, and may become subject to additional privacy, data protection and data security laws and regulations in Canada, including those which may differ from PIPEDA and the provincial privacy laws, if passed. We also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”). In addition, subject to limited exceptions, the European Union (“EU”) General Data Protection Regulation (“EU GDPR”) applies EU data protection laws to certain companies processing personal data of individuals in the European Economic Area, regardless of the company’s location. These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. Significant uncertainty exists as privacy, data protection, and data security laws and regulations may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For more information on privacy, data protection and data security requirements, please see “Privacy, Data Protection and Data Security.”

17	Capital One Financial Corporation (COF)

HUMAN CAPITAL RESOURCES
Our human capital practices are designed to develop a collaborative work environment while rewarding employees based on the merit of their work. We prioritize employee recruitment, development, recognition and retention. As of December 31, 2024, Capital One had approximately 52,600 employees worldwide, whom we refer to as “associates.” The following disclosures provide information on our human capital resources, including certain human capital objectives and measures that we focus on in managing our business.
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
Hiring, Developing, and Retaining
We employ a comprehensive people strategy that includes significant investments in recruiting and associate development in order to attract and retain top talent from all backgrounds. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms, on-campus recruiting and diversity-related recruiting events and initiatives, among others. Investment in associate training and professional development is important to maintaining our talent competitiveness. Our internal enterprise learning and development team blends multiple approaches to learning to support associate development across lines of business, levels, and roles, including online and live classroom training. In addition to formal programming provided by learning professionals, including regulatory compliance, role-specific topics and others, our peer-to-peer learning strategy allows associates to be both learners and teachers, further enhancing a culture of learning. We also focus on cultivating talent with leadership development courses, cohort-based programs, network building and coaching.
On a quarterly basis, we review our ability to attract and retain talent. Each line of business and staff group reviews hiring, tenure and attrition metrics as part of this assessment, and they implement mitigation plans when needed.
At Capital One, we also value the diversity of our talent, and our employee programs are intended to support a culture of belonging. Our DIB strategy is developed and executed in close collaboration with leaders and teams across the organization. These efforts are overseen by the Chief Diversity & Inclusion Officer, and members of the Executive Committee sponsor Capital One’s Business Resource Groups, associate-led organizations that are open to everyone and enrich our culture of belonging and deepen our understanding of diversity across our associates.
Our corporate website contains additional information regarding employee programs and workforce composition, such as that reported to the U.S. Equal Employment Opportunity Commission on the mandatory EEO-1 report.
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

TECHNOLOGY AND INTELLECTUAL PROPERTY

18	Capital One Financial Corporation (COF)

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
Intellectual Property and Other Proprietary Information
As part of our overall and ongoing strategy to protect and enhance our intellectual property rights, we rely on a variety of protections, including copyrights, trademarks, trade secrets, patents and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to, or distribution of, our other proprietary and confidential information. Any patents we may obtain may increase our competitive advantage, protect our investments in commercializing our technology, preserve our freedom to operate, and allow us to enter into licensing (e.g., cross-licenses) or other arrangements with third parties. For a discussion of risks associated with intellectual property, see “Item 1A. Risk Factors” under the heading “If we are not able to protect our intellectual property rights, or we violate third-party intellectual property rights, our revenue and profitability could be negatively affected.”

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•risks relating to the pending Transaction, including the risk that the cost savings and any revenue synergies and other anticipated benefits from the Transaction may not be fully realized or may take longer than anticipated to be realized; disruption to our business and to Discover’s business as a result of the announcement and pendency of the Transaction; the risk that the integration of Discover’s business and operations into ours, including into our compliance management program, will be materially delayed or will be more costly or difficult than expected, or that we are otherwise unable to successfully integrate Discover’s business into ours, including as a result of unexpected factors or events; the possibility that the requisite regulatory approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that requisite regulatory approvals may result in the imposition of conditions that could adversely affect us or the expected benefits of the Transaction following the closing of the Transaction); reputational risk and the reaction of customers, suppliers, employees or other business partners of ours or of Discover to the Transaction; the failure of the closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in completing the Transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the dilution caused by our issuance of additional shares of our common stock in connection with the Transaction; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; risks related to management and oversight of our expanded business and operations following the Transaction due to the increased size and complexity of our business; the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction or the size, scope and complexity of our business operations following the Transaction; the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us (before or after the Transaction) or against Discover; the risk that expectations regarding the timing, completion and accounting and tax treatments of the Transaction are not met; the risk that any announcements relating to the Transaction could have adverse effects on the market price of our common stock; certain restrictions during the pendency of the Transaction; the diversion of management’s attention from ongoing business operations and opportunities; the risk that revenues following the Transaction may be lower than expected and/or the risk that certain expenses, such as the provision for credit losses, of Discover or the surviving entity may be greater than expected; our and Discover’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing; effects of the announcement, pendency or completion of the Transaction on our or Discover’s ability to retain customers and retain and hire key personnel and maintain relationships with our and Discover’s suppliers and other business partners, and on our and Discover’s operating results and businesses generally; and other factors that may affect our future results or the future results of Discover;

20	Capital One Financial Corporation (COF)

•changes and instability in the macroeconomic environment, resulting from factors that include, but are not limited to monetary and fiscal policy actions, geopolitical conflicts or instability, such as the war between Ukraine and Russia and the conflict in the Middle East, labor shortages, government shutdowns, inflation and deflation, potential recessions, technology-driven disruption of certain industries, lower demand for credit, changes in deposit practices and payment patterns;
•increases in credit losses and delinquencies and the impact of incorrectly estimated expected losses, which could result in inadequate reserves;
•compliance with new and existing domestic and foreign laws, regulations and regulatory expectations, which may change over time including as a result of the political and policy goals of elected officials;
•limitations on our ability to receive dividends from our subsidiaries;
•our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders;
•the use, reliability, and accuracy of the models, artificial intelligence, and data on which we rely;
•our ability to manage fraudulent activity risks;
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
•our response to competitive pressures;
•legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions, and by legislation and regulation impacting such fees;
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
•fluctuations in interest rates;
•our ability to maintain adequate sources of funding and liquidity to operate our business;
•our ability to attract, develop, retain and motivate key senior leaders and skilled employees;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;

21	Capital One Financial Corporation (COF)

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
•our ability to protect our intellectual property rights; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.
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
•The consummation of the Transaction is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside either party’s control and that either party may be unable to satisfy or obtain or which may delay the consummation of the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the Transaction or cause the parties to abandon the Transaction.
•We expect to incur substantial expenses related to the Transaction and to the integration of Discover, and the expenses may be greater than anticipated due to unexpected events.
•We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control or Discover’s control. We may also encounter significant difficulties in integrating Discover.
•Our future results may suffer if we do not effectively manage our expanded operations following the Transaction.
•While the Transaction is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.
•Changes and instability in the macroeconomic environment could disrupt capital markets, reduce consumer and business activity, and weaken the labor market, all of which could impact borrowers’ ability to service their debt obligations and adversely impact our financial results.
•Fluctuations in interest rates could adversely affect our business, results of operations and financial condition.
•We may not be able to maintain adequate sources of funding and liquidity to operate our business.

22	Capital One Financial Corporation (COF)

•We may experience increases in delinquencies and credit losses, or we may incorrectly estimate expected losses, which could result in inadequate reserves.
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
•We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.
•Fraudulent activity associated with our products could cause our fraud losses to increase, the use of our products to decrease and our brands to suffer reputational damage, all of which could have a material adverse effect on our business.
•Compliance with new and existing domestic and foreign laws, regulations and regulatory expectations is costly and complex, and any significant changes may adversely affect our business.
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
•Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions.
•If we are not able to invest successfully in and introduce digital and other technological developments across all our businesses, our financial performance may suffer.
•We may fail to realize the anticipated benefits of our mergers, acquisitions and strategic partnerships.
•Reputational risk and social factors may impact our results and damage our brand.
•If we are not able to protect our intellectual property rights, or we violate third-party intellectual property rights, our revenue and profitability could be negatively affected.
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

23	Capital One Financial Corporation (COF)

•We face risks from the use of or changes to assumptions or estimates in our financial statements.
•The soundness of other financial institutions and other third parties, actual or perceived, could adversely affect us.
Risks Relating to the Acquisition of Discover
We have identified certain additional risk factors in connection with the Merger Agreement and the proposed Transaction. For additional information concerning these risks, uncertainties and assumptions, please refer to the section entitled “Risk Factors” included in our joint proxy statement/prospectus included in the registration statement declared effective by the SEC on January 6, 2025.
The consummation of the Transaction is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside either party’s control and that either party may be unable to satisfy or obtain or which may delay the consummation of the Transaction or result in the imposition of conditions that could reduce the anticipated benefits from the Transaction or cause the parties to abandon the Transaction.
Consummation of the Transaction is contingent upon the satisfaction of a number of conditions, some of which are beyond either party's control, including, the receipt of the requisite regulatory approvals and the absence of any order, injunction, decree or other legal restraint preventing the completion of the Transaction.
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
These conditions to the closing of the Transaction may not be fulfilled in a timely manner, or at all, and, accordingly, the Transaction may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, or either party may elect to terminate the Merger Agreement in certain other circumstances.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations, obligations or costs or place restrictions on our conduct after the closing of the Transaction. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Transaction or of imposing additional costs or limitations on us following the Transaction, any of which may have an adverse effect on us.
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
We expect to incur substantial expenses related to the Transaction and to the integration of Discover, and the expenses may be greater than anticipated due to unexpected events.
We have incurred and expect to incur a number of significant non-recurring costs associated with the Transaction and the integration of Discover. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit‐related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. In addition, we will incur integration costs following the completion of the Transaction as we integrate Discover’s business with ours, including facilities and systems consolidation costs and employment-related costs. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits.
While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of these expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to

24	Capital One Financial Corporation (COF)

achieve from the elimination of duplicative expenses and the realization of economies of scale. These expenses may result in us recording increased expenses as a result of the Transaction or the integration of Discover, and the amount and timing of such charges are uncertain at the present and could exceed initial estimates.
We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control or Discover’s control. We may also encounter significant difficulties in integrating Discover.
We may fail to realize the anticipated benefits of the proposed Transaction, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside either party’s control. These factors include, but are not limited to, changes in laws or regulations or the implementation or interpretation of laws or regulation due to changes in government or general economic, political, legislative or regulatory conditions. For example, debit card transactions on three-party networks—comprising the cardholder, merchant and network provider—could become subject to the Federal Reserve’s Regulation II limitation on interchange fees or its prohibition on network exclusivity, and other changes in laws or regulation could impose additional limitations on the fees issuers or networks can charge on debit or credit card transactions or require merchants to be provided an alternative network for transaction routing, any of which may have an adverse effect on our business. Other factors that may impact our ability to achieve the anticipated benefits of the proposed Transaction include the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us (before or after completion of the Transaction) or against Discover, including those related to Discover’s card product misclassification issue. As a result of the Transaction, we will be the legal successor to Discover and as a result we will assume the risks relating to actions that may be currently pending or later instituted against Discover, as well as any ongoing expense in defending and resolving these actions, and may be subject to reputational and other risks associated with Discover’s actions.
Both parties have operated and, until the completion of the Transaction, will continue to operate, independently. The success of the Transaction, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate Discover’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or materially decrease revenues due to loss of customers, as well as our ability to successfully integrate Discover into our Framework, compliance systems and corporate culture, which we believe will require extensive investment, including to enhance the risk management function at Discover consistent with our risk management standards and those of regulators, as well as to address remediation obligations under existing and possible future regulatory orders. The costs of these investments may be greater than anticipated and the benefits thereof may take longer than expected to realize. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of our businesses following the completion of the Transaction. Inconsistencies in standards, controls, procedures and policies between us and Discover could adversely affect us following the completion of the Transaction. The diversion of management’s attention and any delays or difficulties encountered in connection with the Transaction and the integration of Discover’s operations could have an adverse effect on our business, financial condition, operating results and prospects.
An inability to realize the full extent of the anticipated benefits of Transaction, as well as any delays encountered in the integration process, could have an adverse effect on our revenues, levels of expenses and operating results following the completion of the Transaction.
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

25	Capital One Financial Corporation (COF)

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
Changes or instability in the macroeconomic environment may impact payment patterns, consumer spending, and credit losses. Because we offer a broad array of financial products and services to consumers, small businesses and commercial clients, our financial results are impacted by the level of consumer and business activity and the demand for our products and services. A prolonged period of economic weakness, volatility, slow growth, or a significant deterioration in economic conditions, in the countries in which we operate, could have a material adverse effect on our financial condition and results of operations as customers or commercial clients default on their loans, maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
Some of the factors that could disrupt capital markets, reduce consumer and business activity, and weaken the labor market include the following:
•Monetary policy actions, such as changes to interest rates, taken by the Federal Reserve and other central banks, such as the central banks in the United Kingdom and Canada, and a growing fiscal deficit and increase in the U.S. debt to gross domestic product ratio;
•Fiscal policy actions, such as changes to applicable tax codes;
•Geopolitical conflicts or instabilities, such as the war between Ukraine and Russia and the conflict in the Middle East, and increased geopolitical tensions between the U.S. and China;
•Trade wars, tariffs, labor shortages and disruptions of global supply chains;
•The effects of stalemates in the U.S. government, including government shutdowns whether recurring, prolonged or otherwise, developments related to the U.S. federal debt ceiling, default by the U.S. government on its debt obligations, or related credit-rating downgrades;
•Inflation and deflation, including the effects of related governmental responses;
•Concerns over a potential recession, which may lead to adjustments in spending patterns;
•Technology-driven disruption of certain industries, such as those due to advances in AI, robotics and cryptocurrency;
•Lower demand for credit and shifts in consumer behavior, including shifts away from using credit cards, changes in deposit practices, and changes in payment patterns; and
•Changes in usage of commercial real estate, which may have a sustained negative impact on utilization rates and values.
Decreases in overall business activity and changes in customer behavior may lead to increases in our charge-off rate caused by bankruptcies and may reduce our ability to recover debt that we have previously charged-off. Such changes may also decrease the reliability of our internal processes and models, including those we use to estimate our allowance for credit losses,

26	Capital One Financial Corporation (COF)

particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data, as well as our evolving use of AI.”
Fluctuations in interest rates could adversely affect our business, results of operations and financial condition.
Like other financial institutions, our business is sensitive to interest rate movements. Changes in interest rates could adversely affect the results of our operations and financial condition. For example, higher interest rates may increase our borrowing costs and may require us to increase the interest we pay on funds deposited with us and may reduce the market value of our securities holdings. If interest rates increase or if higher interest rates persist for an extended period of time, our expenses may increase further. On the other hand, lower interest rates could also adversely affect our business, results of operations and financial condition. If the rate of economic growth decreased sharply, causing the Federal Reserve to lower interest rates, our net income could be adversely affected. While higher interest rates generally enhance our ability to grow our net interest income, there are potential risks associated with operating in a higher interest rate environment. For example, some customers have been and may continue to be less willing or able overall to borrow at higher interest rates. Higher interest rates also have hindered and may continue to hinder the ability of some borrowers to support required loan payments.
Additionally, interest rate fluctuations and competitor responses to those changes may have a material adverse effect on our financial condition and results of operations, as customers or commercial clients default on their loans, maintain lower deposit levels or, in the case of credit card accounts, reduce demand for credit or (for existing customers) the level of borrowing or purchase activity. For example, increases in interest rates increase debt service requirements for some of our borrowers, which may adversely affect those borrowers’ ability to pay as contractually obligated. This could result in additional or fluctuating delinquencies or charge-offs and negatively impact our results of operations. These changes could reduce the overall yield on our interest-earning asset portfolio.
We assess our interest rate risk by estimating the effect on our net interest income and earnings, economic value and capital under various interest rate scenarios of different direction and magnitude. We take risk mitigation actions based on those assessments. For example, the Company employs various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. The Company’s hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, the Company may experience volatility in our earnings that could adversely affect our profitability and financial condition. We face the risk that changes in interest rates could materially reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed.
Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. See “Part II—Item 7. MD&A—Market Risk Profile” and “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operation” for additional information.
We may not be able to maintain adequate sources of funding and liquidity to operate our business.
We may not be able to maintain adequate sources of funding and liquidity to fund our operations, grow our business, pay our outstanding liabilities and meet regulatory expectations. Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by factors outside of our control, including disruptions, uncertainty or volatility in the capital markets. Additionally, increased charge-offs, rising interest rates, increased refinancing activity and other events may cause our securitization transactions to amortize earlier than scheduled or reduce the value of the securities that we hold for liquidity purposes, which could accelerate our need for additional funding from other sources. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital.
In addition, our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include increases in funding costs, downturns in the geographic markets in which our loans and operations are concentrated, difficulties in credit markets or unforeseen outflows of cash or collateral, including as a result of unusual effects in the market.

27	Capital One Financial Corporation (COF)

Our ability to fund our business and our liquidity position also depend on our ability to attract or maintain deposits. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Although we have historically been able to meet the liquidity needs of customers as necessary, the ability to do so is not assured, especially if a large number of our depositors seek to withdraw their accounts or if our customers seek significant draws on their credit lines, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations and financial condition.
Credit Risk
We may experience increases in delinquencies and credit losses, or we may incorrectly estimate expected losses, which could result in inadequate reserves.
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
Rising credit losses or leading indicators of rising credit losses (such as higher delinquencies, higher rates of nonperforming loans, higher bankruptcy rates, lower collateral values, elevated unemployment rates or changing market terms) may require us to increase our allowance for credit losses, which would decrease our profitability if we are unable to raise revenue or reduce costs to compensate for higher credit losses, whether actual or expected. In particular, we face the following risks in this area:
•Missed Payments: Our customers may fail to make required payments on time and may default or become delinquent. Loan charge-offs (including from bankruptcies) are generally preceded by missed payments or other indications of worsening financial conditions for our customers. Historically, customers are more likely to miss payments during an economic downturn, recession, periods of high unemployment, or prolonged periods of slow economic growth. Customers might also be more likely to miss payments if the payment burdens on their existing debt grow due to higher interest rates, or if inflation outpaces wage growth. Additionally, the CFPB has, among other things, issued a final rule amending Regulation Z that, if it goes into effect as currently issued, would significantly lower the safe harbor amount for past due fees that a large credit card issuer, such as the Bank, can charge on consumer credit card accounts, which could result in changes in consumer repayment patterns.
•Incorrect Estimates of Expected Credit Losses: The credit quality of our loan portfolios can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of expected credit losses in our loan portfolios. This process, which is critical to our financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. We may underestimate our expected credit losses and fail to hold an allowance for credit losses sufficient to account for these credit losses. Incorrect assumptions could lead to material underestimations of expected credit losses and an inadequate allowance for credit losses. See “We face risks resulting from the extensive use of models and data, as well as our evolving use of AI.”
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

28	Capital One Financial Corporation (COF)

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
•Insufficient Asset Values: The collateral we have on secured loans could be insufficient to compensate us for credit losses. When customers default on their secured loans, we attempt to recover collateral where permissible and appropriate. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from our customers. Decreases in real estate and other asset values adversely affect the collateral value for our commercial lending activities, while the auto business is similarly exposed to collateral risks arising from the auction markets that determine used car prices. Borrowers may be less likely to continue making payments on loans if the value of the property used as collateral for the loan is less than what the borrower owes, even if the borrower is still financially able to make the payments. In that circumstance, the recovery of such property could be insufficient to compensate us for the value of these loans upon a default. For example, high vacancy rates in commercial properties may affect the value of commercial real estate, including by causing the value of properties securing commercial real estate loans to be less than the amounts owed on such loans. In our auto business, business and economic conditions that negatively affect household incomes and savings, housing prices and consumer behavior, as well as technological advances that make older cars obsolete faster, could decrease (i) the demand for new and/or used vehicles and (ii) the value of the collateral underlying our portfolio of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 38.1% of our commercial real estate loan portfolio is concentrated in the Northeast region. The regional economic conditions in the Northeast affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth in, or a catastrophic event or natural disaster that disproportionately affects the Northeast region could have a material adverse effect on the performance of our commercial real estate loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.
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

29	Capital One Financial Corporation (COF)

scenarios that are used to annually set our stress capital buffer requirement. There can be significant differences between our modeling and the Federal Reserve’s projections for a given supervisory stress scenario and between the capital needs suggested by our internal stress scenarios and the supervisory stress scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the stress testing processes may suggest that we have a particular capacity to return capital to stockholders and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario or other factors related to our capital management process may reflect a lower capacity to return capital to stockholders than that indicated by the projections released in the stress testing processes. This, in turn, could lead to restrictions on our ability to pay dividends and engage in repurchases of our common stock. See “Item 1. Business—Supervision and Regulation” for additional information.
We also consider various factors in the management of liquidity, including maintaining sufficient liquid assets to meet the requirements of several internal and regulatory stress tests. Regulatory liquidity stress testing, regulatory liquidity requirements, and internal stress tests may, therefore, require us to take actions to increase our liquid assets or alter our activities or funding sources, which could negatively affect our financial results or our ability to return capital to our stockholders. See “Item 1. Business—Supervision and Regulation” for additional information.
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
Our credit ratings are based on a number of factors, including financial strength, as well as factors not within our control, including conditions affecting the financial services industry generally, the macroeconomic environment and changes made by rating agencies to their methodologies or ratings criteria. Our ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely affect our ability to borrow funds, increase our funding cost, increase our cost of capital, limit the number of investors or counterparties willing to do business with or lend to us, adversely limit our ability to access the capital markets and result in additional collateral requirements under certain of our existing agreements, all of which could have a negative impact on our results of operations.
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

30	Capital One Financial Corporation (COF)

Similar to other large corporations in our industry, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, malicious disruption and fraud by employees or persons outside of our company, whether through attacks on Capital One directly, or on our third-party service providers or customers. In addition, the increasing use of near real-time money movement solutions, among other risks, increases the complexity of preventing, detecting and recovering fraudulent transactions. We are also heavily dependent on the security, capability, integrity and continuous availability of the technology systems and networks that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders. Despite our implementation of various internal and external procedures and security measures, our employees, service providers, partners and other third parties with whom we interact may expose us to certain risks as a result of human error. For example, errors in processing wire transfers may result in the inadvertent release of funds in incorrect amounts or to incorrect recipients, and we may be unable to recover such funds.
We also face the risk of adverse customer impacts and business disruption arising from the execution of strategic initiatives and operational plans we may pursue across our operations. For example, when we launch a new product, service or platform for the delivery or distribution of products or services, acquire or invest in a business or make changes to an existing product, service or delivery platform, there is the risk of execution issues related to changes to operations or processes. These issues could be driven by insufficient mitigation of operational risks associated with the change implementation, inadequate training, failure to account for new or changed requirements, or failure to identify or address impacted downstream processes. Furthermore, ineffective change management oversight and governance over the execution of our key projects and initiatives could expose us to operational, strategic and reputational risk and could negatively impact customers or our financial performance. In addition, we may experience increased costs and/or disruptions due to our hybrid work model, which could also affect our ability to operate effectively and maintain our corporate culture.
If we do not maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the resiliency and security of that infrastructure, our business and reputation could be materially adversely affected. We also are subject to disruptions to our systems or networks arising from events that are wholly or partially beyond our control, which may include computer viruses; computer, telecommunications, network, utility, electronic or physical infrastructure outages; bugs, errors, insider threats, design flaws in systems, networks or platforms; availability and quality of vulnerability patches from key vendors, cyber-attacks and other security incidents, natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including civil unrest, terrorist acts and military conflict. Any failure to maintain our infrastructure or prevent disruption of our systems, networks and applications could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or result in potential liability to customers, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.
We also rely on the business infrastructure and systems of third-party service providers (and their supply chains) with which we do business and/or to whom we outsource the operation, maintenance and development of our information technology and communications systems. We have substantially migrated primarily all aspects of our core information technology systems and customer-facing applications to third-party cloud infrastructure platforms, principally AWS. If we fail to architect, administer or oversee these environments in a well-managed, secure and effective manner, or if such platforms become unavailable, are disrupted, fail to scale, do not operate as designed, or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and operations. We must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security and other controls adapted to our reliance on outside platforms and providers. Weakness in our third-party service providers’ processes or controls could impact our ability to deliver products or services to our customers and expose us to compliance and operational risks. In addition, AWS, or other service providers (including, without limitation, those who also rely on AWS) have experienced, and may continue to experience system or telecommunication breakdowns or failures, outages, degradation in service, downtime, failure to scale, software bugs, design flaws, cyber-attacks and other security incidents, insider threats, adverse changes to financial condition, bankruptcy, or other adverse conditions, (including conditions which interfere with our access to and use of AWS) that are outside of our control, any of which could have a material adverse effect on our business and reputation. For example, in January 2025, we experienced a multi-day system outage due to a technical issue experienced by FIS, a third-party service provider, which temporarily impacted certain services for some of our customers. Although we were able to reconnect our systems following restoration of the vendor’s capabilities, there can be no assurance that we will not experience additional system outages in the future as a result of technical issues experienced by our third-party vendors. Any such service outage, particularly where the vendor is the single source from which we obtain such services, could significantly

31	Capital One Financial Corporation (COF)

disrupt our business or negatively impact the relationship we have with customers that rely on such services.. We also face a risk that our third-party service providers might be unable or unwilling to continue to provide services to meet our current or future needs in an efficient, cost-effective, or favorable manner or may terminate or seek to terminate their contractual relationship with us. Any transition to alternative third-party service providers or internal solutions may be difficult to implement, may cause us to incur significant time and expense and may disrupt or degrade our ability to deliver our products and services. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third-party service providers may increase our risk exposure.
Any disruptions, failures or inaccuracies of our operational processes, technology systems, networks and models, including those associated with improvements or modifications to such technology systems, networks and models, or failure to identify or effectively respond to operational risks in a timely manner and continue to deliver our services through an operational disruption, could cause us to be unable to market and manage our products and services, manage our risk, meet our regulatory obligations or report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies or risks, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, the integration of newly acquired businesses, or the prevention or occurrence of cyber-attacks and other security incidents. If we are unable to successfully manage our expenses, our financial results will be negatively affected. Changes to our business, including those resulting from our strategic imperatives, also require robust governance to ensure that our objectives are executed as intended without adversely impacting our customers, associates, operations or financial performance.
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
Our ability to provide our products and services and communicate with our customers, depends upon the management and safeguarding of information systems and infrastructure, networks, software, data, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other third parties with which we do business. We also have arrangements in place with third-party business partners through which we share and receive information about their customers who are or may become our customers. The financial services industry, including Capital One, is particularly at risk because of the increased use of and reliance on digital banking products and other digital services, including mobile banking products, such as mobile payments, and other internet- and cloud-based products and applications, and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure. In addition, global events and geopolitical instability (including, without limitation, the conflict in the Middle East, the war between Ukraine and Russia and the related sanctions imposed by the U.S. and other countries, and increased geopolitical tensions between the U.S. and China) may lead to increased nation state targeting of financial institutions in the U.S. and abroad.
Technologies, systems, networks and other devices of Capital One, as well as those of our employees, service providers, partners and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including computer viruses, hacking, malware, ransomware, denial of service attacks, supply chain attacks, exploitation of vulnerabilities, credential stuffing, account takeovers, insider threats, business email compromise scams or the use of phishing, vishing (through voice messages), smishing (through SMS text), “deep fakes”, or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions in Capital One accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, an attempt to extort Capital One, its third-party service providers or its business partners or other damage. Cyber-attacks and other security incidents that occur in the supply chain of third parties with which we interact could also negatively impact Capital One.
These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure or design flaws. Any of these parties may attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential

32	Capital One Financial Corporation (COF)

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
In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. These third-party breach events could create a threat for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of AI, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. As our employees are operating under our hybrid work model, our remote interaction with employees, service providers, partners and other third parties on systems, networks and environments over which we have less control (such as through employees’ personal devices) increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, expand our usage of mobile, cloud and other internet-based technologies and provide more of such products and these services to a greater number of retail banking customers.
The methods and techniques employed by malicious actors continue to develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and enable persistent access for an extended period of time before being detected and remediated, if at all. We and our service providers and other third parties with which we interact may be unable to anticipate or identify certain attack methods or techniques in order to implement effective preventative or detective measures or mitigate or remediate the damages caused in a timely manner. Similarly, any cyber-attack or other security incident, information or security breach or technology failure that significantly exposes, degrades, destroys or compromises our information systems or networks could adversely impact third parties and the critical infrastructure of the financial services industry, thereby creating additional risk for us.
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
An actual, suspected, threatened or alleged disruption or breach, including as a result of a cyber-attack such as the 2019 Cybersecurity Incident, or media (including social media) reports of alleged or perceived security vulnerabilities or incidents at Capital One or at our service providers, could result in significant legal and financial exposure, regulatory intervention, litigation, enforcement actions, remediation costs, card reissuance, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. Moreover, new regulations may require us to publicly disclose certain information about certain cybersecurity incidents before they have been resolved or fully investigated, and any delays in receiving timely information from impacted service providers and business partners can affect our ability to fully meet applicable disclosure requirements for a given incident. There can be no assurance that unauthorized access or cyber incidents similar to the 2019 Cybersecurity Incident will not occur or that we will not suffer material losses in the future. If future attacks are successful or if customers are unable to access their accounts online for other

33	Capital One Financial Corporation (COF)

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
In addition, we continue to incur increased costs with respect to preventing, detecting, investigating, mitigating, remediating, and recovering from cybersecurity risks, as well as any related attempted fraud. In order to address ongoing and future risks, we must expend significant resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. Further, high profile cyber incidents at Capital One or other large financial institutions could undermine our competitive advantage and divert management attention and resources, lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the global financial system in general, which could result in reduced use of our financial products. We have insurance against some cyber risks and attacks; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event (including if our insurer denies coverage as to any particular claim in the future), and such insurance may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future. In addition, in the case of any cyber-attack or other security incident, information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such incidents.
We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.
We rely on quantitative models and in some cases the use of AI, as well as our ability to manage and aggregate data in an accurate and timely manner, to assess and manage our various risk exposures, create estimates and forecasts, and manage compliance with regulatory capital requirements. We continue to invest in building new capabilities that employ new AI technologies such as generative AI, and we expect our use of these technologies to increase over time. However, there are significant risks involved in utilizing models and AI and no assurance can be provided that our use will enhance our business or produce only intended or beneficial results. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete or misleading output, unexpected results, errors or inadequacies, any of which may not be easily detectable. AI may subject us to new or heightened legal, regulatory, ethical, or other challenges; and negative public opinion of AI could impair the acceptance of AI solutions. Accordingly, if the models or AI solutions that we create or use, or if the content, analyses or recommendations that models or AI solutions assist in producing in our products and services, are, or are perceived to be deficient, inaccurate, biased, unethical or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. We also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
We may use models and AI in processes such as determining the pricing of various products, identifying potentially fraudulent transactions, grading loans and extending credit, measuring interest rate and other market risks, predicting deposit levels or loan losses, assessing capital adequacy, calculating managerial and regulatory capital levels, estimating the value of financial instruments and balance sheet items, and other operational functions. Development and implementation of some of these models, such as the models for credit loss accounting under CECL, require us to make difficult, subjective and complex judgments. Our risk reporting and management, including business decisions based on information incorporating models and the use of AI, depend on the effectiveness of our models and AI and our policies, programs, processes and practices governing how data, models and AI, as applicable, are acquired, validated, stored, protected, processed and analyzed. Any issues with the quality or effectiveness of our data aggregation and validation procedures, as well as the quality and integrity of data inputs, formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models and AI based on historical data sets might not be accurate predictors of future outcomes and their ability to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market

34	Capital One Financial Corporation (COF)

movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events).

While we continuously update our policies, programs, processes and practices, many of our data management, modeling, AI, aggregation and implementation processes are manual and may be subject to human error, data limitations, process delays or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs. If our Framework is ineffective, we could suffer unexpected losses which could materially adversely affect our results of operation or financial condition. Also, any information we provide to the public or to our regulators based on incorrectly designed or implemented models or AI could be inaccurate or misleading. Some of the decisions that our regulators make could be affected adversely due to the perception that the quality of the data, models and AI used to generate the relevant information is insufficient. In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and data security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, privacy, data protection and data security laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, competitive or technological risks that may arise relating to the use of AI.
Fraudulent activity associated with our products could cause our fraud losses to increase, the use of our products to decrease and our brands to suffer reputational damage, all of which could have a material adverse effect on our business.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to be a persistent inherent risk for the financial services industry. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent and perpetrators are growing ever more sophisticated. Emerging generative AI capabilities, such as synthetic voice and conversation generation, introduced an increase in fraud risks, especially in the form of identity fraud. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. Consumer activists and regulators have sought to expand financial institutions’ responsibility to hold customers harmless for fraudulent transactions that they authorized on their accounts.
Our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches and we expand our digital banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Furthermore, high-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention or other actions (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts and cards and which could have a material adverse effect on our business.
Legal and Regulatory Risk
Compliance with new and existing domestic and foreign laws, regulations and regulatory expectations is costly and complex, and any significant changes may adversely affect our business.
A wide array of laws and regulations, including banking, tax and consumer lending laws and regulations, apply to every aspect of our business and these laws can be uncertain and evolving. We and our subsidiaries are also subject to supervision and examination by multiple regulators both in the U.S. and abroad, and the manner in which our regulators interpret applicable laws and regulations may affect how we comply with them.
Failure to comply with these laws and regulations and effectively navigate this complex regulatory landscape, even if the failure is inadvertent, results from human error or reflects a difference in interpretation or conflicting legal requirements, could subject

35	Capital One Financial Corporation (COF)

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
Applicable rules and regulations may affect us disproportionately compared to our competitors or in an unforeseen manner. For example, we have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit card and auto loans, which typically have higher delinquencies and charge-offs than prime customer accounts. As a result, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged-off debt and vehicle repossession. These and other consumer lending activities are subject to customer complaints and enhanced legal and regulatory scrutiny from regulators, courts and legislators. Any future changes to or legal liabilities resulting from our business practices in these areas, including our debt collection practices and the fees we charge, whether mandated by regulators, courts, legislators or otherwise, could have a material adverse impact on our financial condition.
The legislative, regulatory and supervisory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, growth, liquidity and capital levels. For example, the CFPB has announced several initiatives related to the amounts and types of fees financial institutions may charge, including a final rule amending Regulation Z that, if it goes into effect as currently issued, would significantly lower the safe harbor amount for past due fees that a large credit card issuer, such as the Bank, can charge on consumer credit card accounts. Such changes could affect our ability or willingness to provide certain products or services, necessitate changes to our business practices, or reduce our revenues. There may also be future rulemaking in emerging regulatory areas, such as climate-related risks and new technologies. Adoption of new technologies, such as distributed ledger technologies, tokenization, cloud computing, AI and machine learning technologies, can present unforeseen challenges in applying and relying on existing compliance systems. In addition, some laws and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us. Furthermore, political and policy goals of elected officials may change over time, which could impact the rulemaking, supervision, examination and enforcement priorities of the Federal Banking Agencies.
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
We are subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For further discussion of applicable privacy, data protection and data security laws and regulations, see “Item 1. Business—Supervision and Regulation” under the headings “Privacy, Data Protection and Data Security” and “Regulation by Authorities Outside the United States.” These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. Significant uncertainty exists as privacy, data protection, and data security laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
Further, we make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our

36	Capital One Financial Corporation (COF)

privacy policies and other statements that provide promises and assurances about privacy, data protection and data security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. We have been subject to these types of claims in the past, and there can be no assurance that we will not be subject to these types of claims in the future. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to individuals, including our customers, about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by individuals, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.
Our efforts to comply with GLBA, FCRA, CCPA, PIPEDA and provincial privacy laws, EU GDPR, U.K. GDPR and other privacy, data protection and data security laws and regulations, as well as our posted privacy policies, and related contractual obligations to third parties, entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy, data protection and data security violations continue to increase. The enactment of more restrictive laws or regulations, or future enforcement actions, litigation or investigations, could impact us through increased costs or restrictions on our business, and any noncompliance or perceived noncompliance could result in monetary or other penalties, harm to our reputation, distraction to our management and technical personnel and significant legal liability.
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
In addition, financial institutions, such as ourselves, face significant regulatory scrutiny, which can lead to public enforcement actions or nonpublic supervisory actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by, among other regulatory bodies, the Federal Banking Agencies, SEC, CFTC and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the OCC, CFPB, Department of Justice, FinCEN and state Attorneys General. For example, on January 14, 2025, the CFPB brought an action in the United States District Court for the Eastern District of Virginia making claims similar to the ongoing previously disclosed savings account litigation.
Over the last several years, federal and state regulators have focused on risk management, compliance with anti-money laundering (“AML”) and sanctions laws, privacy, data protection and data security, use of service providers, fair lending, unfair or deceptive practices, and other consumer protection issues and innovative activities, such as those that utilize AI and other new technology. Regulators have indicated the potential for escalating consequences for banks that do not timely resolve open issues or have repeat issues. Regulatory scrutiny is expected to continue in these areas, including as a result of implementation of the AML Act of 2020.
We expect that regulators and governmental enforcement bodies will continue taking public enforcement actions against financial institutions in addition to addressing supervisory concerns through nonpublic supervisory actions or findings, which could involve restrictions on our activities, or our ability to make acquisitions or otherwise expand our business, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to supervisory review or an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further customer remuneration, judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government

37	Capital One Financial Corporation (COF)

investigations and other regulatory actions could generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings to which we are subject, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
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
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers, are not subject to the same regulatory requirements or scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or cryptocurrencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. If we are unable to continue to keep pace with innovation, do not effectively market our products and services or are prohibited from or unwilling to enter emerging areas of competition, our business and results of operations could be adversely affected. Also, our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than we do, which could impair our ability to compete effectively. In addition, government actions or initiatives may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors. For example, the CFPB has released a final rule that will require certain financial institutions, including the Company, to share certain financial information with third parties upon a customer’s request, which could enable those third parties to offer competing financial services to consumers.
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
In our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. As of December 31, 2024, we have a number of large partnerships in our credit card loan portfolio. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships or assure

38	Capital One Financial Corporation (COF)

that these relationships will be profitable or valued by our customers. Additionally, partners themselves may face changes in their business, including market factors and ownership changes, that could impact the partnership or they may make changes to the products and services they offer, which may lower the value of our products, such as the cobranded cards we issue to our customers. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of any key business partner could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
We depend on our partners to effectively promote our co-brand and private label credit card products and integrate the use of our credit cards into their retail operations. The failure by our partners to effectively promote and support our products as well as changes they may make in their business models could adversely affect card usage and our ability to achieve the growth and profitability objectives of our partnerships. In addition, if our partners do not adhere to the terms of our program agreements and standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products.
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
Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions.
As an issuer of credit and debit cards, we earn interchange fees, which are paid by merchants, when customers use our cards. Interchange fees are the amounts established by credit and debit card networks for the purpose of compensating debit and credit card issuers for their role in facilitating card transactions and are a meaningful source of revenue for our credit and debit card businesses. Interchange fees are a revenue source that, for example, covers the issuer’s costs associated with credit and debit card payments, fund rewards programs, help fund anti-fraud measures, management and dispute costs and fund competition and innovation. Interchange fees continue to be the subject of significant and intense global legislative, regulatory and legal focus, and the resulting legislation, regulation and decisions may have a material adverse impact on our overall business, financial condition and results of operations.
Legislative and regulatory bodies in a number of countries have sought, or are currently seeking, to reduce interchange fees through legislation, competition-related regulatory proceedings, voluntary agreements, central bank regulation and/or litigation. In the United States, interchange reimbursement rates for credit card transactions are set by credit card networks such as MasterCard and Visa. In the United States, the Federal Reserve’s Regulation II (Debit Card Interchange Fees and Routing) places limits on the interchange fees that issuers may charge, and requires additional routing requirements for, debit cards issued on networks operated by third parties. On October 25, 2023, the Federal Reserve released a notice of proposed rulemaking to revise Regulation II to further reduce the cap on interchange fees that debit card issuers covered by Regulation II can receive for covered debit card transactions. For more information on these rules, please see “Item 1. Business—Supervision and Regulation.” At the state level, Illinois passed a law prohibiting interchange fees on state taxes and gratuities, which would go into effect July 2025, though it is being challenged in the courts.
Lowering interchange fees also remains an area of international governmental attention by certain parties. In some jurisdictions, such as Canada and certain countries in Europe, including the U.K., interchange fees and related practices are subject to regulatory activity, including in some cases, imposing caps on permissible interchange fees. Our international card businesses have been impacted by these restrictions. For example, in the U.K., interchange fees are capped for both credit and debit card transactions. In addition, in Canada, Visa and MasterCard payment networks have entered into voluntary agreements with the Department of Finance Canada to maintain an agreed upon average interchange rate.

39	Capital One Financial Corporation (COF)

In addition to this legislative and regulatory activity, merchants are also seeking avenues to reduce interchange fees. Merchants and their trade groups have filed numerous lawsuits against payment card networks and banks that issue cards on those networks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against MasterCard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. For additional information about the lawsuits, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others” for further details.
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
Beyond pursuing legislation, regulation and litigation, merchants may also promote forms of payment with lower fees or seek to impose surcharges or discounts at the point of sale for use of credit or debit cards. New payment systems, particularly mobile-based payment technologies, could also gain widespread adoption and lead to issuer transaction fees or the displacement of credit or debit cards as a payment method.
The heightened focus by legislative and regulatory bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to successfully pursue litigation, negotiate discounts to interchange fees with payment networks or develop alternative payment systems could result in a loss of income from interchange fees. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.
If we are not able to invest successfully in and introduce digital and other technological developments across all our businesses, our financial performance may suffer.
Our industry is subject to rapid and significant technological changes, including due to the increasing development and use of AI, and our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. We expect digital technologies to continue to have a significant impact on banking over time. Consumers expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an important aspect of the financial services industry and financial institutions are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services.
Our continued success depends, in part, upon our ability to assess and address the needs of our customers by using digital technology to provide products and services that meet their expectations. The development and launch of new digital products and services depends in large part on our ability to invest in and build the technology platforms that can enable them, in a cost effective and timely manner. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to our existing technology. See “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operation” and “We face risks related to our operational, technological and organizational infrastructure.”
Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, smaller competitors may experience lower cost structures and different regulatory requirements and scrutiny than we do, which may allow them to innovate more rapidly than we can. See “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operation.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other specialized personnel. The competition is intense and the compensation costs continue to increase for such talent. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.

40	Capital One Financial Corporation (COF)

We may fail to realize the anticipated benefits of our mergers, acquisitions and strategic partnerships.
We engage in merger and acquisition activity and enter into strategic partnerships from time to time. We continue to evaluate and anticipate engaging in, among other merger and acquisition activity, additional strategic partnerships, selected acquisitions of financial institutions, and acquisitions or divestitures of other businesses or assets, including credit card and other loan portfolios. We may not be able to identify and secure future acquisition targets or dispositions on terms and conditions that are acceptable to us, or successfully complete and integrate the businesses within the anticipated time frame and achieve the anticipated benefits of proposed mergers, acquisitions, dispositions and strategic partnerships, which could impair our growth.
Any merger, acquisition, disposition or strategic partnership we undertake entails certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations, or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, exposure to cybersecurity risks associated with acquired businesses, exposure to additional regulatory oversight, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with partners, clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management attention and resources. These integration matters may have an adverse effect on us during any transition period. Moreover, it is possible that we may not realize the anticipated benefits of a given merger, acquisition or strategic partnership (either strategically or financially), even after spending substantial time and money on such a transaction, and we may ultimately decide to divest our interest or otherwise terminate the transaction.
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

41	Capital One Financial Corporation (COF)

may be granted. Consequently, we may not obtain governmental or regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite investing resources in pursuing it.
For additional risks related to the Transaction, see “Risks Relating to the Acquisition of Discover” and the section entitled “Risk Factors” included in our joint proxy statement/prospectus included in the registration statement declared effective by the SEC on January 6, 2025.
Reputational risk and social factors may impact our results and damage our brand.
Our ability to attract and retain customers is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practices or our financial health. All of Capital One’s brands are one of our most important assets. Maintaining and enhancing our brand depends largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial, and funding markets could lead to difficulties in generating, maintaining and financing accounts. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data, could lead to decreases in the levels of deposits that current and potential consumer and commercial customers choose to maintain with us. Negative perceptions may also significantly increase the costs of attracting and retaining customers. In addition, negative perceptions regarding certain industries, partners or clients could also prompt us to cease business activities associated with those entities in order to manage reputational risk.
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
There has also been an increased focus by investor advocacy groups, investment funds and shareholder activists, among others, on topics related to environmental, social and corporate governance policies, and our policies, practices and disclosure in these areas, including those related to climate change. Reputation risk related to corporate policies and practices on environmental, social and corporate governance topics is increasingly complex. Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny that may impact our reputation or operations. Furthermore, responding to environmental, social and corporate governance considerations and implementing our related goals and initiatives involve risk and uncertainties, require investments and depend in part on third-party performance or data that is outside of our control. There can be no assurance that we will achieve these goals and initiatives or that any such achievements will have the desired results. Our failure or perceived failure to achieve progress in these areas on a timely basis, if at all, or incorrect perception or distortions of our goals and initiatives could impact our reputation and public perceptions of our business.
If we are not able to protect our intellectual property rights, or we violate third-party intellectual property rights, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect and enhance our intellectual property rights, including copyrights, trademarks, trade secrets, patents, licenses and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary and confidential information. These measures may not be successful in protecting or enforcing our rights in every jurisdiction or preventing misappropriation of our proprietary or

42	Capital One Financial Corporation (COF)

confidential information or infringement, a misappropriation or other violations of our intellectual property rights and a resulting loss of competitive advantage. In certain situations, we may be compelled to engage in intellectual property-related litigation to enforce our intellectual property rights, which may incur significant expense and may be perceived negatively by customers or industry partners, thus potentially resulting in reputational harm and may adversely impact our business, financial position and results of operations. In addition, our competitors or other third parties may obtain patents for innovations that are used in our industry or allege that our operations, marketing, trademarks, systems, processes, or technologies infringe, misappropriate or violate their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, if our competitors or other third parties are successful in obtaining such patents or prevail in intellectual property-related litigation or demands against us, we could lose significant revenues, incur significant license, royalty, technology development or other expenses, or pay significant damages.
We license certain intellectual property and technology that are important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of these obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor (or other applicable counterparty) may cause us to lose valuable rights, and could disrupt our operations and harm our reputation. In the future, we may identify additional third-party intellectual property and technology we need, including to develop and offer new products and services. However, such licenses may not be available on acceptable terms or at all.
While we believe that we have all the necessary licenses from third parties for any intellectual property, including technology and software, that we use in the operations of our business but do not own, a third party could nonetheless allege that we are infringing its rights, which may deter our ability to obtain licenses on commercially reasonable terms from the third party, if at all, or cause the third party to commence litigation against us. Our failure to obtain necessary licenses or other rights, or litigation or claims arising out of intellectual property matters, may adversely impact our business, financial position and results of operations.
Our risk management strategies may not be fully effective in mitigating our risk exposures in all market environments or against all types of risk.
Management of market, credit, liquidity, strategic, reputational, operational and compliance risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “Part II—Item 7. MD&A—Risk Management” for further details. Our Framework is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. Even though we continue to devote significant resources to operating and governing our Framework, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.
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

43	Capital One Financial Corporation (COF)

business plans in an efficient and effective manner. The market for such senior leaders and skilled employees can be competitive and hard to predict, and attracting, developing and retaining them may require significant investment generally and in any given year. While we engage in robust succession planning, our key senior leaders have deep and broad industry experience and could be difficult to replace without some degree of disruption.
Our ability to attract, develop and retain qualified employees is also affected by perceptions of our culture and management, including our position on remote and hybrid work arrangements, our profile in the regions where we have offices and the professional opportunities we offer.
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

Physical and transition risks could also affect the financial health of certain customers in impacted industries or geographies. In addition, we face reputational risk as a result of our policies, practices, disclosures and decisions related to climate change and the environment, or the practices or involvement of our clients or vendors and suppliers, in certain industries or projects associated with causing or exacerbating climate change. In addition, due to divergent views of stakeholders, we are at increased

44	Capital One Financial Corporation (COF)

risk that any action, or lack thereof, by us concerning our response to climate change could be perceived negatively by some stakeholders, which could adversely impact our reputation and businesses. Further, there is increased scrutiny of climate change-related policies, goals and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters.
As climate risk is interconnected with many risk types, we continue to enhance processes to embed evolving climate risk considerations into our existing risk management strategies; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure. Additionally, estimations used in climate risk assessments have an increased level of uncertainty due to limited historical trend information and the absence of standardized, reliable and comprehensive greenhouse gas emissions data across the industry, which could cause these risk assessments to vary significantly over time or actual risks to vary from our assessments.
We face risks from the use of or changes to assumptions or estimates in our financial statements.
Pursuant to generally accepted accounting principles in the U.S. (“U.S. GAAP”), we are required to use certain assumptions, judgments, and estimates in preparing our financial statements, including determining our allowance for credit losses, the liability for legal actions, the fair value of certain assets and liabilities, and goodwill impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may issue new or amend existing accounting and reporting standards or change existing interpretations of those standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could materially impact our financial statements. If actual results differ from the assumptions, judgments or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”
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
Since 2023, several financial services institutions failed or required outside liquidity support, in many cases, as a result of the inability of the institutions to obtain needed liquidity. For example, Silicon Valley Bank, Signature Bank and First Republic Bank were closed in 2023 and placed under FDIC receivership. This has led to additional risk for other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations. For information on the FDIC’s special assessment following the closures of Silicon Valley Bank and Signature Bank, see “Item 1. Business—Supervision and Regulation.”
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
Likewise, adverse developments affecting the overall strength and soundness of our competitors, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. Moreover, the speed with which information spreads through news, social media and other sources on the Internet and the ease with which customers transact may amplify the onset and negative effects from such perceptions, such as rapid deposit withdrawals or other outflows.

45	Capital One Financial Corporation (COF)

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As a financial services company entrusted with the safeguarding of sensitive information, including sensitive personal information, we believe that a strong enterprise cybersecurity program is a vital component of effectively managing risks related to the confidentiality, integrity and availability of our data. While no organization can eliminate cybersecurity and technology risk entirely, we devote significant resources to a cybersecurity program designed to mitigate such risks. For further discussion of cybersecurity and technology risk, and related risks for our business, see “Item 1A. Risk Factors.”
We manage cybersecurity and technology risk at the enterprise level according to our Framework, as described in more detail under “Part II—Item 7. MD&A—Risk Management” in this Report, which uses a three lines of defense model. Our cybersecurity and technology risks are managed programmatically under the “operational risk” category of our Framework. Through this Framework, we establish practices for assessing our risk posture and executing key controls for cybersecurity and technology risk, data management, and oversight of third parties with which we do business.
These operational risks are managed within a governance structure that consists of defined roles and responsibilities, formal governance bodies, and processes, policies and standards.
Our policies and procedures define an overall, enterprise-wide approach for managing cybersecurity and technology risk. They establish the following process to identify, assess and manage such risks across our three lines of defense:
1.Identification: We evaluate the activities of our lines of business on a regular basis to identify potential cybersecurity and technology risk, including cybersecurity threats and vulnerabilities. This process takes into account the changing business environment, the technology and cyber threat landscape, and the objectives of the line of business being assessed.
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
Our policies and procedures collectively help execute a risk management approach designed to account for cybersecurity threats specifically targeting us, as well as those that may arise from our engagement with business partners, customers, service providers and other third parties. For example, our third-party risk management policy is designed to help enable timely and effective identification, measurement, and management of third-party risks throughout the lifecycle of such relationships, which includes planning, due diligence and third-party selection, contracting, risk-based monitoring, and termination. We also assess, identify, and manage cybersecurity and technology risks associated with our merger and acquisition activities. See “Governance” below for more information.
As part of our cybersecurity program, we employ a range of security mechanisms and controls throughout our technology environment, which include the use of tools and techniques designed to search for cybersecurity threats and vulnerabilities, as well as processes designed to address such threats and vulnerabilities. We also engage a number of external service providers with additional knowledge and capabilities in cybersecurity threat intelligence, detection, and response. When appropriate, we leverage partnerships with relevant government entities, law enforcement agencies, and industry information sharing forums,

46	Capital One Financial Corporation (COF)

such as the Financial Services Information Sharing and Analysis Center (“FS-ISAC”), to further inform our understanding of the threat environment and how to effectively defend the Company against such threats. These defenses include, among other things, a range of cyber educational initiatives that we design and deliver to employees across the enterprise to promote best practices for protecting our information and data, and reporting cyber threats and other risks to corporate systems, data, and facilities. Employees are required to annually certify their completion of training on both cybersecurity and data privacy, and our cyber education program implements targeted testing and training focused on high-risk populations and responding to an evolving threat landscape.
We also maintain an Enterprise Cyber Response Plan (“ECRP”) designed to handle potential or actual cybersecurity events that could impact us and our personnel, data, systems and customers. The ECRP defines the roles and responsibilities of various teams, individuals, and stakeholders in performing this enterprise response, guides decision making for taking actions and escalations to our executive management and the Board of Directors, as appropriate, and helps to plan follow-on actions that seek to reduce the likelihood of similar events’ recurrence in the future. The ECRP is reviewed and refined periodically and refinement is informed in part by a series of table-top exercises that we conduct over the course of the year.
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
The Risk Committee is responsible for overseeing our Framework, including cybersecurity and technology risk. The Risk Committee regularly receives reports from management on our cybersecurity and technology risk profile, and key enterprise cybersecurity initiatives, and on any identified significant threats or incidents, or new risk developments, which, in the aggregate, are intended to present an overall view on the status of our cybersecurity program and the Company’s compliance with applicable legal and regulatory requirements.
The Risk Committee coordinates with the full Board of Directors regarding the strategic implications of cybersecurity and technology risks.
At least annually, the Board of Directors, either directly or through the Risk Committee, reviews our technology strategy with the Chief Information Officer (“CIO”); reviews our cybersecurity program with the Chief Information Security Officer (“CISO”) and the Chief Technology Risk Officer (“CTRO”); and approves our cybersecurity policy and program. In addition, the Risk Committee and the Board of Directors participate in periodic cybersecurity education sessions.
We assess and manage risk at the enterprise level according to our Framework using a three lines of defense model. For cybersecurity and technology risks, our first line of defense includes the following:
•Chief Information Security Officer: The CISO establishes and manages the enterprise-wide cybersecurity program.
•Chief Information Officer: The CIO oversees the establishment of appropriate governance, processes, and accountabilities within each business area to comply with our internal policies.
our second line of defense includes the following:
•Chief Technology Risk Officer: The CTRO provides independent oversight of our cybersecurity programs and challenges of first line risk management and risk-taking activities pertaining to cybersecurity and technology risk.

47	Capital One Financial Corporation (COF)

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
•Internal Audit: Our internal audit team provides independent and objective assurance to senior management and to the Board of Directors that our cybersecurity and technology risk management processes are designed and working as intended.
In order to be appointed to one of the roles described above, we require the individuals to possess significant relevant experience and expertise in information security, technology, risk management or audit, as demonstrated by a combination of prior employment, possession of relevant industry certifications or related degrees, and other competencies and qualifications. In particular, our CISO has more than 30 years of cybersecurity and information technology experience, including for nearly five years as CISO at a major global technology company before joining the Company, and holds a CISO Certificate from Carnegie Mellon’s Heinze College. Our CTRO has been in cybersecurity for approximately 25 years and spent over three years as the global CISO of a G-SIB. Prior to that, he served as a senior executive in cybersecurity in the U.S. government. Our CIO has been with the Company for approximately 20 years, during which he has overseen multiple technology transformation initiatives, including the Company’s transition to the public cloud. He holds degrees in physics and business administration from Harvard University.

Item 2. Properties
Our corporate and banking real estate portfolio consists of approximately 10.2 million square feet of owned or leased office and retail space, which is used to support our business. Of this overall portfolio, approximately 8.4 million square feet of space is dedicated for various corporate office uses and approximately 1.8 million square feet of space is for bank branches and cafés.
Our 8.4 million square feet of corporate office space consists of approximately 5.9 million square feet of owned space and 2.5 million square feet of leased space. We maintain corporate office space primarily in Virginia, New York and Texas including our headquarters located in McLean, Virginia.
Our 1.8 million square feet for bank branches and cafés is located primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia and consists of approximately 1.1 million square feet of leased space and 713 thousand square feet of owned space. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

48	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2025, there were 8,201 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

49	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2019 and ended December 31, 2024. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
$197
$189
$174
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2019	2020	2021	2022	2023	2024
Capital One	$100.00	$97.32	$145.28	$94.95	$137.03	$189.44
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P Financial Index	100.00	98.31	132.75	118.77	133.20	173.90

50	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2024.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2024. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Publicly Announced Plans (1) (in millions)
October	402,507	$155.40	402,507	$4,121
November	414,445	179.40	345,006	4,058
December	129,962	187.79	129,962	4,034
Total	946,914	170.35	877,475
__________
(1)In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 69,439 shares withheld in November, to cover taxes on restricted stock awards whose restrictions lapsed. See “Item 7. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

51	Capital One Financial Corporation (COF)

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this Report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2024 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations and financial condition, including capital and liquidity management, by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2024 and accompanying notes. MD&A is organized in the following sections:

• Selected Financial Data	• Capital Management
• Executive Summary	• Risk Management
• Consolidated Results of Operations	• Credit Risk Profile
• Consolidated Balance Sheets Analysis	• Liquidity Risk Profile
• Off-Balance Sheet Arrangements	• Market Risk Profile
• Business Segment Financial Performance	• Supplemental Tables
• Critical Accounting Policies and Estimates	• Glossary and Acronyms
• Accounting Changes and Developments

52	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance metrics for the three-year period ended December 31, 2024, 2023 and 2022. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Three-Year Summary of Selected Financial Data

(Dollars in millions, except per share data and as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Income statement
Interest income	$46,034	$41,938	$31,237	10%	34%
Interest expense	14,826	12,697	4,123	17	**
Net interest income	$31,208	$29,241	$27,114	7	8
Non-interest income	7,904	7,546	7,136	5	6
Total net revenue	39,112	36,787	34,250	6	7
Provision for credit losses	11,716	10,426	5,847	12	78
Non-interest expense:
Marketing	4,562	4,009	4,017	14	—
Operating expense	16,924	16,307	15,146	4	8
Total non-interest expense	21,486	20,316	19,163	6	6
Income from continuing operations before income taxes	5,910	6,045	9,240	(2)	(35)
Income tax provision	1,163	1,158	1,880	—	(38)
Income from continuing operations, net of tax	4,747	4,887	7,360	(3)	(34)
Income (loss) from discontinued operations, net of tax	3	—	—	**	—
Net income	4,750	4,887	7,360	(3)	(34)
Dividends and undistributed earnings allocated to participating securities	(77)	(77)	(88)	—	(13)
Preferred stock dividends	(228)	(228)	(228)	—	—
Net income available to common stockholders	$4,445	$4,582	$7,044	(3)	(35)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$11.60	$11.98	$17.98	(3)%	(33)%
Income (loss) from discontinued operations	0.01	—	—	**	—
Net income per basic common share	$11.61	$11.98	$17.98	(3)	(33)
Diluted earnings per common share:
Net income from continuing operations	$11.58	$11.95	$17.91	(3)%	(33)%
Income (loss) from discontinued operations	0.01	—	—	**	—
Net income per diluted common share	$11.59	$11.95	$17.91	(3)	(33)
Common shares outstanding (period-end, in millions)	381.2	380.4	381.3	—	—
Dividends declared and paid per common share	$2.40	$2.40	$2.40	—	—
Book value per common share (period-end)	159.44	152.71	137.90	4	11
Tangible book value per common share (period-end)(1)	106.97	99.78	86.11	7	16

53	Capital One Financial Corporation (COF)

(Dollars in millions, except per share data and as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Common dividend payout ratio(2)	20.67%	20.03%	13.35%	1	7
Stock price per common share (period-end)	$178.32	$131.12	$92.96	36	41
Total market capitalization (period-end)	67,981	49,877	35,447	36	41
Balance sheet (average balances)
Loans held for investment	$317,421	$311,541	$292,238	2%	7%
Interest-earning assets	453,481	441,238	406,646	3	9
Total assets	480,451	467,807	440,538	3	6
Interest-bearing deposits	324,297	313,737	277,208	3	13
Total deposits	351,168	343,554	313,551	2	10
Borrowings	48,465	49,332	51,006	(2)	(3)
Common equity	54,953	50,349	50,279	9	—
Total stockholders’ equity	59,799	55,195	55,125	8	—
Selected performance metrics
Purchase volume	$654,436	$620,290	$587,283	6%	6%
Total net revenue margin(3)	8.62%	8.34%	8.42%	28bps	(8)	bps
Net interest margin	6.88	6.63	6.67	25	(4)
Return on average assets(4)	0.99	1.04	1.67	(5)	(63)
Return on average tangible assets(5)	1.02	1.08	1.73	(6)	(65)
Return on average common equity(6)	8.08	9.10	14.01	(102)	(491)
Return on average tangible common equity(7)	11.18	13.04	19.91	(186)	(687)
Equity-to-assets ratio(8)	12.45	11.80	12.51	65	(71)
Efficiency ratio(9)	54.93	55.23	55.95	(30)	(72)
Operating efficiency ratio(10)	43.27	44.33	44.22	(106)	11
Adjusted operating efficiency ratio(11)	42.35	43.54	44.53	(119)	(99)
Effective income tax rate from continuing operations	19.7	19.2	20.3	50	(110)
Net charge-offs	$10,748	$8,414	$3,973	28%	112%
Net charge-off rate	3.39%	2.70%	1.36%	69bps	134	bps

December 31,	Change
(Dollars in millions, except as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Balance sheet (period-end)
Loans held for investment	$327,775	$320,472	$312,331	2%	3%
Interest-earning assets	463,058	449,701	427,248	3	5
Total assets	490,144	478,464	455,249	2	5
Interest-bearing deposits	336,585	320,389	300,789	5	7
Total deposits	362,707	348,413	332,992	4	5
Borrowings	45,551	49,856	48,715	(9)	2
Common equity	55,938	53,244	47,737	5	12
Total stockholders’ equity	60,784	58,089	52,582	5	10
Credit quality metrics
Allowance for credit losses	$16,258	$15,296	$13,240	6%	16%
Allowance coverage ratio	4.96%	4.77%	4.24%	19bps	53	bps
30+ day performing delinquency rate	3.69	3.71	2.96	(2)	75
30+ day delinquency rate	3.98	3.99	3.21	(1)	78

54	Capital One Financial Corporation (COF)

December 31,	Change
(Dollars in millions, except as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Capital ratios
Common equity Tier 1 capital(12)	13.5%	12.9%	12.5%	60	bps	40	bps
Tier 1 capital(12)	14.8	14.2	13.9	60	30
Total capital(12)	16.4	16.0	15.8	40	20
Tier 1 leverage(12)	11.6	11.2	11.1	40	10
Tangible common equity(13)	8.6	8.2	7.5	39	70
Supplementary leverage(12)	9.9	9.6	9.5	30	10
Other
Employees (period end, in thousands)	52.6	52.0	56.0	1%	(7)%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on tangible common equity (“TCE”) divided by common shares outstanding. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(5)Return on average tangible assets is a non-GAAP measure calculated based on income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(6)Return on average common equity is calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(7)Return on average tangible common equity is a non-GAAP measure calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(11)Adjusted operating efficiency ratio is a non-GAAP measure. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for a reconciliation of our adjusted operating efficiency ratio (non-GAAP) to our operating efficiency ratio (GAAP).
(12)Capital ratios are calculated based on the Basel III standardized approach framework. See “Capital Management” for additional information.
(13)Tangible common equity ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
** Not meaningful.

55	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $4.8 billion ($11.59 per diluted common share) on total net revenue of $39.1 billion for 2024. In comparison, we reported net income of $4.9 billion ($11.95 per diluted common share) on total net revenue of $36.8 billion for 2023 and net income of $7.4 billion ($17.91 per diluted common share) on total net revenue of $34.3 billion for 2022.
Our CET1 capital ratio as calculated under the Basel III standardized approach was 13.5% and 12.9% of December 31, 2024 and 2023, respectively. See “Capital Management” for additional information.
For the year ended December 31, 2024, we declared and paid common stock dividends of $937 million and repurchased $553 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2024. These highlights are based on a comparison between the results of 2024 and 2023, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of December 31, 2024 compared to December 31, 2023. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $137 million to $4.8 billion in 2024 compared to 2023 primarily driven by:
◦Higher provision for credit losses primarily driven by higher net charge-offs in our domestic credit card loan portfolio, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by a lower allowance build.
◦Higher non-interest expense primarily driven by growth in our Credit Card business, including increased marketing spend.
These drivers were partially offset by:
◦Higher net-interest income primarily driven by higher average loan balances and margins in our credit card loan portfolio, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination, partially offset by higher rates paid on interest-bearing deposits.
•Loans Held for Investment:
◦Period-end loans held for investment increased by $7.3 billion to $327.8 billion as of December 31, 2024 from December 31, 2023 primarily driven by growth in our credit card loan portfolio.
◦Average loans held for investment increased by $5.9 billion to $317.4 billion in 2024 compared to 2023 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 69 basis points (“bps”) to 3.39% in 2024 compared to 2023.
◦Our 30+ day delinquency rate remained substantially flat at 3.98% as of December 31, 2024 compared to 3.99% as of December 31, 2023.
•Allowance for Credit Losses: Our allowance for credit losses increased by $962 million to $16.3 billion and our allowance coverage ratio increased by 19 bps to 4.96% as of December 31, 2024 compared to December 31, 2023 primarily driven by an allowance build due to the Walmart Program Termination in the second quarter of 2024.

56	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2024, 2023 and 2022. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

57	Capital One Financial Corporation (COF)

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2024, 2023 and 2022 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2024			2023			2022
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$153,115	$29,226	19.09%	$141,675	$26,267	18.54%	$121,055	$19,626	16.21%
Consumer banking	75,974	6,612	8.70	77,514	6,041	7.79	80,511	5,782	7.18
Commercial banking(3)	89,007	6,301	7.08	92,984	6,363	6.84	92,273	3,702	4.01
Other(4)	—	(1,245)	**	—	(1,261)	**	—	(200)	**
Total loans, including loans held for sale	318,096	40,894	12.86	312,173	37,410	11.98	293,839	28,910	9.84
Investment securities	90,250	2,873	3.18	89,105	2,550	2.86	90,608	1,884	2.08
Cash equivalents and other interest-earning assets	45,135	2,267	5.02	39,960	1,978	4.95	22,199	443	2.00
Total interest-earning assets	453,481	46,034	10.15	441,238	41,938	9.50	406,646	31,237	7.68
Cash and due from banks	3,793			3,869			5,054
Allowance for credit losses	(15,968)			(14,290)			(11,620)
Premises and equipment, net	4,409			4,373			4,265
Other assets	34,736			32,617			36,193
Total assets	$480,451			$467,807			$440,538
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$324,297	$11,493	3.54%	$313,737	$9,489	3.02%	$277,208	$2,535	0.91%
Securitized debt obligations	16,507	958	5.80	17,675	959	5.42	15,603	384	2.46
Senior and subordinated notes	31,529	2,333	7.40	31,109	2,204	7.08	29,286	1,074	3.67
Other borrowings and interest-bearing liabilities(5)	2,424	42	1.71	2,394	45	1.89	7,800	130	1.67
Total interest-bearing liabilities	374,757	14,826	3.96	364,915	12,697	3.48	329,897	4,123	1.25
Non-interest-bearing deposits	26,871			29,817			36,343
Other liabilities	19,024			17,880			19,173
Total liabilities	420,652			412,612			385,413
Stockholders’ equity	59,799			55,195			55,125
Total liabilities and stockholders’ equity	$480,451			$467,807			$440,538
Net interest income/spread		$31,208	6.20		$29,241	6.03		$27,114	6.43
Impact of non-interest-bearing funding			0.68			0.60			0.24
Net interest margin(6)			6.88%			6.63%			6.67%
__________
(1)Average yield is calculated based on interest income for the period divided by average loans during the period. Interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $2.3 billion in 2024, $2.2 billion in 2023 and $1.9 billion in 2022.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $79 million in 2024 and $74 million in both 2023 and 2022, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.0 billion, $1.8 billion and $1.7 billion in 2024, 2023 and 2022, respectively. Related interest expense was $31 million, $32 million and $29 million for 2024, 2023 and 2022, respectively.
(6)     The Walmart Program Termination increased net interest margin by 13 bps in 2024.

58	Capital One Financial Corporation (COF)

**    Not meaningful.
Net interest income increased by $2.0 billion to $31.2 billion in 2024 compared to 2023 primarily driven by higher average loan balances and margins in our credit card loan portfolio, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination, partially offset by higher rates paid on interest-bearing deposits.
Net interest margin increased by 25 bps to 6.88% in 2024 compared to 2023 primarily driven by higher asset yields and growth in our credit card loan portfolio, partially offset by higher rates paid on interest-bearing deposits.
Our total company cumulative interest-bearing deposit beta for the rising rate cycle peaked at 62% in the second quarter of 2024 before the federal funds rate began to decrease. As of December 31, 2024, our total company cumulative deposit beta for the falling rate cycle was 11% as our total company deposit rate decreased as the federal funds rate decreased.
Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2024 vs. 2023			2023 vs. 2022
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$2,959	$2,166	$793	$6,641	$3,584	$3,057
Consumer banking	571	(120)	691	259	(215)	474
Commercial banking(2)	(62)	(272)	210	2,661	29	2,632
Other(3)	16	—	16	(1,061)	—	(1,061)
Total loans, including loans held for sale	3,484	1,774	1,710	8,500	3,398	5,102
Investment securities	323	33	290	666	(31)	697
Cash equivalents and other interest-earning assets	289	259	30	1,535	476	1,059
Total interest income	4,096	2,066	2,030	10,701	3,843	6,858
Interest expense:
Interest-bearing deposits	2,004	328	1,676	6,954	371	6,583
Securitized debt obligations	(1)	(64)	63	575	56	519
Senior and subordinated notes	129	30	99	1,130	71	1,059
Other borrowings and liabilities	(3)	1	(4)	(85)	(90)	5
Total interest expense	2,129	295	1,834	8,574	408	8,166
Net interest income	$1,967	$1,771	$196	$2,127	$3,435	$(1,308)
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

59	Capital One Financial Corporation (COF)

Non-Interest Income
Table 3 displays the components of non-interest income for 2024, 2023 and 2022.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Interchange fees, net	$4,882	$4,793	$4,606
Service charges and other customer-related fees	1,976	1,667	1,625
Net securities losses	(35)	(34)	(9)
Other(1)(2)	1,081	1,120	914
Total non-interest income	$7,904	$7,546	$7,136
________
(1)Primarily consists of revenue from Capital One Shopping, treasury and other investment income and commercial mortgage banking revenue.
(2)Includes gains of $94 million and $86 million and losses of $78 million on deferred compensation plan investments for 2024, 2023 and 2022, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $358 million to $7.9 billion in 2024 compared to 2023 primarily driven by higher capital markets activity in our Commercial Banking business and growth in our Credit Card business.

60	Capital One Financial Corporation (COF)

Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $11.7 billion in 2024, $10.4 billion in 2023 and $5.8 billion in 2022.
Our provision for credit losses increased by $1.3 billion to $11.7 billion in 2024 as compared to 2023 driven by higher net charge-offs in our domestic credit card loan portfolio, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by a lower allowance build.
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

61	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 4 displays the components of non-interest expense for 2024, 2023 and 2022.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating Expense:
Salaries and associate benefits(1)	$9,398	$9,302	$8,425
Occupancy and equipment	2,366	2,160	2,050
Professional services	1,610	1,268	1,807
Communications and data processing	1,462	1,383	1,379
Amortization of intangibles	77	82	70
Other non-interest expense:
Bankcard, regulatory and other fee assessments	304	548	264
Collections	366	353	331
Other	1,341	1,211	820
Total other non-interest expense	2,011	2,112	1,415
Total operating expense	$16,924	$16,307	$15,146
Marketing	4,562	4,009	4,017
Total non-interest expense	$21,486	$20,316	$19,163
_________
(1)Includes expenses of $94 million and $86 million and a benefit of $78 million related to our deferred compensation plan for 2024, 2023 and 2022, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $1.2 billion to $21.5 billion in the year ended 2024 compared to 2023, primarily driven by growth in our Credit Card business, including increased marketing spend.
For the year ended December 31, 2024, we have incurred $234 million of integration expenses related to the Transaction, primarily driven by professional services, which are included within operating expense in our consolidated statements of income.

62	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax provision of $1.2 billion (19.7% effective income tax rate), $1.2 billion (19.2% effective income tax rate) and $1.9 billion (20.3% effective income tax rate) in 2024, 2023 and 2022, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
Our effective income tax rate in 2024 increased by 0.5% compared to 2023. We recorded discrete tax benefit of $27 million in 2024, discrete tax expense of $6 million in 2023, and discrete tax benefit of $71 million in 2022.
We provide additional information on items affecting our income taxes and effective tax rate in “Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes.”

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $11.7 billion to $490.1 billion as of December 31, 2024 from December 31, 2023 primarily driven by higher loans held for investment and securities available for sale balances.
Total liabilities increased by $9.0 billion to $429.4 billion as of December 31, 2024 from December 31, 2023 primarily driven by deposit growth due to our national consumer banking strategy, partially offset by net maturities and paydowns of our securitized debt obligations. Our national consumer banking strategy includes our national brand and marketing strategy, cafés and tech / digital investments, which have enabled us to both deepen and grow our overall customer base.
Stockholders’ equity increased by $2.7 billion to $60.8 billion as of December 31, 2024 from December 31, 2023 primarily driven by net income of $4.8 billion, partially offset by stock dividends and an increase in accumulated other comprehensive loss.
The following is a discussion of material changes in the major components of our assets and liabilities during 2024. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of December 31, 2024 and 2023, respectively.
The fair value of our available for sale securities portfolio increased by $3.9 billion to $83.0 billion as of December 31, 2024 from December 31, 2023, primarily driven by net purchases. See “Item 8. Financial Statements and Supplementary Data—Note 3—Investment Securities” for more information.

63	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 5 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of December 31, 2024 and 2023.
Table 5: Loans Held for Investment

	December 31, 2024			December 31, 2023
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$162,508	$(12,974)	$149,534	$154,547	$(11,709)	$142,838
Consumer Banking	78,092	(1,884)	76,208	75,437	(2,042)	73,395
Commercial Banking	87,175	(1,400)	85,775	90,488	(1,545)	88,943
Total	$327,775	$(16,258)	$311,517	$320,472	$(15,296)	$305,176
Loans held for investment increased by $7.3 billion to $327.8 billion as of December 31, 2024 compared to December 31, 2023 primarily driven by growth in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Item 8. Financial Statements and Supplementary Data—Note 4—Loans.”
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
Table 6 provides the composition of our primary sources of funding as of December 31, 2024 and 2023.
Table 6: Funding Sources Composition

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$318,329	78%	$296,171	74%
Commercial Banking	31,691	8	32,712	8
Other(1)	12,687	3	19,530	5
Total deposits	362,707	89	348,413	87
Securitized debt obligations	14,264	3	18,043	5
Other debt	31,287	8	31,813	8
Total funding sources	$408,258	100%	$398,269	100%
__________
(1)Includes brokered deposits of $11.6 billion and $18.5 billion as of December 31, 2024 and 2023, respectively.
Total deposits increased by $14.3 billion to $362.7 billion as of December 31, 2024 from December 31, 2023 primarily driven by our national consumer banking strategy, partially offset by maturities in brokered deposits.
As of December 31, 2024 and 2023, we held $64.9 billion and $64.2 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 18% of our total deposits as of both December 31, 2024 and 2023. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies, adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.

64	Capital One Financial Corporation (COF)

Securitized debt obligations decreased by $3.8 billion to $14.3 billion as of December 31, 2024 from December 31, 2023 primarily driven by net maturities of securitized debt obligations.
Other debt decreased by $526 million to $31.3 billion as of December 31, 2024 from December 31, 2023 primarily driven by net maturities of unsecured senior debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Item 8. Financial Statements and Supplementary Data—Note 9—Deposits and Borrowings.”

65	Capital One Financial Corporation (COF)

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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $9.1 billion as of December 31, 2024, an increase of $1.1 billion from December 31, 2023. The increase in our net deferred tax assets was primarily driven by an increase in our capitalized research costs, an increase in unrealized losses related to our available for sale securities and derivatives and an increase in our allowance for credit losses.
Our recorded valuation allowance balances were $529 million and $496 million as of December 31, 2024 and 2023, respectively. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “Consolidated Results of Operations” and “Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes.”

66	Capital One Financial Corporation (COF)

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in certain activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with unconsolidated variable interest entities (“VIEs”) as well as other arrangements, such as letters of credit, loan commitments and guarantees, to meet the financing needs of our customers and support their ongoing operations. We provide additional information regarding these types of activities in “Item 8. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations” and “Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”

67	Capital One Financial Corporation (COF)

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the Transaction.
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
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
We summarize our business segment results for the years ended December 31, 2024, 2023 and 2022 and provide a comparative discussion of these results for 2024 and 2023, as well as changes in our financial condition and credit performance metrics as of December 31, 2024 compared to December 31, 2023. We provide a reconciliation of our total business segment results to our reported consolidated results in “Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers.”

68	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 7 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the years ended December 31, 2024, 2023 and 2022. We provide information on the allocation methodologies used to derive our business segment results in “Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers.”
Table 7: Business Segment Results

	Year Ended December 31,
	2024				2023				2022
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$28,164	72%	$3,292	69%	$25,669	70%	$3,457	71%	$22,355	65%	$4,927	67%
Consumer Banking	8,718	22	1,460	31	9,302	25	2,258	46	9,434	28	2,250	31
Commercial Banking(3)	3,601	9	1,209	25	3,520	10	691	14	3,590	10	843	11
Other(3)	(1,371)	(3)	(1,214)	(25)	(1,704)	(5)	(1,519)	(31)	(1,129)	(3)	(660)	(9)
Total	$39,112	100%	$4,747	100%	$36,787	100%	$4,887	100%	$34,250	100%	$7,360	100%
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

69	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net interchange income and annual membership fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated net income from continuing operations of $3.3 billion, $3.5 billion and $4.9 billion in 2024, 2023 and 2022, respectively.
Table 8 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 8: Credit Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selected income statement data:
Net interest income	$22,088	$19,729	$16,584	12%	19%
Non-interest income	6,076	5,940	5,771	2	3
Total net revenue(1)	28,164	25,669	22,355	10	15
Provision for credit losses	10,272	8,651	4,265	19	103
Non-interest expense	13,576	12,490	11,627	9	7
Income from continuing operations before income taxes	4,316	4,528	6,463	(5)	(30)
Income tax provision	1,024	1,071	1,536	(4)	(30)
Income from continuing operations, net of tax	$3,292	$3,457	$4,927	(5)	(30)
Selected performance metrics:
Average loans held for investment	$152,868	$141,572	$120,392	8	18
Average yield on loans(2)	19.09%	18.54%	16.21%	55bps	233bps
Total net revenue margin(3)	18.39	18.12	18.47	27	(35)
Net charge-offs	$8,987	$6,472	$3,048	39%	112%
Net charge-off rate	5.88%	4.57%	2.53%	131bps	204bps
Purchase volume	$654,436	$620,290	$587,283	6%	6%

(Dollars in millions, except as noted)	December 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$162,508	$154,547	5%
30+ day performing delinquency rate	4.53%	4.61%	(8)bps
30+ day delinquency rate	4.54	4.62	(8)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$12,974	$11,709	11%
Allowance coverage ratio	7.98%	7.58%	40bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $2.6 billion, $1.9 billion, and $946 million in 2024, 2023 and 2022, respectively, for finance charges and fees charged-off as uncollectible.
(2)Average yield is calculated based on interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on total net revenue for the period divided by average loans during the period.
(4)Within our credit card loan portfolio, certain loans in our international card businesses are classified as nonperforming. See “Nonperforming Loans and Other Nonperforming Assets” for additional information.

70	Capital One Financial Corporation (COF)

Key factors affecting the results of our Credit Card business for 2024 compared to 2023, and changes in financial condition and credit performance between December 31, 2024 and 2023 include the following:
•Net Interest Income: Net interest income increased by $2.4 billion to $22.1 billion in 2024 primarily driven by higher average loan balances and margins, including the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
•Non-Interest Income: Non-interest income increased by $136 million to $6.1 billion in 2024 due to growth in our Credit Card business.
•Provision for Credit Losses: Provision for credit losses increased by $1.6 billion to $10.3 billion in 2024 primarily driven by higher net charge-offs, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by a lower allowance build.

•Non-Interest Expense: Non-interest expense increased by $1.1 billion to $13.6 billion in 2024 primarily driven by growth in our Credit Card business and increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $8.0 billion to $162.5 billion as of December 31, 2024 from December 31, 2023 driven by growth across our portfolio.

•Average loans held for investment increased by $11.3 billion to $152.9 billion in 2024 compared to 2023 driven by growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 131 bps to 5.88% in 2024 compared to 2023.

•The 30+ day delinquency rate decreased by 8 bps to 4.54% as of December 31, 2024 compared to December 31, 2023.

71	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $3.1 billion, $3.3 billion and $4.7 billion in 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 8.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 8.1: Domestic Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selected income statement data:
Net interest income	$20,881	$18,610	$15,616	12%	19%
Non-interest income	5,811	5,672	5,363	2	6
Total net revenue(1)	26,692	24,282	20,979	10	16
Provision for credit losses	9,867	8,268	4,020	19	106
Non-interest expense	12,727	11,648	10,827	9	8
Income from continuing operations before income taxes	4,098	4,366	6,132	(6)	(29)
Income tax provision	967	1,030	1,453	(6)	(29)
Income from continuing operations, net of tax	$3,131	$3,336	$4,679	(6)	(29)
Selected performance metrics:
Average loans held for investment	$146,000	$135,213	$114,506	8	18
Average yield on loans(2)	19.03%	18.46%	16.07%	57bps	239	bps
Total net revenue margin(3)(4)	18.25	17.94	18.28	31	(34)
Net charge-offs	$8,634	$6,164	$2,833	40%	118%
Net charge-off rate(5)	5.91%	4.56%	2.47%	135bps	209	bps
Purchase volume	$639,341	$605,664	$568,752	6%	6%

(Dollars in millions, except as noted)	December 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment	$155,618	$147,666	5%
30+ day performing delinquency rate	4.53%	4.61%	(8)bps
Allowance for credit losses	$12,494	$11,261	11%
Allowance coverage ratio(6)	8.03%	7.63%	40bps
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
(4)The Walmart Program Termination increased revenue margin by 30 bps in 2024.
(5)The Walmart Program Termination increased the net charge-off rate by 24 bps in 2024.
(6)The Walmart Program Termination resulted in an allowance for credit losses build of $826 million in the second quarter of 2024.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in 2024 compared to 2023 primarily driven by:
•Higher provision for credit losses driven by higher net charge-offs, including the impacts of the elimination of loss sharing provisions due to the Walmart Program Termination, partially offset by a lower allowance build.
•Higher non-interest expense primarily driven by growth in our Credit Card business and increased marketing spend.

72	Capital One Financial Corporation (COF)

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
Our Consumer Banking business generated net income from continuing operations of $1.5 billion in 2024 and $2.3 billion in both 2023 and 2022.

Table 9 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 9: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selected income statement data:
Net interest income	$8,023	$8,713	$8,965	(8)%	(3)%
Non-interest income	695	589	469	18	26
Total net revenue	8,718	9,302	9,434	(6)	(1)
Provision for credit losses	1,435	1,169	1,173	23	—
Non-interest expense	5,372	5,178	5,312	4	(3)
Income from continuing operations before income taxes	1,911	2,955	2,949	(35)	—
Income tax provision	451	697	699	(35)	—
Income from continuing operations, net of tax	$1,460	$2,258	$2,250	(35)	—
Selected performance metrics:
Average loans held for investment:
Auto	$74,692	$76,067	$78,772	(2)	(3)
Retail banking	1,281	1,446	1,663	(11)	(13)
Total consumer banking	$75,973	$77,513	$80,435	(2)	(4)
Average yield on loans held for investment(1)	8.70%	7.79%	7.19%	91bps	60	bps
Average deposits	$303,873	$285,880	$257,089	6%	11%
Average deposits interest rate	3.23%	2.59%	0.72%	64bps	187	bps
Net charge-offs	$1,593	$1,364	$854	17%	60%
Net charge-off rate	2.10%	1.76%	1.06%	34bps	70	bps
Auto loan originations	$34,542	$26,980	$36,965	28%	(27)%

73	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	December 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Auto	$76,829	$74,075	4%
Retail banking	1,263	1,362	(7)
Total consumer banking	$78,092	$75,437	4
30+ day performing delinquency rate	5.87%	6.25%	(38)bps
30+ day delinquency rate	6.73	7.08	(35)
Nonperforming loan rate	0.99	1.00	(1)
Nonperforming asset rate(2)	1.08	1.09	(1)
Allowance for credit losses	$1,884	$2,042	(8)%
Allowance coverage ratio	2.41%	2.71%	(30)bps
Deposits	$318,329	$296,171	7%
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
Key factors affecting the results of our Consumer Banking business for 2024 compared to 2023, and changes in financial condition and credit performance between December 31, 2024 and 2023 include the following:
•Net Interest Income: Net interest income decreased by $690 million to $8.0 billion in 2024 primarily driven by lower margins in our retail banking business, partially offset by higher deposits in our retail banking business.
•Non-Interest Income: Non-interest income increased by $106 million to $695 million in 2024 primarily driven by higher interchange revenue from an increase in debit card purchase volume and revenue earned from auto industry services.
•Provision for Credit Losses: Provision for credit losses increased by $266 million to $1.4 billion in 2024 primarily driven by higher net charge-offs and a lower allowance release in our auto loan portfolio.
•Non-Interest Expense: Non-interest expense increased by $194 million to $5.4 billion in 2024 primarily driven by a legal reserve build in the fourth quarter of 2024 and higher professional services.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.7 billion to $78.1 billion as of December 31, 2024 from December 31, 2023 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment decreased by $1.5 billion to $76.0 billion in 2024 compared to 2023 primarily driven by the impact of lower auto originations in the second half of 2022 and throughout 2023, partially offset by growth in our auto loan portfolio in 2024.
Deposits:
•Period-end deposits increased by $22.2 billion to $318.3 billion as of December 31, 2024 from December 31, 2023 primarily driven by continued growth from our national consumer banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 34 bps to 2.10% in 2024 compared to 2023.
•The 30+ day delinquency rate decreased by 35 bps to 6.73% as of December 31, 2024 compared to December 31, 2023.

74	Capital One Financial Corporation (COF)

Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income earned from products and services provided to our clients such as capital markets, advisory services, net interchange and treasury management. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of the provision for credit losses and operating costs.
Our Commercial Banking business generated net income from continuing operations of $1.2 billion, $691 million and $843 million in 2024, 2023 and 2022, respectively.
Table 10 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 10: Commercial Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selected income statement data:
Net interest income	$2,391	$2,518	$2,461	(5)%	2%
Non-interest income	1,210	1,002	1,129	21	(11)
Total net revenue(1)	3,601	3,520	3,590	2	(2)
Provision for credit losses(2)	8	605	415	(99)	46
Non-interest expense	2,011	2,011	2,070	—	(3)
Income from continuing operations before income taxes	1,582	904	1,105	75	(18)
Income tax provision	373	213	262	75	(19)
Income from continuing operations, net of tax	$1,209	$691	$843	75	(18)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$33,141	$36,448	$36,639	(9)	(1)
Commercial and industrial	55,439	56,008	54,772	(1)	2
Total commercial banking	$88,580	$92,456	$91,411	(4)	1
Average yield on loans held for investment(1)(3)	7.09%	6.86%	4.02%	23bps	284bps
Average deposits	$31,140	$37,411	$42,018	(17)%	(11)%
Average deposits interest rate	2.51%	2.68%	0.73%	(17)bps	195bps
Net charge-offs	$168	$578	$71	(71)%	**
Net charge-off rate	0.19%	0.62%	0.08%	(43)bps	54bps

(Dollars in millions, except as noted)	December 31, 2024	December 31, 2023	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$31,903	$34,446	(7)%
Commercial and industrial	55,272	56,042	(1)
Total commercial banking	$87,175	$90,488	(4)
Nonperforming loan rate	1.39%	0.84%	55bps
Nonperforming asset rate(4)	1.39	0.84	55
Allowance for credit losses(2)	$1,400	$1,545	(9)%
Allowance coverage ratio	1.61%	1.71%	(10)bps
Deposits	$31,691	$32,712	(3)%
Loans serviced for others	52,749	52,341	1
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.

75	Capital One Financial Corporation (COF)

(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $143 million, $158 million and $218 million as of December 31, 2024, 2023 and 2022, respectively.
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
** Not meaningful.
Key factors affecting the results of our Commercial Banking business for 2024 compared to 2023, and changes in financial condition and credit performance between December 31, 2024 and 2023 include the following:
•Net Interest Income: Net interest income decreased by $127 million to $2.4 billion in 2024 primarily driven by lower average loan and deposit balances.
•Non-Interest Income: Non-interest income increased by $208 million to $1.2 billion in 2024 primarily driven by increased fees in our capital markets business.
•Provision for Credit Losses: Provision for credit losses decreased by $597 million to $8 million in 2024 primarily driven by lower net charge-offs in our office real estate portfolio and an allowance release compared to an allowance build in 2023.
•Non-Interest Expense: Non-interest expense remained flat at $2.0 billion in 2024 compared to 2023.
Loans Held for Investment:
•Period-end loans held for investment decreased by $3.3 billion to $87.2 billion as of December 31, 2024 from December 31, 2023 primarily driven by customer payments outpacing originations.
•Average loans held for investment decreased by $3.9 billion to $88.6 billion in 2024 compared to 2023 primarily driven by customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $1.0 billion to $31.7 billion as of December 31, 2024 from December 31, 2023 primarily driven by an intentional reduction in lower margin deposit balances in the first half of the year, partially offset by growth in the second half of the year.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate decreased by 43 bps to 0.19% in 2024 compared to 2023 primarily driven by lower net charge-offs in our office real estate portfolio.
•The nonperforming loan rate increased by 55 bps to 1.39% as of December 31, 2024 compared to December 31, 2023 primarily driven by credit downgrades.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment securities portfolio, asset/liability management and oversight of our funds transfer pricing process. Other also includes:
•unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the Transaction;
•offsets related to certain line-item reclassifications;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and

76	Capital One Financial Corporation (COF)

•foreign exchange-rate fluctuations on foreign currency-denominated balances.
Table 11 summarizes the financial results of our Other category for the periods indicated.
Table 11: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selected income statement data:
Net interest loss	$(1,294)	$(1,719)	$(896)	(25)%	92%
Non-interest income (loss)	(77)	15	(233)	**	**
Total net loss(1)	(1,371)	(1,704)	(1,129)	(20)	51
Provision (benefit) for credit losses	1	1	(6)	—	**
Non-interest expense	527	637	154	(17)	**
Loss from continuing operations before income taxes	(1,899)	(2,342)	(1,277)	(19)	83
Income tax benefit	(685)	(823)	(617)	(17)	33
Loss from continuing operations, net of tax	$(1,214)	$(1,519)	$(660)	(20)	130
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
** Not meaningful.
Loss from continuing operations decreased by $305 million to a loss of $1.2 billion in 2024 compared to 2023 primarily driven by higher treasury income.

77	Capital One Financial Corporation (COF)

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
Loan Loss Reserves
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking loans held for investment portfolios as of each balance sheet date. We also reserve for the uncollectible portion of finance charges and fees related to credit card loan receivables in the allowance for credit losses consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables. We also separately reserve for unfunded lending commitments that are not unconditionally cancellable. We recognize changes in our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses. The allowance for credit losses was $16.3 billion as of December 31, 2024, compared to $15.3 billion as of December 31, 2023.

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
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Significant management judgment is required to determine the relevant information and estimation methods used to arrive at our best estimate of lifetime credit losses. Establishing the allowance on a quarterly basis involves evaluating and forecasting both credit and macroeconomic variables. The macroeconomic forecast used to inform both quantitative and qualitative components of our allowance for credit losses estimate is sensitive to certain variables, such as the U.S. Unemployment Rate, and the U.S. Real Gross Domestic Product (“U.S. Real GDP”) Growth Rate assumptions. Our December 31, 2024 allowance assumes that the quarterly average U.S. unemployment rate is approximately 4.3% by the fourth quarter of 2025 and annual U.S. Real GDP grows by 1.8% in 2025.
In addition to macroeconomic factors, many credit factors inform our allowance for credit losses, including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy

78	Capital One Financial Corporation (COF)

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
Goodwill
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the assets acquired and liabilities assumed as of the acquisition date.
Goodwill totaled $15.1 billion as of both December 31, 2024 and 2023. We did not recognize any goodwill impairment in 2024 or 2023. See “Item 8. Financial Statements and Supplementary Data—Note 7—Goodwill and Other Intangible Assets” for additional information.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Consolidated stockholder’s equity in excess of the sum of all reporting units capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and the Other category and assumed to be distributed to equity holders in future periods.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculate the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a

79	Capital One Financial Corporation (COF)

form of the income approach. This DCF calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF calculation requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values are then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. Discount rates used for our reporting units ranged from 8.4% to 12.7%, and we applied a terminal year long-term growth rate of 3.8% to all reporting units. The reasonableness of our DCF calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The usefulness of market data is inherently limited due to the size and scope of our operations compared to most peer institutions and recent market transactions. The results of the 2024 annual impairment test indicated that the estimated fair values of the reporting units exceeded their carrying amounts by between 11% and 83%. We also compare the aggregate fair values of our reporting units to our market capitalization. Our assessment considers the level of premium expected to assume control of the Company in a market transaction including anticipated cost savings and other synergies that would be realized in a hypothetical transaction.
The results of the 2024 annual goodwill impairment test for our Commercial Banking reporting unit concluded that, while the estimated fair value of this reporting unit exceeded its carrying amount, the percentage by which the estimated fair value of this reporting unit exceeded its carrying amount was 11%. The assumptions leveraged in the valuation of each reporting unit, including the Commercial Banking reporting unit, and the related risk of changes in those assumptions are described further below.
Assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, deterioration in a significant loan portfolio, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, an increase in disposition activity, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period. We perform sensitivity analyses around certain assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted prices in active markets or observable market inputs. When quoted prices and observable data in active markets are not fully available, management judgment is necessary to estimate fair value. Changes in market conditions, such as reduced liquidity in the capital markets or changes in secondary market activities, may reduce the availability and reliability of quoted prices or observable data used to determine fair value.

80	Capital One Financial Corporation (COF)

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
Significant judgment may be required to determine whether certain financial instruments measured at fair value are classified as Level 2 or Level 3. In making this determination, we consider all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and our understanding of the valuation techniques and significant inputs used. Based upon the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instruments’ fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions. We discuss changes in the valuation inputs and assumptions used in determining the fair value of our financial instruments, including the extent to which we have relied on significant unobservable inputs to estimate fair value and our process for corroborating these inputs, in “Item 8. Financial Statements and Supplementary Data—Note 17—Fair Value Measurement.”
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
Groups independent of our trading and investing functions participate in the review and validation process. Tasks performed by these groups include verification of fair value measurements at least quarterly to determine if assigned fair values are reasonable, including comparing prices from vendor pricing services to other available market information.
Our Fair Value Committee (“FVC”), which includes representation from business areas, Risk Management and Finance, provides guidance and oversight to ensure an appropriate valuation control environment. The FVC reviews and approves our fair valuations at least quarterly to ensure that our valuation practices are consistent with industry standards and adhere to regulatory and accounting guidance.
We have model policies, established by an independent Model Risk Office, which govern the validation of models and related supporting documentation to ensure the appropriate use of models for pricing and fair value measurements. The Model Risk Office validates all models and requires ongoing monitoring of their performance.
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer (“CFO”) and includes other members of senior management. There were no disputes escalated to the VAC for the years ended December 31, 2024 and 2023.
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
We use financial models to estimate ultimate redemption rates of rewards earned by current card members based on historical redemption trends, current enrollee redemption behavior, card product type, year of program enrollment, enrollment tenure and card spend levels. Our current assumption is that the substantial majority of all rewards earned will eventually be redeemed. We use the weighted-average redemption cost during the previous twelve months, adjusted as appropriate for recent changes in redemption costs, including changes related to the mix of rewards redeemed, to estimate future redemption costs. We continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and

81	Capital One Financial Corporation (COF)

conditions of the rewards program and other factors. While the rewards liability is sensitive to changes in assumptions for redemption rates and costs and involves management judgment, we believe portfolio characteristics and historical performance are the best indication of future reward redemption behavior and are the primary basis for our estimate. We recognized customer rewards expense of $9.0 billion, $8.2 billion and $7.6 billion in 2024, 2023 and 2022, respectively. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $8.2 billion and $7.4 billion as of December 31, 2024 and 2023, respectively.
We have a governance framework supported by processes and controls that are intended to ensure that our rewards liability estimate is appropriate and reliable. Our governance framework provides for oversight of assumptions, inputs, methods, process controls and results. Additional controls are performed to ensure all underlying data used to derive the rewards liability is complete and accurate.

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2024

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Disclosures Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	Requires entities to annually provide additional information on income tax rate reconciliations and make additional disclosures about income taxes paid.
Effective beginning with our annual period ending on December 31, 2025, with early adoption permitted. Prospective application is required and retrospective application is also permitted.

We plan to adopt this standard for the above annual period and to apply the new requirements prospectively. We are still assessing the extent of the impacts of adoption to the disclosures.

Disaggregation of Income Statement Expenses

ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

Issued November 2024
Requires entities to separately disclose specific disaggregated expense categories on an annual and interim basis as well as disclose selling expenses on an annual basis.
Effective beginning with our annual period ending on December 31, 2027, with early adoption permitted. Prospective application is required and retrospective application is also permitted.

We are still assessing the extent of the impacts of adoption to the disclosures.

82	Capital One Financial Corporation (COF)

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

83	Capital One Financial Corporation (COF)

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
The Stress Capital Buffer Rule does not apply to the Bank. Pursuant to the OCC’s capital regulations, which are only applicable to the Bank, the capital conservation buffer for the Bank continues to be fixed at 2.5%. Therefore, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffers, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of December 31, 2024 and 2023, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
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
Pursuant to the CECL Transition Rule, a banking institution could elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies used a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions were permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. From January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact were being phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

	Capital Impact Delayed		Phase In Period
	2020	2021	2022	2023	2024	2025
“Day 1” CECL adoption impact	Capital impact delayed to 2022		25% Phased In	50% Phased In	75% Phased In	Fully Phased In
Cumulative “day 2” ongoing impact	25% scaling factor as an approximation of the increase in allowance under CECL
As of December 31, 2021, we added back an aggregate amount of $2.4 billion to our regulatory capital pursuant to the CECL Transition Rule. Consistent with the rule, we have phased in 75% of this amount as of January 1, 2024. The remaining $600 million has been phased in on January 1, 2025. As of December 31, 2024, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 13.5% and would have been 13.3% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).

84	Capital One Financial Corporation (COF)

Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2024, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation.”
Table 12 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of December 31, 2024 and 2023.
Table 12: Capital Ratios Under Basel III(1)

	December 31, 2024			December 31, 2023
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	13.5%	4.5%	N/A	12.9%	4.5%	N/A
Tier 1 capital(3)	14.8	6.0	6.0%	14.2	6.0	6.0%
Total capital(4)	16.4	8.0	10.0	16.0	8.0	10.0
Tier 1 leverage(5)	11.6	4.0	N/A	11.2	4.0	N/A
Supplementary leverage(6)	9.9	3.0	N/A	9.6	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	13.6	4.5	6.5	13.1	4.5	6.5
Tier 1 capital(3)	13.6	6.0	8.0	13.1	6.0	8.0
Total capital(4)	15.2	8.0	10.0	14.3	8.0	10.0
Tier 1 leverage(5)	10.7	4.0	5.0	10.3	4.0	5.0
Supplementary leverage(6)	9.2	3.0	N/A	8.8	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(3)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(4)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(5)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(6)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

85	Capital One Financial Corporation (COF)

Table 13 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of December 31, 2024 and 2023.
Table 13: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2024	December 31, 2023
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$65,823	$62,710
Adjustments and deductions:
AOCI, net of tax(1)	1	27
Goodwill, net of related deferred tax liabilities	(14,786)	(14,811)
Other intangible and deferred tax assets, net of deferred tax liabilities	(231)	(311)
Common equity Tier 1 capital	50,807	47,615
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	55,652	52,460
Tier 2 capital instruments	1,307	1,936
Qualifying allowance for credit losses	4,846	4,728
Tier 2 capital	6,153	6,664
Total capital	$61,805	$59,124

Regulatory capital metrics
Risk-weighted assets	$377,145	$369,206
Adjusted average assets(2)	480,794	467,553
Total leverage exposure(3)	559,399	546,909
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
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the fourth quarter of 2024 and $553 million of shares of our common stock during the year ended 2024.
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
The Federal Reserve’s capital plan rule further provides that if a covered company determines there has been or will be a material change in its risk profile, financial condition, or corporate structure since it last submitted its capital plan, it must update and resubmit its capital plan within 30 calendar days, subject to a potential 60-day extension. We determined that our proposed acquisition of Discover constitutes a material change and submitted an updated capital plan as required by the capital plan rule. In addition, the capital plan rule provides that upon the occurrence of an event requiring resubmission, a covered company may not make any capital distribution unless it has received approval of the Federal Reserve. Accordingly, all our capital distributions are now subject to the prior approval of the Federal Reserve pending the Federal Reserve’s consideration of our resubmitted capital plan. We have received prior approval of the Federal Reserve to make certain capital distributions.

86	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
For the year ended December 31, 2024, we declared and paid common stock dividends of $937 million, or $2.40 per share, and preferred stock dividends of $228 million. While the Merger Agreement is in effect and until the Merger Agreement is terminated or the Transaction is completed, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter.
The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2024.
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of December 31, 2024, funds available for dividend payments from the Bank were $8.9 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $150 million of shares of our common stock during the fourth quarter of 2024 and $553 million of shares of our common stock during the year ended 2024. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing,” and “Part I—Item 1. Business—Supervision and Regulation—Funding and Dividends from Subsidiaries.”

87	Capital One Financial Corporation (COF)

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control, and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

88	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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

89	Capital One Financial Corporation (COF)

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

90	Capital One Financial Corporation (COF)

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

91	Capital One Financial Corporation (COF)

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
See also “Credit Risk Profile” below for more information about how we manage credit risk.
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
The Chief Credit and Financial Risk Officer, in conjunction with the Head of Liquidity, Market and Capital Risk Oversight, is responsible for the establishment of liquidity risk management policies and standards for governance and monitoring of liquidity risk at a corporate level. We assess liquidity strength by evaluating several different balance sheet metrics under severe stress scenarios to ensure we can withstand significant funding degradation. Results are reported to the Asset Liability Committee monthly and to the Risk Committee no less than quarterly. We also continuously monitor market and economic conditions to evaluate emerging stress conditions and to develop appropriate action plans in accordance with our Contingency Funding Plan and our Recovery Plan.
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
See also “Liquidity Risk Profile” below for more information about how we manage liquidity risk.

92	Capital One Financial Corporation (COF)

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
The Chief Operational Risk Officer, in collaboration with the CTRO, is responsible for establishing and overseeing our Operational Risk Management Program. The program establishes practices for assessing the operational risk profile and executing key control processes for operational risks. These risks include topics such as internal and external fraud, cybersecurity and technology risk, data management, model risk, third-party management, and business continuity. Operational Risk Management and Technology Risk Management enforce these practices and delivers reporting of operational risk results to senior business leaders, the executive committee and the Board of Directors. For additional information on how we manage cybersecurity and technology risk, see “Part I—Item 1C. Cybersecurity” of this Report.
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

93	Capital One Financial Corporation (COF)

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
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Item 8. Financial Statements and Supplementary Data—Note 3—Investment Securities” as well as credit risk related to derivative transactions in “Item 8. Financial Statements and Supplementary Data—Note 10—Derivative Instruments and Hedging Activities.”
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
•Auto: We originate both prime and subprime auto loans through a network of auto dealers and direct marketing. Our auto loans have fixed interest rates and loan terms of 84 months or less. Loan size limits are customized by program and are generally less than $75,000. Similar to credit card accounts, the underwriting criteria are customized for individual products and marketing programs and based on analysis of net present value of expected revenues, expenses and losses, and are subject to maintaining resilience under a variety of stress conditions. Underwriting decisions are generally based on an applicant’s income, estimated net disposable income, and credit bureau information including FICO scores, along with collateral characteristics such as loan-to-value (“LTV”) ratio. We maintain an auto securitization program.
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

94	Capital One Financial Corporation (COF)

Portfolio of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $202 million and $854 million as of December 31, 2024 and 2023, respectively.
Table 15 presents the maturities of our loans held for investment portfolio as of December 31, 2024. Determinations of maturities are based on scheduled repayments. Due to the revolving nature of credit card loans, we report the majority of our credit card loans as due in one year or less.
Table 15: Loan Maturity Schedule

	December 31, 2024
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years to 15 Years	> 15 Years	Total
Fixed rate:
Credit card	$16,791	$396	—	—	$17,187
Consumer banking	18,129	54,204	$5,396	$53	77,782
Commercial banking	1,116	4,135	5,805	993	12,049
Total fixed-rate loans	36,036	58,735	11,201	1,046	107,018
Variable rate:
Credit card	145,321	—	—	—	145,321
Consumer banking	290	11	9	—	310
Commercial banking	12,459	53,792	8,788	87	75,126
Total variable-rate loans	158,070	53,803	8,797	87	220,757
Total loans	$194,106	$112,538	$19,998	$1,133	$327,775

95	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the United Kingdom and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of December 31, 2024 and 2023.
Table 16: Credit Card Portfolio by Geographic Region

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$15,978	9.8%	$15,167	9.8%
Texas	13,430	8.3	12,318	8.0
Florida	12,039	7.4	11,148	7.2
New York	10,010	6.2	9,578	6.2
Pennsylvania	6,299	3.9	5,824	3.8
Illinois	5,921	3.6	5,581	3.6
Ohio	5,314	3.3	4,845	3.1
New Jersey	5,097	3.1	4,702	3.0
Georgia	4,965	3.1	4,606	3.0
North Carolina	4,477	2.8	4,088	2.6
Other	72,088	44.3	69,809	45.2
Total domestic credit card	155,618	95.8	147,666	95.5
International card businesses:
United Kingdom	3,980	2.4	3,639	2.4
Canada	2,910	1.8	3,242	2.1
Total international card businesses	6,890	4.2	6,881	4.5
Total credit card	$162,508	100.0%	$154,547	100.0%

96	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking includes small business loans and other consumer lending products originated through our branch and café network. The table below presents the geographic profile of our auto loan and retail banking portfolios as of December 31, 2024 and 2023.
Table 17: Consumer Banking Portfolio by Geographic Region

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,459	12.1%	$9,020	11.9%
California	8,786	11.2	8,747	11.6
Florida	6,866	8.8	6,488	8.6
Pennsylvania	3,408	4.4	3,215	4.3
Ohio	3,402	4.4	3,130	4.1
Illinois	3,124	4.0	2,988	4.0
Georgia	2,962	3.8	2,971	3.9
New Jersey	2,662	3.4	2,626	3.5
Other	36,160	46.3	34,890	46.3
Total auto	76,829	98.4	74,075	98.2

Retail banking:
New York	376	0.5	417	0.6
Texas	278	0.4	297	0.4
Louisiana	198	0.2	234	0.3
New Jersey	84	0.1	94	0.1
Maryland	71	0.1	81	0.1
Florida	53	0.1	45	0.1
Other	203	0.2	194	0.2
Total retail banking	1,263	1.6	1,362	1.8
Total consumer banking	$78,092	100.0%	$75,437	100.0%

97	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of December 31, 2024 and 2023.
Table 18: Commercial Real Estate Portfolio by Region

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$12,152	38.1%	$13,931	40.5%
South	7,900	24.8	7,073	20.5
Pacific West	4,213	13.2	5,342	15.5
Mid-Atlantic	2,901	9.1	4,138	12.0
Mountain	2,536	7.9	1,910	5.5
Midwest	2,201	6.9	2,052	6.0
Total	$31,903	100.0%	$34,446	100.0%
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

98	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment portfolio by industry classification as of December 31, 2024 and 2023. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2024	December 31, 2023
Industry Classification:
Finance(1)	39%	31%
Real Estate & Construction(2)	26	30
Government & Education	8	8
Health Care & Pharmaceuticals	4	6
Commercial Services	4	4
Technology, Telecommunications & Media	3	2
Oil, Gas & Pipelines	3	3
Other	13	16
Total	100%	100%
__________
(1)Beginning in the fourth quarter of 2024, we made certain reporting presentation changes which increased the percentage of Finance loans, and decreased the percentage of Real Estate & Construction loans and Healthcare loans, in relation to our total loans held for investment portfolio. This change was made on a prospective basis in accordance with regulatory reporting changes made to the “Consolidated Reports of Condition and Income” (FFIEC 031) non-depository financial institution definition, effective December 31, 2024.
(2)The funded balance for commercial office real estate held for investment totaled $1.8 billion, or 2.1% and $2.3 billion, or 2.5%, as of December 31, 2024 and 2023, respectively. Commercial office real estate exposure does not include loans in our healthcare real estate business secured by medical office properties and loans to office real estate investment trusts or real estate investment funds.

99	Capital One Financial Corporation (COF)

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
Table 20 provides details on the credit scores of our domestic credit card and auto loan portfolios as of December 31, 2024 and 2023.
Table 20: Credit Score Distribution

(Percentage of portfolio)	December 31, 2024	December 31, 2023
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	68%
660 or below	31	32
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	54%	53%
621 - 660	19	20
620 or below	27	27
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Item 8. Financial Statements and Supplementary Data—Note 4—Loans” for additional credit quality information and see “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings for each of our loan categories.

100	Capital One Financial Corporation (COF)

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
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of December 31, 2024 and 2023.
Table 21: 30+ Day Delinquencies

	December 31, 2024				December 31, 2023
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$7,053	4.53%	$7,053	4.53%	$6,806	4.61%	$6,806	4.61%
International card businesses	311	4.52	320	4.64	321	4.67	329	4.77
Total credit card	7,364	4.53	7,373	4.54	7,127	4.61	7,135	4.62
Consumer Banking:
Auto	4,572	5.95	5,229	6.81	4,696	6.34	5,307	7.16
Retail banking	14	1.12	26	2.05	17	1.19	33	2.40
Total consumer banking	4,586	5.87	5,255	6.73	4,713	6.25	5,340	7.08
Commercial Banking:
Commercial and multifamily real estate	40	0.13	170	0.53	—	—	121	0.35
Commercial and industrial	99	0.18	242	0.44	55	0.10	181	0.32
Total commercial banking	139	0.16	412	0.47	55	0.06	302	0.33
Total	$12,089	3.69	$13,040	3.98	$11,895	3.71	$12,777	3.99
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

101	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of December 31, 2024 and 2023.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,276	1.61%	$5,367	1.68%
60 – 89 days	3,138	0.96	3,119	0.97
> 90 days	4,626	1.41	4,291	1.34
Total	$13,040	3.98%	$12,777	3.99%
Geographic region:
Domestic	$12,720	3.88%	$12,448	3.89%
International	320	0.10	329	0.10
Total	$13,040	3.98%	$12,777	3.99%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

102	Capital One Financial Corporation (COF)

Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of December 31, 2024 and 2023. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,711	2.28%	$3,499	2.26%
Commercial banking	96	0.11	55	0.06
Total	$3,807	1.16	$3,554	1.11
Geographic region:
Domestic	$3,673	1.14%	$3,422	1.09%
International	134	1.95	132	1.91
Total	$3,807	1.16	$3,554	1.11
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

103	Capital One Financial Corporation (COF)

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
Table 24 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of December 31, 2024 and 2023. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$10	0.15%	$9	0.13%
Total credit card	10	0.01	9	0.01
Consumer Banking:
Auto	750	0.98	712	0.96
Retail banking	25	1.94	46	3.36
Total consumer banking	775	0.99	758	1.00
Commercial Banking:
Commercial and multifamily real estate	509	1.60	425	1.23
Commercial and industrial	701	1.27	336	0.60
Total commercial banking	1,210	1.39	761	0.84
Total nonperforming loans held for investment(3)	1,995	0.61	1,528	0.48
Other nonperforming assets(4)	65	0.02	62	0.02
Total nonperforming assets	$2,060	0.63	$1,590	0.50
__________
(1)We recognized interest income for loans classified as nonperforming of $111 million and $91 million in 2024 and 2023, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.16% and 0.88% as of December 31, 2024 and 2023, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

104	Capital One Financial Corporation (COF)

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
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in 2024, 2023 and 2022.
Table 25: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2024		2023		2022
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$8,634	5.91%	$6,164	4.56%	$2,833	2.47%
International card businesses	353	5.15	308	4.84	215	3.65
Total credit card	8,987	5.88	6,472	4.57	3,048	2.53
Consumer Banking:
Auto	1,528	2.05	1,308	1.72	784	1.00
Retail banking	65	5.11	56	3.89	70	4.24
Total consumer banking	1,593	2.10	1,364	1.76	854	1.06
Commercial Banking:
Commercial and multifamily real estate	87	0.26	489	1.34	—	—
Commercial and industrial	81	0.15	89	0.16	71	0.13
Total commercial banking	168	0.19	578	0.62	71	0.08
Total net charge-offs	$10,748	3.39	$8,414	2.70	$3,973	1.36
Average loans held for investment	$317,421		$311,541		$292,238
__________
(1)Net charge-off rates are calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.
(2)The Walmart Program Termination increased the Domestic Card net charge-off rate by 24 bps in 2024.

105	Capital One Financial Corporation (COF)

Financial Difficulty Modifications to Borrowers
A financial difficulty modification (“FDM”) occurs when a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, a term extension or a combination of these modifications is granted to a borrower experiencing financial difficulty.
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectibility of the loan and to avoid the need for repossession or foreclosure of collateral.
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
For more information on FDMs, see “Item 8. Financial Statements—Note 4—Loans.”
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

106	Capital One Financial Corporation (COF)

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for 2024 and 2023, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,165	$380	$9,545	$2,187	$50	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(1)	(40)	(23)	(63)	—	—	—	—	(63)
Balance as of January 1, 2023	9,125	357	9,482	2,187	50	2,237	1,458	13,177
Charge-offs	(7,348)	(439)	(7,787)	(2,252)	(75)	(2,327)	(588)	(10,702)
Recoveries(2)	1,184	131	1,315	944	19	963	10	2,288
Net charge-offs	(6,164)	(308)	(6,472)	(1,308)	(56)	(1,364)	(578)	(8,414)
Provision for credit losses	8,268	383	8,651	1,123	46	1,169	665	10,485
Allowance build (release) for credit losses	2,104	75	2,179	(185)	(10)	(195)	87	2,071
Other changes(3)	32	16	48	—	—	—	—	48
Balance as of December 31, 2023	11,261	448	11,709	2,002	40	2,042	1,545	15,296
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	—	—	—	—	—	—	218	218
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(60)	(60)
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Combined allowance and reserve as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,703	$15,454
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(10,246)	(511)	(10,757)	(2,674)	(84)	(2,758)	(234)	(13,749)
Recoveries(2)	1,612	158	1,770	1,146	19	1,165	66	3,001
Net charge-offs	(8,634)	(353)	(8,987)	(1,528)	(65)	(1,593)	(168)	(10,748)
Provision for credit losses	9,867	405	10,272	1,385	50	1,435	23	11,730
Allowance build (release) for credit losses(4)	1,233	52	1,285	(143)	(15)	(158)	(145)	982
Other changes(3)	—	(20)	(20)	—	—	—	—	(20)
Balance as of December 31, 2024	12,494	480	12,974	1,859	25	1,884	1,400	16,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(15)	(15)
Balance as of December 31, 2024	—	—	—	—	—	—	143	143
Combined allowance and reserve as of December 31, 2024	$12,494	$480	$12,974	$1,859	$25	$1,884	$1,543	$16,401
__________
(1)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(3)Primarily represents foreign currency translation adjustments for the year ended December 31, 2024. Primarily represents foreign currency translation adjustments and the initial allowance for purchased credit-deteriorated (“PCD”) loans for the years ended December 31, 2023 and 2022. The initial allowance of PCD loans was $32 million and $10 million for the years ended December 31, 2023 and 2022, respectively.
(4)The Walmart Program Termination resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.

107	Capital One Financial Corporation (COF)

Allowance Coverage Ratios for Specified Loan Category
Our allowance for credit losses increased by $962 million to $16.3 billion as of December 31, 2024 compared to 2023 and our allowance coverage ratio increased by 19 bps to 4.96% as of December 31, 2024 compared to 2023.
The ratio of the allowance for credit losses divided by total nonperforming loans held for investment of $2.0 billion and $1.5 billion as of December 31, 2024 and 2023, respectively, decreased by 186% to 815% as of December 31, 2024 from 1,001% as of December 31, 2023. Excluding the impact of the allowance for credit losses related to Domestic Card of $12.5 billion and $11.3 billion as of December 31, 2024 and 2023, respectively, this ratio decreased by 75% to 189% as of December 31, 2024 from 264% as of December 31, 2023. The decrease in the ratio for the allowance for credit losses divided by total nonperforming loans was driven by an increase in nonperforming loans partially offset by an increase in our allowance for credit losses.

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $123.8 billion and $120.7 billion as of December 31, 2024 and 2023, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of December 31, 2024, we had available issuance capacity of $40.2 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of December 31, 2024, we had access to available contingent liquidity sources totaling $102.6 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Facility, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”).
As of December 31, 2024 and 2023, our funding sources totaled $408.3 billion and $398.3 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 6: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 27 below presents the composition of our liquidity reserves as of December 31, 2024 and 2023.
Table 27: Liquidity Reserves

(Dollars in millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$43,230	$43,297
Securities available for sale(1)	83,013	79,117
FHLB borrowing capacity secured by loans	4,279	5,205
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(48)	(50)
Other encumbrances of investment securities	(6,648)	(6,917)
Total liquidity reserves	$123,826	$120,652
________
(1)    Includes securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $3.2 billion to $123.8 billion as of December 31, 2024 from December 31, 2023, primarily due to increases in securities available for sale. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Risk Management” for additional information on our management of liquidity risk.

108	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the LCR Rule as implemented by the Federal Reserve and the OCC. The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the fourth quarter of 2024 was 155%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Net Stable Funding Ratio
We are subject to the NSFR Rule as implemented by the Federal Reserve and the OCC. The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for each of the third and fourth quarter of 2024 was 135%, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Borrowing Capacity
We maintain a shelf registration with the SEC so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30.0 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25.0 billion of securitized debt obligations. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process. As of December 31, 2024, we had $21.6 billion and $18.6 billion of available issuance capacity in our credit card and auto loan securitization programs, respectively.
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
As of December 31, 2024, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $35.1 billion, of which $48 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million as of both December 31, 2024 and 2023.
As a member of FICC—GSD, we have $20.8 billion of readily available borrowing capacity secured by securities from our investment portfolio as of December 31, 2024. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $412 thousand and $375 thousand as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, we pledged loans to secure a borrowing capacity of $46.7 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both December 31, 2024 and 2023.

109	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balance, interest expense and average deposits interest rate for December 31, 2024, 2023 and 2022.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Year Ended December 31,
	2024			2023			2022
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$34,904	$544	1.56%	$41,555	$797	1.92%	$48,291	$312	0.65%
Saving deposits(2)	211,120	7,083	3.36	197,896	5,353	2.71	202,454	1,628	0.80
Time deposits	78,273	3,866	4.94	74,286	3,339	4.49	26,463	595	2.25
Total interest-bearing deposits	$324,297	$11,493	3.54	$313,737	$9,489	3.02	$277,208	$2,535	0.91
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both December 31, 2024 and 2023. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 6: Funding Sources Composition” and in “Item 8. Financial Statements and Supplementary Data—Note 9—Deposits and Borrowings.”
Funding
Our primary source of funding comes from insured retail deposits, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “Consolidated Balance Sheets Analysis—Table 6: Funding Sources Composition” for additional information on our primary sources of funding.
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

110	Capital One Financial Corporation (COF)

As of December 31, 2024 and 2023, we held $64.9 billion and $64.2 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 18% of our total deposits as of both December 31, 2024 and 2023. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies, adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Table 29 presents, by contractual maturity, the estimated uninsured portion of total time deposits as of December 31, 2024 and 2023. Our funding and liquidity management activities factor in the expected maturities of these deposits.
Table 29: Amount of Uninsured Time Deposits by Contractual Maturity1

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$4,619	45.6%	$4,784	53.2%
> 3 months to 6 months	1,675	16.6	537	6.0
> 6 months to 12 months	2,596	25.6	2,095	23.3
> 12 months	1,230	12.2	1,577	17.5
Total	$10,120	100.0%	$8,993	100.0%
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of December 31, 2024 and 2023, the total time deposit amount with some portion in excess of the insured amount was $15.2 billion and $15.8 billion, respectively.
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $24 million to $562 million as of December 31, 2024 from December 31, 2023 driven by an increase in repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $4.3 billion to $45.0 billion as of December 31, 2024 from December 31, 2023 primarily driven by net maturities of securitized debt obligations. We provide more information on our securitization activity in “Item 8. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Item 8. Financial Statements and Supplementary Data—Note 9—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long term FHLB advances and their respective maturities or redemptions for the years ended December 31, 2024, 2023 and 2022.
Table 30: Long-Term Debt Funding Activities

	Issuances			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Securitized debt obligations	$1,810	$3,300	$9,750	$5,828	$2,483	$7,060
Senior and subordinated notes	4,000	8,250	9,300	4,411	8,436	3,561
FHLB advances	—	—	12,000	—	—	12,000
Total	$5,810	$11,550	$31,050	$10,239	$10,919	$22,621

111	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors”—“A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of December 31, 2024 and 2023.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2024		December 31, 2023
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of February 11, 2025 Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook. Following the Company’s February 19, 2024 announcement of its agreement to acquire Discover, Moody’s Investors Service (“Moody’s”) placed our credit ratings on review for a downgrade. Moody’s said its review for downgrade may continue until the Transaction has been completed.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of December 31, 2024 and 2023, our total unfunded lending commitments were $458.1 billion and $441.3 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of both December 31, 2024 and 2023, we had $1.5 billion in aggregate operating lease obligations, of which $235 million will be due the following 12 months. We provide more information on our lease activity in “Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases.”
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of December 31, 2024 and 2023, we had $4.0 billion and $789 million, respectively, in aggregate purchase obligations. This increase is mainly due to recently renewed commitments for certain long term purchase obligations for goods and services.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Item 8. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations,” “Item 8. Financial Statements and Supplementary Data—Note 15—Employee Benefit Plans” and “Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”

112	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of December 31, 2024, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.00% at both December 31, 2025 and 2026.
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

113	Capital One Financial Corporation (COF)

At the current level of interest rates, our projected 12-month net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and other liabilities, net of our interest rate hedges. Our 12-month net interest income sensitivity was largely unchanged as compared to December 31, 2023.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of December 31, 2024, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.00% at both December 31, 2025 and 2026.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity decreased modestly in higher rate scenarios while remaining largely unchanged for lower rate scenarios as compared to December 31, 2023. The decrease in economic value of equity sensitivity in higher rate scenarios is mainly driven by modeling enhancements made to our deposit balance attrition forecast assumptions. The enhancement modestly increased the projected average life (and duration) of our deposit balances. In higher rate scenarios, the value of these deposits increased more due to longer duration, which provided modestly more offset to the decline in value of fixed-rate assets in these higher rate scenarios.

114	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of December 31, 2024 and 2023.
Table 32: Interest Rate Sensitivity Analysis

	December 31, 2024	December 31, 2023
Estimated impact on projected baseline net interest income:
+200 basis points	1.3%	0.7%
+100 basis points	0.8	0.8
+50 basis points	0.4	0.4
–50 basis points	(0.4)	(0.5)
–100 basis points	(0.8)	(0.9)
–200 basis points	(1.9)	(2.0)
Estimated impact on economic value of equity:
+200 basis points	(6.3)	(8.4)
+100 basis points	(3.0)	(3.7)
+50 basis points	(1.4)	(1.8)
–50 basis points	1.3	1.6
–100 basis points	2.5	2.9
–200 basis points	3.9	4.0
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
For further information on our interest rate exposures, see “Item 8. Financial Statements and Supplementary Data—Note 10—Derivative Instruments and Hedging Activities.”

115	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 1.3 billion GBP and 973 million GBP as of December 31, 2024 and 2023, respectively, and 1.4 billion CAD and 1.6 billion CAD as of December 31, 2024 and 2023, respectively. Our nominal EUR-denominated borrowings outstanding were 505 million EUR and 1.3 billion EUR as of December 31, 2024 and 2023, respectively.
Our non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.2 billion GBP as of both December 31, 2024 and 2023, and 2.6 billion CAD and 2.4 billion CAD as of December 31, 2024 and 2023, respectively.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 10—Derivative Instruments and Hedging Activities” and “Item 8. Financial Statements and Supplementary Data—Note 11—Stockholders’ Equity.”
Risk related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99% confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Item 8. Financial Statements and Supplementary Data—Note 10—Derivative Instruments and Hedging Activities.”

116	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Average loans held for investment	$317,421	$311,541	$292,238
Net charge-offs	10,748	8,414	3,973
Net charge-off rate	3.39%	2.70%	1.36%
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

December 31,
(Dollars in millions, except as noted)	2024	2023	2022
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$16,924	$16,307	$15,146
Discover integration expenses	(234)	—	—
FDIC special assessment	(41)	(289)	—
Legal reserve activity	(75)	—	—
Insurance recoveries and legal reserve activity	—	—	177
Restructuring charges	—	—	(72)
Adjusted operating expense (non-GAAP)	$16,574	$16,018	$15,251

Total net revenue (U.S. GAAP)	$39,112	$36,787	$34,250
Walmart program agreement termination contra revenue impact	27	—	—
Adjusted net revenue (non-GAAP)	$39,139	$36,787	$34,250

Operating efficiency ratio (U.S. GAAP)	43.27%	44.33%	44.22%
Impact of adjustments noted above	(92)bps	(79)	bps	31bps
Adjusted operating efficiency ratio (non-GAAP)	42.35%	43.54%	44.53%
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

117	Capital One Financial Corporation (COF)

	December 31,
(Dollars in millions, except as noted)	2024	2023	2022
Tangible Common Equity (Period-End):
Stockholders’ equity	$60,784	$58,089	$52,582
Goodwill and other intangible assets(1)	(15,157)	(15,289)	(14,902)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$40,782	$37,955	$32,835
Tangible Assets (Period-End):
Total assets	$490,144	$478,464	$455,249
Goodwill and other intangible assets(1)	(15,157)	(15,289)	(14,902)
Tangible assets	$474,987	$463,175	$440,347
Tangible Common Equity (Average):
Stockholders’ equity	$59,799	$55,195	$55,125
Goodwill and other intangible assets(1)	(15,237)	(15,207)	(14,905)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$39,717	$35,143	$35,375
Tangible Assets (Average):
Total assets	$480,451	$467,807	$440,538
Goodwill and other intangible assets(1)	(15,237)	(15,207)	(14,905)
Tangible assets	$465,214	$452,600	$425,633
TCE Ratio:
Tangible common equity (period-end)	$40,782	$37,955	$32,835
Tangible assets (period-end)	474,987	463,175	440,347
TCE Ratio(2)	8.6%	8.2%	7.5%
Tangible Book Value per Share:
Tangible common equity (period-end)	$40,782	$37,955	$32,835
Outstanding Common Shares	381.2	380.4	381.3
Tangible book value per common share (period-end)(3)	$106.97	$99.78	$86.11
Return on Tangible Assets (Average):
Net income	$4,750	$4,887	$7,360
Tangible assets (Average)	465,214	452,600	425,633
Return on tangible assets(4)	1.02%	1.08%	1.73%
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$4,445	$4,582	$7,044
Tangible common equity (Average)	39,717	35,143	35,375
Return on tangible common equity(5)	11.18%	13.04%	19.91%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.
(3)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding.
(4)Return on average tangible assets is a non-GAAP measure calculated based on annualized net income (loss) from continuing operations, net of tax, for the period divided by average tangible assets for the period.
(5)Return on average tangible common equity is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.

118	Capital One Financial Corporation (COF)

Glossary and Acronyms
2004 Plan: The Amended and Restated 2004 Stock Incentive Plan.
2019 Cybersecurity Incident: The unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers that we announced on July 29, 2019.
2022 Call Report: Consolidated Reports of Condition and Income, (“FFIEC 031”) as of December 31, 2022.
Allowance coverage ratio: Allowance for credit losses as a percentage of loans held for investment.
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
Annual Report: References to “this Report” or our “2024 Form 10-K” or “2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

119	Capital One Financial Corporation (COF)

CECL Transition Rule: A rule adopted by the Federal Banking Agencies and effective in 2020 that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital.
CODM: The Chief Operating Decision Maker for each of our business segments.
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
Discover: Discover Financial Services, a Delaware corporation
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
Federal Banking Agencies: The Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation.
Federal Deposit Insurance Corporation (“FDIC”): An independent U.S. governmental agency that administers the Deposit Insurance Fund.
Federal Reserve: The Board of Governors of the Federal Reserve System.
FFIEC 031: Consolidated Reports of Condition and Income for a Bank with Domestic and Foreign Offices filed quarterly with the Federal Banking Agencies.
FICO score: A measure of consumer credit risk provided by credit bureaus, typically produced from statistical modeling software created by FICO (formerly known as “Fair Isaac Corporation”) utilizing data collected by the credit bureaus.

120	Capital One Financial Corporation (COF)

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
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Home Loan Bank (“FHLB”).
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

121	Capital One Financial Corporation (COF)

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
Merger Agreement: Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover, Capital One and Merger Sub.
Merger: The merger of Merger Sub with and into Discover, with Discover as the surviving entity, pursuant to the Merger Agreement.
Merger Sub: Vega Merger Sub, Inc.

122	Capital One Financial Corporation (COF)

Mortgage servicing rights (“MSRs”): The right to service a mortgage loan when the underlying loan is sold or securitized. Servicing includes collections of principal, interest and escrow payments from borrowers and accounting for and remitting principal and interest payments to investors.
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
Second Step Merger: The merger of Discover with and into Capital One, with Capital One as the surviving entity

123	Capital One Financial Corporation (COF)

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
This Report: This Annual Report on Form 10-K for the period ended December, 31 2024.
Transaction: On February 19, 2024, we entered into the Merger Agreement to acquire Discover in an all-stock transaction.
Trapped liquidity: The amount of high-quality liquid assets (HQLA) held by a bank that may not be transferred to other affiliates. This amount is excluded from the bank's HQLA amount.
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

124	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed securities
ACL: Allowance for credit losses
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ASU: Accounting Standards Update
ATM: Automated teller machine
AWS: Amazon Web Services, Inc.
BHC: Bank holding company
BHC Act: The Bank Holding Company Act of 1956, as amended.
bps: Basis points
BSA: The Bank Secrecy Act
CAD: Canadian dollar
CAP: Compliance Assurance Process
CCPA: California Consumer Privacy Act (as amended by the California Privacy Rights Act)
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CDE: Community development entities
CECL: Current expected credit loss
CEO: Chief Executive Officer
CET1: Common equity Tier 1 capital
CFO: Chief Financial Officer
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
CIBC: Change in Bank Control Act
CIO: Chief Information Officer
CIRCIA: Cyber Incident Reporting for Critical Infrastructure Act
CISA: Cybersecurity and Infrastructure Security Agency
CISO: Chief Information Security Officer

125	Capital One Financial Corporation (COF)

CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
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
FHLB: Federal Home Loan Bank
FICC - GSD: Fixed Income Clearing Corporation - Government Securities Division
FICO: Fair Isaac Corporation
FinCEN: Financial Crimes Enforcement Network
FINRA: Financial Industry Regulatory Authority
FIS: Fidelity Information Services
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
FS-ISAC: Financial Services Information Sharing and Analysis Center
FVC: Fair Value Committee
GAAP: Generally accepted accounting principles in the U.S.
GBP: Pound sterling
GDP: U.S. Real Gross Domestic Product

126	Capital One Financial Corporation (COF)

GDPR: General Data Protection Regulation
Ginnie Mae: Government National Mortgage Association
GLBA: Gramm-Leach-Bliley Act
G-SIB: Global systemically important banks
GSE or Agency: Government-sponsored enterprise
HFI: Held for Investment
HQLA: High-Quality Liquid Assets
ICE: Intercontinental Exchange
IRM: Independent Risk Management
IRS: Internal Revenue Service
LCH: LCH Group
LCR: Liquidity coverage ratio
LLC: Limited liability company
LTV: Loan-to-Value
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NORA: Notice of Opportunity to Respond and Advise
NOIT: Notice of Intent to Terminate
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
PIPEDA: Personal Information Protection and Electronic Document Act
PPI: Payment protection insurance
PSU: Performance share units
RMBS: Residential mortgage-backed securities
ROU: Right-of-use

127	Capital One Financial Corporation (COF)

RSU: Restricted stock unit
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
TDR: Troubled debt restructuring
TILA: Truth in Lending Act
TSYS: Total System Services LLC
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VAC: Valuations Advisory Committee
VaR: Value-At-Risk
VIE: Variable interest entity
VOE: Voting interest entity

128	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk Profile.”

129	Capital One Financial Corporation (COF)

130	Capital One Financial Corporation (COF)

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”
Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

February 20, 2025

131	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 20, 2025

132	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

133	Capital One Financial Corporation (COF)

Allowance for credit losses – Credit Card
Description of the Matter
On December 31, 2024, the Company’s allowance for credit losses for the credit card portfolio was $13.0 billion. As more fully described in Note 1 and Note 5 of the consolidated financial statements, the allowance for credit losses (ACL or allowance) represents management’s current estimate of expected credit losses over the contractual terms of the Company’s held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of loss forecasting models based upon various statistical analyses with adjustments for current conditions and reasonable and supportable forecasts of conditions, which includes expected economic conditions. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses. Auditing the allowance for the credit card portfolio was especially challenging and highly judgmental due to the significant judgment required in establishing certain components of the qualitative element. The qualitative element requires management to make judgments regarding current and forward-looking conditions, internal and external factors, and uncertainty as it relates to economic, model, or forecast risks, where not already captured in the modeled results.

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

Our audit response included evaluating the comprehensive framework of the ACL, which involved engaging EY Specialists to evaluate the model methodology, model performance and model governance, as well as the conceptual soundness of certain qualitative elements. We also performed testing on data inputs utilized in the qualitative element calculation, as well as recalculated the qualitative element based on the framework. We evaluated the overall credit card ACL, inclusive of qualitative elements, and whether the recorded ACL appropriately reflects expected credit losses on the portfolio. Additionally, we performed searches for contrary evidence, which included reviewing historical loss statistics, peer bank metrics, and subsequent events and considered whether such information indicated that management’s judgements were not reasonable or consistently applied.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 20, 2025

134	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2024	2023	2022
Interest income:
Loans, including loans held for sale	$40,894	$37,410	$28,910
Investment securities	2,873	2,550	1,884
Other	2,267	1,978	443
Total interest income	46,034	41,938	31,237
Interest expense:
Deposits	11,493	9,489	2,535
Securitized debt obligations	958	959	384
Senior and subordinated notes	2,333	2,204	1,074
Other borrowings	42	45	130
Total interest expense	14,826	12,697	4,123
Net interest income	31,208	29,241	27,114
Provision for credit losses	11,716	10,426	5,847
Net interest income after provision for credit losses	19,492	18,815	21,267
Non-interest income:
Interchange fees, net	4,882	4,793	4,606
Service charges and other customer-related fees	1,976	1,667	1,625
Net securities losses	(35)	(34)	(9)
Other	1,081	1,120	914
Total non-interest income	7,904	7,546	7,136
Non-interest expense:
Salaries and associate benefits	9,398	9,302	8,425
Occupancy and equipment	2,366	2,160	2,050
Marketing	4,562	4,009	4,017
Professional services	1,610	1,268	1,807
Communications and data processing	1,462	1,383	1,379
Amortization of intangibles	77	82	70
Other	2,011	2,112	1,415
Total non-interest expense	21,486	20,316	19,163
Income from continuing operations before income taxes	5,910	6,045	9,240
Income tax provision	1,163	1,158	1,880
Income from continuing operations, net of tax	4,747	4,887	7,360
Income from discontinued operations, net of tax	3	0	0
Net income	4,750	4,887	7,360
Dividends and undistributed earnings allocated to participating securities	(77)	(77)	(88)
Preferred stock dividends	(228)	(228)	(228)
Net income available to common stockholders	$4,445	$4,582	$7,044
Basic earnings per common share:
Net income from continuing operations	$11.60	$11.98	$17.98
Income from discontinued operations	0.01	0.00	0.00
Net income per basic common share	$11.61	$11.98	$17.98
Diluted earnings per common share:
Net income from continuing operations	$11.58	$11.95	$17.91
Income from discontinued operations	0.01	0.00	0.00
Net income per diluted common share	$11.59	$11.95	$17.91

See Notes to Consolidated Financial Statements.
135	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net income	$4,750	$4,887	$7,360
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(775)	907	(7,973)
Net unrealized gains (losses) on hedging relationships	(227)	689	(2,300)
Foreign currency translation adjustments	(23)	46	1
Other	7	6	(18)
Other comprehensive income (loss), net of tax	(1,018)	1,648	(10,290)
Comprehensive income (loss)	$3,732	$6,535	$(2,930)

See Notes to Consolidated Financial Statements.
136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,028	$4,903
Interest-bearing deposits and other short-term investments	40,202	38,394
Total cash and cash equivalents	43,230	43,297
Restricted cash for securitization investors	441	458
Securities available for sale (amortized cost of $93.0 billion and $88.1 billion and allowance for credit losses of $4 million as of both December 31, 2024 and 2023)	83,013	79,117
Loans held for investment:
Unsecuritized loans held for investment	298,241	289,229
Loans held in consolidated trusts	29,534	31,243
Total loans held for investment	327,775	320,472
Allowance for credit losses	(16,258)	(15,296)
Net loans held for investment	311,517	305,176
Loans held for sale ($87 million and $347 million carried at fair value as of December 31, 2024 and 2023, respectively)	202	854
Premises and equipment, net	4,511	4,375
Interest receivable	2,532	2,478
Goodwill	15,059	15,065
Other assets	29,639	27,644
Total assets	$490,144	$478,464

Liabilities:
Interest payable	$666	$649
Deposits:
Non-interest-bearing deposits	26,122	28,024
Interest-bearing deposits	336,585	320,389
Total deposits	362,707	348,413
Securitized debt obligations	14,264	18,043
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	538
Senior and subordinated notes	30,696	31,248
Other borrowings	29	27
Total other debt	31,287	31,813
Other liabilities	20,436	21,457
Total liabilities	429,360	420,375
Commitments, contingencies and guarantees (see Note 19)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both December 31, 2024 and 2023)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 702,224,674 and 696,242,668 shares issued as of December 31, 2024 and 2023, respectively; 381,230,343 and 380,389,609 shares outstanding as of December 31, 2024 and 2023, respectively)	7	7
Additional paid-in capital, net	36,428	35,541
Retained earnings	64,505	60,945
Accumulated other comprehensive loss	(9,286)	(8,268)
Treasury stock, at cost (par value $0.01 per share; 320,994,331 and 315,853,059 shares as of December 31, 2024 and 2023, respectively)	(30,870)	(30,136)
Total stockholders’ equity	60,784	58,089
Total liabilities and stockholders’ equity	$490,144	$478,464

See Notes to Consolidated Financial Statements.
137	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	4,975,000	$0	685,057,944	$7	$34,112	$51,006	$374	$(24,470)	$61,029
Comprehensive income (loss)						7,360	(10,290)		(2,930)
Dividends—common stock(1)			33,511	0	4	(954)			(950)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(4,948)	(4,948)
Issuances of common stock and restricted stock, net of forfeitures			4,909,173	0	276				276
Exercises of stock options			333,794	0	19				19
Compensation expense for restricted stock units					314				314
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(2)(3)						37			37
Comprehensive income						4,887	1,648		6,535
Dividends—common stock(1)			39,420	0	4	(935)			(931)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(718)	(718)
Issuances of common stock and restricted stock, net of forfeitures			5,731,927	0	299				299
Exercises of stock options			136,899	0	10				10
Compensation expense for restricted stock units					503				503
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(4)						(25)			(25)
Comprehensive income (loss)						4,750	(1,018)		3,732
Dividends—common stock(1)			38,319	0	5	(937)			(932)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(734)	(734)
Issuances of common stock and restricted stock, net of forfeitures			5,767,946	0	323				323
Exercises of stock options			175,741	0	4				4
Compensation expense for restricted stock units					555				555
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
__________
(1)We declared dividends per share on our common stock of $0.60 in each quarter of 2024, 2023 and 2022.
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
(4)Impact from the adoption of ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.

See Notes to Consolidated Financial Statements.
138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating activities:
Income from continuing operations, net of tax	$4,747	$4,887	$7,360
Income from discontinued operations, net of tax	3	0	0
Net income	4,750	4,887	7,360
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	11,716	10,426	5,847
Depreciation and amortization, net	3,237	3,226	3,210
Deferred tax provision (benefit)	(853)	(723)	(772)
Net securities losses	35	34	9
Loss (gain) on sales of loans	29	6	(196)
Stock-based compensation expense	569	513	314
Other	65	51	40
Loans held for sale:
Originations and purchases	(3,688)	(4,602)	(8,822)
Proceeds from sales and paydowns	3,870	4,432	9,679
Changes in operating assets and liabilities:
Changes in interest receivable	(54)	(359)	(641)
Changes in other assets	(426)	716	(2,973)
Changes in interest payable	17	122	246
Changes in other liabilities	(1,104)	1,846	511
Net change from discontinued operations	(4)	0	(3)
Net cash from operating activities	18,159	20,575	13,809
Investing activities:
Securities available for sale:
Purchases	(17,183)	(10,446)	(14,850)
Proceeds from paydowns and maturities	11,849	8,841	19,074
Proceeds from sales	175	290	2,570
Loans:
Net changes in loans originated as held for investment	(21,431)	(17,822)	(35,885)
Principal recoveries of loans previously charged off	3,001	2,288	2,091
Changes in premises and equipment	(1,204)	(961)	(934)
Net cash used in acquisitions	0	(2,785)	(1,176)
Net cash used in other investing activities	(1,617)	(1,325)	(628)
Net cash used in investing activities	$(26,410)	(21,920)	(29,738)

See Notes to Consolidated Financial Statements.
139	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Financing activities:
Deposits and borrowings:
Changes in deposits	$14,156	$15,172	$22,539
Issuance of securitized debt obligations	1,805	3,292	9,728
Maturities and paydowns of securitized debt obligations	(5,828)	(2,483)	(7,060)
Issuance of senior and subordinated notes	3,985	8,218	21,272
Maturities and paydowns of senior and subordinated notes	(4,411)	(8,436)	(15,561)
Changes in other borrowings	27	(351)	44
Common stock:
Net proceeds from issuances	323	299	276
Dividends paid	(932)	(931)	(950)
Preferred stock:
Dividends paid	(228)	(228)	(228)
Purchases of treasury stock	(734)	(718)	(4,948)
Proceeds from share-based payment activities	4	10	19
Net cash from financing activities	8,167	13,844	25,131
Changes in cash, cash equivalents and restricted cash for securitization investors	(84)	12,499	9,202
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,755	31,256	22,054
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$43,671	$43,755	$31,256
Supplemental cash flow information:
Interest paid	13,201	10,823	3,609
Income tax paid	1,105	1,355	1,852

See Notes to Consolidated Financial Statements.
140	Capital One Financial Corporation (COF)

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
As of December 31, 2024, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
Principles of Consolidation
The consolidated financial statements include the accounts of Capital One Financial Corporation and all other entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”). All intercompany account balances and transactions have been eliminated.
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
Investments in which we do not hold a controlling financial interest but have significant influence over the entity’s financial and operating decisions are accounted for under the equity method. If we do not have significant influence, we measure equity investments at fair value with changes in fair value recorded through net income, except those that do not have a readily determinable fair value (for which a measurement alternative is applied). We report equity investments in other assets on our consolidated balance sheets and include our share of income or loss for investments accounted for under the equity method and dividends from other equity investments in other non-interest income in our consolidated statements of income. The carrying value of investments included in other assets, excluding tax advantage investments, totaled $1.2 billion and $1.0 billion as of December 31, 2024 and 2023, respectively, which primarily included equity investments measured using the alternative measurement method and equity method investments. The carrying value of equity investments measured using the alternative measurement method totaled $757 million and $669 million as of December 31, 2024 and 2023, respectively.

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
Balance Sheet Offsetting of Financial Assets and Liabilities
Derivative contracts that we execute bilaterally in the over-the-counter (“OTC”) market or are centrally cleared are generally governed by enforceable master netting agreements where we generally have the right to offset exposure with the same counterparty. Either counterparty can generally request to net settle all contracts through a single payment upon default on, or termination of, any one contract. We elect to offset the derivative assets and liabilities under master netting agreements for balance sheet presentation where a right of setoff exists. For derivative contracts entered into under master netting agreements for which we have not been able to confirm the enforceability of the setoff rights, or those not subject to master netting agreements, we do not offset our derivative positions for balance sheet presentation. See “Note 10—Derivative Instruments and Hedging Activities” for more details.
We also elect to present securities purchased or sold under resale or repurchase agreements on a net basis when a legally enforceable master netting agreement exists and other applicable criteria are met. Security collateral received from or pledged to the counterparties are not eligible for netting and are presented gross in our consolidated balance sheet. See “Note 9—Deposits and Borrowings” and “Note 10—Derivative Instruments and Hedging Activities” for more details.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits and other short-term investments, all of which, if applicable, have stated maturities of three months or less when acquired.
Securities Resale and Repurchase Agreements
Securities purchased under resale agreements and securities loaned or sold under agreements to repurchase, principally U.S. government and agency obligations, are not accounted for as sales but as collateralized financing transactions and recorded at the amounts at which the securities were acquired or sold, plus accrued interest. We continually monitor the market value of these securities and deliver additional collateral to or obtain additional collateral from counterparties, as appropriate. See “Note 9—Deposits and Borrowings.”
Investment Securities
Our investment portfolio consists primarily of the following: U.S. Treasury securities; U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”); Agency commercial mortgage-backed securities (“CMBS”); and other securities. The accounting and measurement framework for our investment securities differs depending on the security classification.

142	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have any securities that were classified as held to maturity as of December 31, 2024 and 2023.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For investment securities which require further assessment, we perform a quantitative analysis using a discounted cash flow (“DCF”) methodology and compare the present value of expected future cash flows to the security’s amortized cost basis. Projected future cash flows reflect management’s best estimate and are based on our understanding of past events, current conditions, reasonable and supportable forecasts, and are discounted by the security’s effective interest rate adjusted for prepayments. The allowance for credit losses for investment securities reflects the difference by which the amortized cost basis exceeds the present value of future cash flows and is limited to the amount by which the security’s amortized cost exceeds its fair value. See “Note 3—Investment Securities” for additional information.
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
Loans Acquired
All purchased loans, including loans transferred in a business combination, are initially recorded at fair value, which includes consideration of expected future losses, as of the date of the acquisition. To determine the fair value of loans at acquisition, we estimate discounted contractual cash flows due using an observable market rate of interest, when available, adjusted for factors that a market participant would consider in determining fair value. In determining fair value, contractual cash flows are adjusted to include prepayment estimates based upon historical payment trends, forecasted default rates and loss severities and other relevant factors. The difference between the fair value and the unpaid principal balance is recorded as a loan premium or discount, which may relate to either credit or non-credit factors, at acquisition.
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
Loan Modifications and Restructurings
As part of our loss mitigation efforts, we may provide modifications to a borrower experiencing financial difficulty to improve long-term collectability of the loan and to avoid the need for foreclosure or repossession of collateral, if any. Loan modifications to a borrower experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, a delay in payment, including payment deferrals or a term extension are reported as Financial Difficulty Modifications (“FDMs”). As restructurings offered to borrowers experiencing financial difficulty are typically not at market terms, FDMs are generally accounted for as a continuation of the existing loan. See “Note 4—Loans” for additional information on our loan modifications and restructurings.
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
•Consumer banking loans: We generally charge off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off period for auto loans is 120 days past due. Small business banking loans generally charge off at 120 days past due or based on the date the amortized cost basis is deemed uncollectible. Auto loans that have not been previously charged off where the borrower has filed for bankruptcy and the loan has not been reaffirmed charge off in the period that is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto loans that have not been previously charged off and have been discharged under Chapter 7 bankruptcy are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Charge-off is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.
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
For consumer banking and commercial banking loans, we have made a policy election to not measure an allowance on accrued interest for loans held for investment because we reverse uncollectible accrued interest in a timely manner. See the “Delinquent and Nonperforming Loans” and “Charge-Offs” sections of this Note for information on what we consider timely. For credit card loans, we do not make this election, and we reserve for uncollectible accrued interest relating to credit card loans in the allowance.

148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allowance related to credit card and consumer banking loans is assessed on a pooled basis is based on a modeled calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of historical losses in each pool based upon various statistical analyses, with adjustments for current conditions and reasonable and supportable forecasts of future conditions, which includes expected economic conditions. Loss forecast models are utilized to estimate expected credit losses and consider several portfolio indicators including, but not limited to, expected economic conditions, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, borrower credit scores and general business trends. Management also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance.
The allowance related to commercial banking loans assessed on a pooled basis and is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. These are adjusted for current conditions, and reasonable and supportable forecasts of conditions likely to cause future losses which vary from historical levels. We apply internal risk ratings to commercial banking loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (“default rate”) and loss given default (“loss severity”). Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, industry-specific and geographic trends, portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.
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
Determining the appropriateness of the allowance and the reserve for unfunded lending commitments is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance and the reserve for unfunded lending commitments in future periods. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for additional information.

149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securitization of Loans
Our loan securitization activities provide a source of funding and primarily involve the securitization of credit card and auto loans. Loan securitization involves the transfer of a pool of loan receivables from our portfolio to a trust. The trust then sells undivided interests in the pool of loan receivables to third-party investors through the issuance of debt securities and transfers the proceeds from the debt issuance to us as consideration for the loan receivables transferred. The debt securities are collateralized by the loan receivables transferred from our portfolio. We remove loans from our consolidated balance sheets if securitizations qualify as sales to unconsolidated VIEs, recognize assets retained and liabilities assumed at fair value and record a gain or loss on the transferred loans. Alternatively, if the transfer does not qualify as a sale but instead is considered a secured borrowing, the loans will remain on our consolidated balance sheets with an offsetting liability recognized for the amount of proceeds received. See “Note 6—Variable Interest Entities and Securitizations” for additional details.
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
Expenditures for maintenance and repairs are expensed as incurred and gains or losses upon disposition are recognized in our consolidated statements of income as realized. See “Note 8—Premises, Equipment and Leases” for additional information.
Leases
Lease classification is determined at inception for all lease transactions with an initial term greater than one year. Operating leases are included as right-of-use (“ROU”) assets within other assets, and operating lease liabilities are classified as other liabilities on our consolidated balance sheets. Finance leases are included in premises and equipment, and other borrowings on our consolidated balance sheets. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Lease expense for minimum lease payments are recognized on a straight-line basis over the lease term. See “Note 8—Premises, Equipment and Leases” for additional information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the assets acquired and liabilities assumed as of the acquisition date and is generally assigned to one or more reporting units at acquisition date. A reporting unit is defined as an operating segment, or a business unit that is one level below an operating segment. We have four reporting units: Credit Card, Auto Finance, Other Consumer Banking, and Commercial Banking. Goodwill is not amortized but is tested for impairment at the reporting unit level annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. These indicators could include a sustained, significant decline in the Company’s stock price, a decline in expected future cash flows, significant disposition activity, a significant adverse change in the economic or business environment, and the testing for recoverability of a significant asset group, among others.
Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See “Note 7—Goodwill and Other Intangible Assets” for additional information.

150	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mortgage Servicing Rights
Mortgage servicing rights (“MSRs”) are initially recorded at fair value when mortgage loans are sold or securitized in the secondary market and we retain the right to service these loans in exchange for a servicing fee. Commercial MSRs are subsequently accounted for under the amortization method. We evaluate for impairment as of each reporting date and recognize any impairment in other non-interest income. See “Note 7—Goodwill and Other Intangible Assets” for additional information.
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
Litigation
We establish reserves for legal and regulatory related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Professional service costs, including fees for attorneys and experts, expected to be incurred in connection with a loss contingency are expensed as services are provided. See “Note 19—Commitments, Contingencies, Guarantees and Others” for additional information.
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel, or covering eligible charges. The amount of rewards that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, the cost of the rewards is generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed and is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. Our customer rewards reserve assumes the substantial majority of all rewards earned will eventually be redeemed.
Revenue Recognition
Interest Income and Fees
Interest income and fees on loans and investment securities are recognized based on the contractual provisions of the underlying arrangements.
Loan origination fees, direct loan origination costs, premiums and discounts on loans held for investment are deferred and generally amortized into interest income as yield adjustments over the contractual life and/or commitment period using the interest method. Costs deferred include, among other things, incentives paid to our network of auto dealers for loan referrals. We may elect to factor prepayment estimates into the calculation of the constant effective yield to apply the interest method for certain loan portfolios. Prepayment estimates are based on historical prepayment data, existing and forecasted interest rates, and

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
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties or other special bonuses to these partners. Our payments to partners are generally recorded as reductions of revenue or as marketing expenses, depending on the nature of the payments. Our credit card partnership agreements may also provide for profit or revenue sharing payments which are presented as a reduction of the related revenue line item(s) when owed to the partner.
When a partner agrees to share a portion of the credit losses associated with the partnership, we evaluate the contractual provisions for the loss share payments as well as applicable accounting guidance to determine whether to present the sharing of losses on a gross or net basis in our consolidated financial statements. When loss sharing amounts due from partners are presented on a net basis, they are recorded as a reduction to our provision for credit losses in our consolidated statements of income and reduce the charge-off amounts that we report. The allowance for credit losses attributable to these portfolios is also reduced by the expected reimbursements from these partners for loss sharing amounts. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for additional information related to our loss sharing arrangements.
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
Marketing Expenses
Marketing expense includes the cost of our various promotional efforts to attract and retain customers such as advertising, promotional materials and certain customer incentives, including spend-based bonuses. We expense marketing costs as incurred.
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
Derivative Instruments and Hedging Activities
All derivative financial instruments, whether designated in a qualifying hedge accounting relationship or not, are reported at their fair value on our consolidated balance sheets as either assets or liabilities. See “Note 10—Derivative Instruments and Hedging Activities” for additional details.

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
Accounting for Acquisitions
We account for business combinations under the acquisition method of accounting. Under the acquisition method, identifiable tangible and intangible assets acquired, liabilities assumed and any non-controlling interest in the acquiree are recorded at fair value as of the acquisition date, with limited exceptions. Transaction costs and any costs to restructure the acquired company are expensed as incurred. Goodwill is recognized as the excess of the acquisition price over the estimated fair value of the assets acquired and liabilities assumed. If the fair value of the assets acquired and liabilities assumed is greater than the acquisition price, a bargain purchase gain is recognized and recorded in other non-interest income.
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
Newly Adopted Accounting Standards During the Year Ended December 31, 2024

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

Segment Reporting Disclosures ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Issued November 2023	Requires disclosure of incremental segment information on an annual and interim basis.	We adopted this standard as of December 31, 2024 using a retrospective transition method. See “Note 18—Business Segments and Revenue from Contracts with Customers” for additional disclosures.

155	Capital One Financial Corporation (COF)

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
On February 18, 2025, Capital One and Discover each held a special meeting of their respective stockholders. During the respective meetings, Capital One stockholders approved by the requisite vote the issuance of Capital One common stock as merger consideration to the holders of Discover common stock, and Discover stockholders adopted by the requisite vote the Merger Agreement. The closing of the Transaction remains subject to the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals.
For the year ended December 31, 2024, we have incurred $234 million of integration expenses related to the agreement to acquire Discover, which are included in operating expenses in our Consolidated Statements of Income.

156	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of December 31, 2024 and 2023, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value aggregated by major security type as of December 31, 2024 and 2023. Accrued interest receivable of $262 million and $227 million as of December 31, 2024 and 2023, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,114	$0	$5	$(9)	$6,110
RMBS:
Agency	74,177	0	57	(9,527)	64,707
Non-agency	567	(4)	64	(6)	621
Total RMBS	74,744	(4)	121	(9,533)	65,328
Agency CMBS	8,389	0	17	(581)	7,825
Other securities(1)	3,748	0	5	(3)	3,750
Total investment securities available for sale	$92,995	$(4)	$148	$(10,126)	$83,013

	December 31, 2023
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$5,330	$0	$1	$(49)	$5,282
RMBS:
Agency	71,294	0	104	(8,450)	62,948
Non-agency	610	(4)	89	(5)	690
Total RMBS	71,904	(4)	193	(8,455)	63,638
Agency CMBS	8,961	0	14	(652)	8,323
Other securities(1)	1,868	0	6	0	1,874
Total investment securities available for sale	$88,063	$(4)	$214	$(9,156)	$79,117
__________
(1)Includes $2.0 billion and $1.4 billion of asset-backed securities (“ABS”) as of December 31, 2024 and 2023, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

157	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,724	$(6)	$931	$(3)	$2,655	$(9)
RMBS:
Agency	11,324	(178)	48,707	(9,349)	60,031	(9,527)
Non-agency	3	0	11	(1)	14	(1)
Total RMBS	11,327	(178)	48,718	(9,350)	60,045	(9,528)
Agency CMBS	700	(7)	5,677	(574)	6,377	(581)
Other securities	1,438	(3)	0	0	1,438	(3)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$15,189	$(194)	$55,326	$(9,927)	$70,515	$(10,121)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$733	$0	$2,242	$(49)	$2,975	$(49)
RMBS:
Agency	3,511	(43)	53,987	(8,407)	57,498	(8,450)
Non-agency	1	0	13	(1)	14	(1)
Total RMBS	3,512	(43)	54,000	(8,408)	57,512	(8,451)
Agency CMBS	547	(7)	6,465	(645)	7,012	(652)
Other securities	276	0	4	0	280	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$5,068	$(50)	$62,711	$(9,102)	$67,779	$(9,152)
__________
(1)    Consists of approximately 2,740 securities in gross unrealized loss positions as of both December 31, 2024 and 2023.
Maturities and Yields of Investment Securities
The table below summarizes, as of December 31, 2024, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized

158	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cost of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any hedge accounting relationships.
Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2024
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$2,995	$1,445	$1,670	$0	$6,110
RMBS(1):
Agency	0	68	1,133	63,506	64,707
Non-agency	0	0	16	605	621
Total RMBS	0	68	1,149	64,111	65,328
Agency CMBS(1)	633	2,621	2,608	1,963	7,825
Other securities	226	3,524	0	0	3,750
Total securities available for sale	$3,854	$7,658	$5,427	$66,074	$83,013
Amortized cost of securities available for sale	$3,863	$7,800	$5,761	$75,571	$92,995
Weighted-average yield for securities available for sale	2.46%	4.05%	3.68%	3.72%	3.69%
__________
(1)As of December 31, 2024, the weighted-average expected maturities of RMBS and Agency CMBS were 8.1 years and 4.8 years, respectively.
Table 3.4 Net Securities Gains or Losses and Proceeds from Sales
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Realized gains (losses):
Gross realized gains	$0	$0	$1
Gross realized losses	(35)	(34)	(10)
Net realized losses	$(35)	$(34)	$(9)
Total proceeds from sales	$175	$290	$2,570
Securities Pledged and Received
We pledged investment securities totaling $39.4 billion and $45.1 billion as of December 31, 2024 and 2023, respectively. These securities are primarily pledged to support our access to FHLB advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $18 million and $16 million as of December 31, 2024 and 2023, respectively, related to our derivative transactions.

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
Accrued interest receivable of $2.2 billion as of both December 31, 2024 and 2023 is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of December 31, 2024 and 2023. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$148,565	$1,973	$1,503	$3,577	$7,053	$155,618
International card businesses	6,570	107	72	141	320	6,890
Total credit card	155,135	2,080	1,575	3,718	7,373	162,508
Consumer Banking:
Auto	71,600	3,149	1,529	551	5,229	76,829
Retail banking	1,237	13	3	10	26	1,263
Total consumer banking	72,837	3,162	1,532	561	5,255	78,092
Commercial Banking:
Commercial and multifamily real estate	31,733	31	9	130	170	31,903
Commercial and industrial	55,030	3	22	217	242	55,272
Total commercial banking	86,763	34	31	347	412	87,175
Total loans(1)	$314,735	$5,276	$3,138	$4,626	$13,040	$327,775
% of Total loans	96.02%	1.61%	0.96%	1.41%	3.98%	100.00%

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$140,860	$1,968	$1,471	$3,367	$6,806	$147,666
International card businesses	6,552	116	76	137	329	6,881
Total credit card	147,412	2,084	1,547	3,504	7,135	154,547
Consumer Banking:
Auto	68,768	3,268	1,555	484	5,307	74,075
Retail banking	1,329	15	3	15	33	1,362
Total consumer banking	70,097	3,283	1,558	499	5,340	75,437

160	Capital One Financial Corporation (COF)

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
__________
(1)Loans include unamortized premiums, discounts, and deferred fees and costs totaling $1.2 billion and $1.4 billion as of December 31, 2024 and 2023, respectively.

161	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of December 31, 2024 and 2023. Nonperforming loans generally include loans that have been placed on nonaccrual status.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2024			December 31, 2023
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans(1)	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$3,577	N/A	$0	$3,367	N/A	$0
International card businesses	134	$10	0	132	$9	0
Total credit card	3,711	10	0	3,499	9	0
Consumer Banking:
Auto	0	750	0	0	712	0
Retail banking	0	25	12	0	46	19
Total consumer banking	0	775	12	0	758	19
Commercial Banking:
Commercial and multifamily real estate	0	509	227	0	425	335
Commercial and industrial	96	701	607	55	336	193
Total commercial banking	96	1,210	834	55	761	528
Total	$3,807	$1,995	$846	$3,554	$1,528	$547
% of Total loans held for investment	1.16%	0.61%	0.26%	1.11%	0.48%	0.17%
__________
(1)We recognized interest income for loans classified as nonperforming of $111 million and $91 million for the years ended December 31, 2024 and 2023, respectively.

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
The table below presents our credit card portfolio by delinquency status as of December 31, 2024 and 2023.
Table 4.3: Credit Card Delinquency Status

	December 31, 2024			December 31, 2023
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$148,112	$453	$148,565	$140,521	$339	$140,860
30-59 days	1,944	29	1,973	1,940	28	1,968
60-89 days	1,483	20	1,503	1,454	17	1,471
Greater than 90 days	3,549	28	3,577	3,339	28	3,367
Total domestic credit card	155,088	530	155,618	147,254	412	147,666

International card businesses:
Current	6,533	37	6,570	6,521	31	6,552
30-59 days	102	5	107	112	4	116
60-89 days	69	3	72	72	4	76
Greater than 90 days	135	6	141	132	5	137
Total international card businesses	6,839	51	6,890	6,837	44	6,881
Total credit card	$161,927	$581	$162,508	$154,091	$456	$154,547

163	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of December 31, 2024 and 2023. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.4: Consumer Banking Portfolio by Vintage Year

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,057	$8,333	$8,194	$5,621	$1,482	$394	$41,081	$0	$0	$41,081
621-660	5,584	3,492	2,906	1,986	667	235	14,870	0	0	14,870
620 or below	8,102	4,882	3,626	2,546	1,207	515	20,878	0	0	20,878
Total auto	30,743	16,707	14,726	10,153	3,356	1,144	76,829	0	0	76,829

Retail banking—Delinquency status:
Current	143	78	93	49	51	469	883	351	3	1,237
30-59 days	0	0	0	0	0	2	2	11	0	13
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	1	7	8	1	1	10
Total retail banking	143	78	93	49	52	479	894	365	4	1,263
Total consumer banking	$30,886	$16,785	$14,819	$10,202	$3,408	$1,623	$77,723	$365	$4	$78,092

164	Capital One Financial Corporation (COF)

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
We use our internal risk rating system for regulatory reporting, determining the frequency of credit exposure reviews, and evaluating and determining the allowance for credit losses. Generally, loans that are designated as criticized performing and criticized nonperforming are reviewed quarterly by management to determine if they are appropriately classified/rated and whether any impairment exists. Noncriticized loans are generally reviewed, at least annually, to determine the appropriate risk rating. In addition, we evaluate the risk rating during the renewal process of any loan or if a loan becomes past due.
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of December 31, 2024 and 2023. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.5: Commercial Banking Portfolio by Internal Risk Ratings

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,820	$2,574	$3,846	$2,230	$903	$4,887	$16,260	$12,691	$49	$29,000
Criticized performing	71	89	1,072	35	110	922	2,299	93	2	2,394
Criticized nonperforming	23	0	46	103	86	249	507	2	0	509
Total commercial and multifamily real estate	1,914	2,663	4,964	2,368	1,099	6,058	19,066	12,786	51	31,903
Commercial and industrial
Noncriticized	5,694	6,092	9,952	5,009	2,730	6,239	35,716	15,449	266	51,431
Criticized performing	101	190	680	932	92	258	2,253	887	0	3,140
Criticized nonperforming	41	13	186	43	184	91	558	143	0	701
Total commercial and industrial	5,836	6,295	10,818	5,984	3,006	6,588	38,527	16,479	266	55,272
Total commercial banking	$7,750	$8,958	$15,782	$8,352	$4,105	$12,646	$57,593	$29,265	$317	$87,175

166	Capital One Financial Corporation (COF)

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
Financial Difficulty Modifications to Borrowers
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectibility of the loan and to avoid the need for repossession or foreclosure of collateral.
We consider the impact of all loan modifications when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.
For additional information on FDMs, see “Note 1—Summary of Significant Accounting Policies.”
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the year ended December 31, 2024 and 2023.
Table 4.6: Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$570	$123	$693	—	—	—	—	—	—	$693
Term extension	—	—	—	$32	$5	$37	$471	$581	$1,052	1,089
Principal balance reduction	—	—	—	21	—	21	—	15	15	36
Interest rate reduction and term extension	9	—	9	665	—	665	—	114	114	788
Other(1)	—	—	—	4	1	5	68	69	137	142
Total loans modified	$579	$123	$702	$722	$6	$728	$539	$779	$1,318	$2,748
% of total class of receivables	0.37%	1.79%	0.43%	0.94%	0.48%	0.93%	1.69%	1.41%	1.51%	0.84%

167	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$590	$97	$687	—	—	—	—	—	—	$687
Term extension	—	—	—	$65	$6	$71	$463	$436	$899	970
Principal balance reduction	—	—	—	21	—	21	—	—	—	21
Principal balance reduction and term extension	—	—	—	—	—	—	—	11	11	11
Interest rate reduction and term extension	12	—	12	672	1	673	—	26	26	711
Other(1)	—	—	—	4	3	7	2	451	453	460
Total loans modified	$602	$97	$699	$762	$10	$772	$465	$924	$1,389	$2,860
% of total class of receivables	0.41%	1.41%	0.45%	1.03%	0.74%	1.02%	1.35%	1.65%	1.54%	0.89%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
Table 4.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2024
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.12%	26.71%	8.83%	3.48%	0.79%	1.90%
Payment delay duration (in months)	12	—	6	3	10	16
Principal balance reduction	—	—	$1	—	—	$15

	Year Ended December 31, 2023
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.32%	27.10%	8.72%	2.00%	—%	0.25%
Payment delay duration (in months)	12	—	6	10	13	7
Principal balance reduction	—	—	$1	—	$20	$3

168	Capital One Financial Corporation (COF)

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
The following tables present FDMs over a rolling 12 month period by delinquency status as of December 31, 2024 and 2023.
Table 4.8 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$397	$57	$43	$82	$182	$579
International card businesses	68	11	10	34	55	123
Total credit card	465	68	53	116	237	702
Consumer Banking:
Auto	522	101	70	29	200	722
Retail banking	4	1	0	1	2	6
Total consumer banking	526	102	70	30	202	728
Commercial Banking:
Commercial and multifamily real estate	535	2	0	2	4	539
Commercial and industrial	696	0	19	64	83	779
Total commercial banking	1,231	2	19	66	87	1,318
Total	$2,222	$172	$142	$212	$526	$2,748

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$384	$81	$46	$91	$218	$602
International card businesses	49	9	9	30	48	97
Total credit card	433	90	55	121	266	699
Consumer Banking:
Auto	548	107	76	31	214	762
Retail banking	10	0	0	0	0	10
Total consumer banking	558	107	76	31	214	772
Commercial Banking:
Commercial and multifamily real estate	426	0	0	39	39	465
Commercial and industrial	820	0	0	104	104	924
Total commercial banking	1,246	0	0	143	143	1,389
Total	$2,237	$197	$131	$295	$623	$2,860
__________

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)Commitments to lend additional funds on FDMs totaled $334 million and $109 million as of December 31, 2024 and 2023, respectively.
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
The following table presents FDMs that entered subsequent default for the year ended December 31, 2024 and 2023.
Table 4.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$228	$0	$3	$0	$231
International card businesses	76	0	0	0	76
Total credit card	304	0	3	0	307
Consumer Banking:
Auto	0	8	448	0	456
Retail banking	0	1	0	0	1
Total consumer banking	0	9	448	0	457
Commercial Banking:
Commercial and multifamily real estate	0	169	0	54	223
Commercial and industrial	0	125	0	255	380
Total commercial banking	0	294	0	309	603
Total	$304	$303	$451	$309	$1,367

	Year Ended December 31, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$89	$0	$1	$90
International card businesses	20	0	0	20
Total credit card	109	0	1	110
Consumer Banking:
Auto	0	15	235	250
Total consumer banking	0	15	235	250
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$109	$112	$236	$457

170	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost amounts and financial effects of loans modified in a TDR during the year ended December 31, 2022.
Table 4.10: Troubled Debt Restructurings(1)

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
__________
(1)Commitments to lend additional funds on loans modified in TDRs totaled $219 million as of December 31, 2022.
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
Table 4.11: TDR—Subsequent Defaults

	Year Ended December 31, 2022
(Dollars in millions)	Number of Contracts	Amount
Credit Card:
Domestic credit card	37,029	$75
International card businesses	74,432	79
Total credit card	111,461	154

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(Dollars in millions)	Number of Contracts	Amount
Consumer Banking:
Auto	16,100	285
Retail banking	1	1
Total consumer banking	16,101	286
Commercial Banking:
Commercial and multifamily real estate	2	27
Commercial and industrial	5	56
Total commercial banking	7	83
Total	127,569	$523
Loans Pledged
We pledged loan collateral of $6.7 billion and $7.4 billion to secure a portion of our FHLB borrowing capacity of $35.1 billion and $32.1 billion as of December 31, 2024 and 2023, respectively. We also pledged loan collateral of $80.2 billion and $78.3 billion to secure our Federal Reserve Discount Window borrowing capacity of $46.7 billion and $41.4 billion as of December 31, 2024 and 2023, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Sale
Our total loans held for sale was $202 million and $854 million as of December 31, 2024 and 2023, respectively. We originated for sale $3.3 billion, $4.4 billion and $8.6 billion of commercial multifamily real estate loans in 2024, 2023 and 2022, respectively, and typically retain servicing rights upon the sale of these loans.
Revolving Loans Converted to Term Loans
For the years ended December 31, 2024 and 2023, we converted $847 million and $617 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ALLOWANCE FOR CREDIT LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. Significant judgment is applied in our estimation of lifetime credit losses. When developing an estimate of expected credit losses, we use both quantitative and qualitative methods in considering all available information relevant to assessing collectibility. This may include internal information, external information, or a combination of both relating to past events, current conditions and reasonable and supportable forecasts. Our estimate of expected credit losses includes a reasonable and supportable forecast period of one year and then reverts over a one-year period to historical losses at each relevant loss component of the estimate. Management will consider and may qualitatively adjust for conditions, changes and trends in loan portfolios that may not be captured in modeled results. These adjustments are referred to as qualitative factors and represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.
For credit card loans, finance charges and fees are charged off simultaneously with the charge-off of other components of amortized cost as a reduction of revenue. Total net revenue was reduced by $2.6 billion, $1.9 billion and $946 million in 2024, 2023 and 2022, respectively, for finance charges and fees charged-off as uncollectible.
We have unfunded lending commitments in our Commercial Banking business that are not unconditionally cancellable by us and for which we estimate expected credit losses in establishing a reserve. This reserve is measured using the same measurement objectives as the allowance for loans held for investment. We build or release the reserve for unfunded lending commitments through the provision for credit losses in our consolidated statements of income. The related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets.
See “Note 1—Summary of Significant Accounting Policies” for further discussion of the methodology and policies for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the years ended December 31, 2024, 2023 and 2022.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Year Ended December 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2021	$8,345	$1,918	$1,167	$11,430
Charge-offs	(4,362)	(1,614)	(88)	(6,064)
Recoveries(1)	1,314	760	17	2,091
Net charge-offs	(3,048)	(854)	(71)	(3,973)
Provision for credit losses	4,265	1,173	362	5,800
Allowance build for credit losses	1,217	319	291	1,827
Other changes(2)	(17)	0	0	(17)
Balance as of December 31, 2022	9,545	2,237	1,458	13,240
Reserve for unfunded lending commitments:
Balance as of December 31, 2021	0	0	165	165
Provision for losses on unfunded lending commitments	0	0	53	53
Balance as of December 31, 2022	0	0	218	218
Combined allowance and reserve as of December 31, 2022	$9,545	$2,237	$1,676	$13,458

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(3)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(7,787)	(2,327)	(588)	(10,702)
Recoveries(1)	1,315	963	10	2,288
Net charge-offs	(6,472)	(1,364)	(578)	(8,414)
Provision for credit losses	8,651	1,169	665	10,485
Allowance build for credit losses	2,179	(195)	87	2,071
Other changes(2)	48	0	0	48
Balance as of December 31, 2023	11,709	2,042	1,545	15,296
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(60)	(60)
Balance as of December 31, 2023	0	0	158	158
Combined allowance and reserve as of December 31, 2023	$11,709	$2,042	$1,703	$15,454
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(10,757)	(2,758)	(234)	(13,749)
Recoveries(1)	1,770	1,165	66	3,001
Net charge-offs	(8,987)	(1,593)	(168)	(10,748)
Provision for credit losses	10,272	1,435	23	11,730
Allowance build (release) for credit losses(4)	1,285	(158)	(145)	982
Other changes(2)	(20)	0	0	(20)
Balance as of December 31, 2024	12,974	1,884	1,400	16,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(15)	(15)
Balance as of December 31, 2024	0	0	143	143
Combined allowance and reserve as of December 31, 2024	$12,974	$1,884	$1,543	$16,401
________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments for the year ended December 31, 2024. Primarily represents foreign currency translation adjustments and the initial allowance for PCD loans for the years ended December 31, 2023 and 2022. The initial allowance of PCD loans was $32 million and $10 million for the years ended December 31, 2023 and 2022, respectively.
(3)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): TDR and Vintage Disclosures as of January 1, 2023.
(4)The termination of our Walmart program agreement, effective May 21, 2024 (“Walmart Program Termination”), resulted in an allowance for credit losses build in Domestic Card of $826 million in the second quarter of 2024.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents gross charge-offs for loans held for investment by vintage year during the year ended December 31, 2024.
Table 5.2: Gross Charge-Offs by Vintage Year

	Year Ended December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$10,132	$114	$10,246
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	497	14	511
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	10,629	128	10,757
Consumer Banking
Auto	$179	$666	$837	$599	$237	$156	$2,674	0	0	2,674
Retail banking	1	0	0	0	1	2	4	79	1	84
Total consumer banking	180	666	837	599	238	158	2,678	79	1	2,758
Commercial Banking
Commercial and multifamily real estate	0	0	4	31	9	82	126	0	0	126
Commercial and industrial	0	0	58	6	17	16	97	11	0	108
Total commercial banking	0	0	62	37	26	98	223	11	0	234
Total	$180	$666	$899	$636	$264	$256	$2,901	$10,719	$129	$13,749

176	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2024, 2023 and 2022.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2024(1)	2023	2022
Estimated reimbursements from partners, beginning of period	$2,014	$1,558	$1,450
Amounts due from partners for charged off loans	(904)	(980)	(515)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	(100)	1,436	623
Estimated reimbursements from partners, end of period	$1,010	$2,014	$1,558
________
(1) The Walmart Program Termination resulted in an allowance for credit losses build of $826 million in the second quarter of 2024.

177	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2024 and 2023. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,753	$11,500	$0	$0	$0
Auto loan securitizations	4,100	3,204	0	0	0
Total securitization-related VIEs	28,853	14,704	0	0	0
Other VIEs:(3)
Affordable housing entities	354	75	5,544	1,877	5,544
Entities that provide capital to low-income and rural communities	2,605	9	0	0	0
Other(4)	0	0	874	110	874
Total other VIEs	2,959	84	6,418	1,987	6,418
Total VIEs	$31,812	$14,788	$6,418	$1,987	$6,418

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$25,474	$14,692	$0	$0	$0
Auto loan securitizations	5,019	4,021	0	0	0
Total securitization-related VIEs	30,493	18,713	0	0	0
Other VIEs:(3)
Affordable housing entities	297	23	5,726	2,085	5,726
Entities that provide capital to low-income and rural communities	2,498	10	0	0	0
Other(4)	0	0	449	0	449
Total other VIEs	2,795	33	6,175	2,085	6,175
Total VIEs	$33,288	$18,746	$6,175	$2,085	$6,175
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.7 billion of assets and $1.0 billion of liabilities as of December 31, 2024, and $2.6 billion of assets and $989 million of liabilities as of December 31, 2023.
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
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to GSEs who may, in turn, securitize them. We retain the related MSRs and service the transferred loans pursuant to the guidelines set forth by the GSEs. As an investor, we hold primarily RMBS, CMBS, and ABS in our investment securities portfolio, which represent variable interests in the respective securitization trusts from which those securities were issued. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant as we either solely invest in securities issued by the VIE and were not involved in the design of the VIE or no transfers have occurred between the VIE and ourselves. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 19—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 7—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio. In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents our continuing involvement in certain securitization-related VIEs as of December 31, 2024 and 2023.
Table 6.2: Continuing Involvement in Securitization-Related VIEs

(Dollars in millions)	Credit Card	Auto
December 31, 2024:
Securities held by third-party investors	$11,066	$3,198
Receivables in the trusts	25,639	3,895
Cash balance of spread or reserve accounts	0	22
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
December 31, 2023:
Securities held by third-party investors	$14,029	$4,014
Receivables in the trusts	26,404	4,839
Cash balance of spread or reserve accounts	0	19
Retained interests	Yes	Yes
Servicing retained	Yes	Yes
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the year ended December 31, 2024 and 2023, we recognized amortization of $701 million and $682 million, respectively, and tax credits of $718 million and $721 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.3 billion and $5.5 billion as of December 31, 2024 and 2023, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.1 billion and $2.3 billion as of December 31, 2024 and 2023, respectively, and is largely expected to be paid from 2025 to 2028.

180	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.5 billion and $5.7 billion as of December 31, 2024 and 2023, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.1 billion and $18.6 billion as of December 31, 2024 and 2023, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.6 billion and $2.5 billion as of December 31, 2024 and 2023, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $874 million and $449 million as of December 31, 2024 and 2023, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $562 million as of December 31, 2024. For the year ended December 31, 2024, we recognized amortization of $28 million and tax credits of $21 million associated with these investments within income tax provision. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $110 million as of December 31, 2024, and is expected to be paid from 2025 to 2033.

181	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of December 31, 2024 and 2023. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	December 31, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$15,059	N/A	$15,059	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(164)	205	6.1 years
Other(1)	134	(106)	28	5.1 years
Total other intangible assets	503	(270)	233	6.0 years
Total goodwill and other intangible assets	$15,562	$(270)	$15,292
Commercial MSRs(2)	$653	$(309)	$344

	December 31, 2023
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$15,065	N/A	$15,065	N/A
Other intangible assets:
Purchased credit card relationship (“PCCR”) intangibles	369	$(96)	273	7.1 years
Other(1)	171	(134)	37	5.7 years
Total other intangible assets	540	(230)	310	6.9 years
Total goodwill and other intangible assets	$15,605	$(230)	$15,375
Commercial MSRs(2)	$653	$(263)	$390
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method under which we recorded $77 million and $88 million of amortization expense for the years ended December 31, 2024 and 2023, respectively.

182	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for the years ended December 31, 2024, 2023 and 2022. We did not recognize any goodwill impairment during 2024, 2023 and 2022.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2021	$5,087	$4,645	$5,050	$14,782
Other adjustments(1)	(9)	0	4	(5)
Balance as of December 31, 2022	5,078	4,645	5,054	14,777
Acquisitions	273	0	0	273
Other adjustments(1)	15	0	0	15
Balance as of December 31, 2023	$5,366	$4,645	$5,054	$15,065
Other adjustments(1)	(6)	0	0	(6)
Balance as of December 31, 2024	$5,360	$4,645	$5,054	$15,059
__________
(1)Primarily represents foreign currency translation adjustments.

The goodwill impairment test is performed as of October 1 of each year. An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
The fair value of reporting units is calculated using a discounted cash flow methodology, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for the risk inherent in each reporting unit. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Capital is allocated based on each reporting unit’s specific regulatory capital requirements and underlying risks. Consolidated stockholder’s equity in excess of the sum of all reporting unit’s capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and the Other category and assumed distributed to equity holders in future periods. Our discounted cash flow analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The reasonableness of our fair value calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available.

183	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
In connection with our acquisitions, we recorded intangible assets that include PCCR, sponsorship, customer and merchant relationships, partnership, trade names, and other customer contract intangibles. At acquisition, the PCCR intangibles reflect the estimated value of existing credit card holder relationships. There were no impairments of intangible assets in 2024 and 2023 and there was a $10 million impairment of intangible assets in 2022.
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the years ended December 31, 2024, 2023, 2022 and the estimated future amortization expense for intangible assets as of December 31, 2024:
Table 7.3: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2022	$60
2023	82
2024	77
Estimated future amounts for the year ending December 31,
2025	65
2026	52
2027	41
2028	31
2029	21
Thereafter	15
Total estimated future amounts	$225

184	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2024 and 2023.
Table 8.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2024	December 31, 2023
Land	$303	$305
Buildings and improvements	4,276	4,297
Furniture and equipment	1,751	1,800
Computer software	3,357	2,863
In progress	426	291
Total premises and equipment, gross	10,113	9,556
Less: Accumulated depreciation and amortization	(5,602)	(5,181)
Total premises and equipment, net	$4,511	$4,375
Depreciation and amortization expense was $1.1 billion, $939 million and $790 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following tables present information about our operating lease portfolio and the related lease costs as of and for the years ended December 31, 2024 and 2023.
Table 8.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2024	December 31, 2023
Right-of-use assets	$974	$1,009
Lease liabilities	1,265	1,312
Weighted-average remaining lease term	7.9 years	8.2 years
Weighted-average discount rate	3.3%	3.2%

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 8.3 Total Operating Lease Expense and Other Information

	Year Ended December 31,
(Dollars in millions)	2024	2023
Operating lease cost	$224	$241
Variable lease cost	48	47
Total lease cost	272	288
Sublease income	(14)	(18)
Net lease cost	$258	$270
Cash paid for amounts included in the measurement of lease liabilities	$261	$285
Right-of-use assets obtained in exchange for lease liabilities	145	83
The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2024.
Table 8.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2024
2025	$235
2026	223
2027	196
2028	177
2029	161
Thereafter	488
Total undiscounted lease payments	1,480
Less: Imputed interest	215
Total lease liabilities	$1,265
As of December 31, 2024, we had approximately $20 million and $29 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 4.1 years. As of December 31, 2023, we had approximately $15 million and $27 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 4.1 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $10 million and $16 million of total finance lease expense for the years ended December 31, 2024 and 2023, respectively.

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—DEPOSITS AND BORROWINGS
Our deposits, which include checking accounts, money market deposits, negotiable order of withdrawals, savings deposits and time deposits, represent our largest source of funding for our assets and operations. We also use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts. Federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2024 and 2023. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 9.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2024	December 31, 2023
Deposits:
Non-interest-bearing deposits	$26,122	$28,024
Interest-bearing deposits(1)	336,585	320,389
Total deposits	$362,707	$348,413
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$562	$538
Total short-term borrowings	$562	$538

	December 31, 2024				December 31, 2023
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2025-2030	0.77% - 5.91%	3.48%	$14,264	$18,043
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2025-2035	1.65 - 7.62	4.84	26,930	27,168
Floating unsecured senior debt	—	—	—	0	349
Total unsecured senior debt			4.84	26,930	27,517
Fixed unsecured subordinated debt	2025-2032	2.36 - 4.20	3.57	3,766	3,731
Total senior and subordinated notes				30,696	31,248
Other long-term borrowings	2025-2031	1.46 - 9.91	5.72	29	27
Total long-term debt				$44,989	$49,318
Total short-term borrowings and long-term debt				$45,551	$49,856
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of December 31, 2024, the total time deposit amount with some portion in excess of the insured amount was $15.2 billion and the portion of total time deposits estimated to be uninsured was $10.1 billion. As of December 31, 2023, the total time deposit amount with some portion in excess of the insured amount was $15.8 billion and the portion of total time deposits estimated to be uninsured was $9.0 billion.
(2)Includes $473 million and $1.3 billion of Euro (“EUR”) denominated unsecured notes as of December 31, 2024 and 2023, respectively.

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of our interest-bearing time deposits with contractual maturities, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2024.

Table 9.2: Maturity Profile of Borrowings

(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Interest-bearing time deposits	$63,855	$5,953	$6,256	$1,876	$994	$11	$78,945
Securitized debt obligations	6,278	2,835	2,492	2,224	372	63	14,264
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	0	0	0	0	0	562
Senior and subordinated notes	3,221	4,499	4,207	2,863	3,171	12,735	30,696
Other borrowings	9	6	6	6	1	1	29
Total	$73,925	$13,293	$12,961	$6,969	$4,538	$12,810	$124,496

188	Capital One Financial Corporation (COF)

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
We offer interest rate, commodity, foreign currency derivatives and other contracts as an accommodation to our customers within our Commercial Banking business. We enter into these derivatives with our customers primarily to help them manage their interest rate risks, hedge their energy and other commodities exposures, and manage foreign currency fluctuations. We offset the substantial majority of the market risk exposure of our customer accommodation derivatives through derivative transactions with other counterparties.
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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2024 and 2023, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 10.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2024			December 31, 2023
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$61,250	$3	$13	$68,987	$18	$26
Cash flow hedges	102,550	123	24	70,350	216	23
Total interest rate contracts	163,800	126	37	139,337	234	49
Foreign exchange contracts:
Fair value hedges	518	0	101	1,380	0	113
Cash flow hedges	2,549	74	0	2,488	0	66
Net investment hedges	4,858	190	0	4,870	1	89
Total foreign exchange contracts	7,925	264	101	8,738	1	268
Total derivatives designated as accounting hedges	171,725	390	138	148,075	235	317
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	108,754	865	1,014	103,489	1,188	1,382
Commodity contracts	34,185	858	814	33,495	1,161	1,147
Foreign exchange and other contracts	6,951	80	52	5,153	50	47
Total customer accommodation	149,890	1,803	1,880	142,137	2,399	2,576
Other interest rate exposures(2)	909	14	9	872	21	31
Other contracts	3,254	25	5	2,955	20	8
Total derivatives not designated as accounting hedges	154,053	1,842	1,894	145,964	2,440	2,615
Total derivatives	$325,778	$2,232	$2,032	$294,039	$2,675	$2,932
Less: netting adjustment(3)		(1,056)	(304)		(1,005)	(597)
Total derivative assets/liabilities		$1,176	$1,728		$1,670	$2,335
__________
(1)Does not reflect $1 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2024 and 2023, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
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
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2024 and 2023.
Table 10.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2024			December 31, 2023
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$8,312	$(38)	$78	$6,108	$(8)	$126
Interest-bearing deposits	(10,331)	160	0	(17,374)	277	0
Securitized debt obligations	(11,011)	276	0	(13,375)	503	0
Senior and subordinated notes	(30,696)	1,069	(225)	(30,899)	971	(372)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.4 billion and $2.2 billion as of December 31, 2024 and 2023, respectively. The amount of the designated hedged items was $2.1 billion and $1.5 billion as of December 31, 2024 and 2023, respectively. The cumulative basis adjustments associated with these hedges was $16 million and $33 million as of December 31, 2024 and 2023, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2024 and 2023. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 10.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of December 31, 2024
Derivative assets(1)	$2,232	$(202)	$(854)	$1,176	$(22)	$1,154
As of December 31, 2023
Derivative assets(1)	2,675	(433)	(572)	1,670	(22)	1,648

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of December 31, 2024
Derivative liabilities(1)	$2,032	$(202)	$(102)	$1,728	$(53)	$1,675
Repurchase agreements(2)	562	0	0	562	(562)	0
As of December 31, 2023
Derivative liabilities(1)	2,932	(433)	(164)	2,335	(13)	2,322
Repurchase agreements(2)	538	0	0	538	(538)	0
__________
(1)We received cash collateral from derivative counterparties totaling $1.1 billion and $858 million as of December 31, 2024 and 2023, respectively. We also received securities from derivative counterparties with a fair value of approximately $18 million and $16 million as of December 31, 2024 and 2023, respectively, which we have the ability to re-pledge. We posted $1.6 billion and $1.7 billion of cash collateral as of December 31, 2024 and 2023, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $573 million and $549 million as of December 31, 2024 and 2023, respectively, primarily consisting of agency RMBS securities.

193	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2024, 2023 and 2022.
Table 10.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,873	$40,894	$2,267	$(11,493)	$(958)	$(2,333)	$1,081
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$159	$0	$0	$(323)	$(413)	$(961)	$0
Gains (losses) recognized on derivatives	(42)	0	0	116	226	86	(57)
Gains (losses) recognized on hedged items(1)	(30)	0	0	(117)	(227)	59	57
Excluded component of fair value hedges(2)	0	0	0	0	0	6	0
Net income (expense) recognized on fair value hedges	$87	$0	$0	$(324)	$(414)	$(810)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(1,207)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	11	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(1,207)	$11	$0	$0	$0	$0

194	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,550	$37,410	$1,978	$(9,489)	$(959)	$(2,204)	$1,120
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$158	$0	$0	$(385)	$(414)	$(1,036)	$0
Gains (losses) recognized on derivatives	(149)	0	0	220	244	733	42
Gains (losses) recognized on hedged items(1)	72	0	0	(223)	(245)	(575)	(42)
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$81	$0	$0	$(388)	$(415)	$(881)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(1,205)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	11	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(1,205)	$11	$0	$0	$0	$0

195	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,884	$28,910	$443	$(2,535)	$(384)	$(1,074)	$914
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$48	$0	$0	$2	$(48)	$(197)	$0
Gains (losses) recognized on derivatives	276	0	0	(542)	(698)	(1,893)	(84)
Gains (losses) recognized on hedged items(1)	(366)	0	0	546	699	2,059	83
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$(42)	$0	$0	$6	$(47)	$(34)	$(1)
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(121)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	3	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$0	$(121)	$3	$0	$0	$0	$(1)
_________
(1)Includes amortization benefit of $76 million, $79 million and $78 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to basis adjustments on discontinued hedges.
(2)Changes in fair values of cross-currency swaps attributable to changes in cross-currency basis spreads are excluded from the assessment of hedge effectiveness and recorded in other comprehensive income (“OCI”). The initial value of the excluded component is recognized in earnings over the life of the swap under the amortization approach.
(3)See “Note 11—Stockholders’ Equity” for the effects of cash flow and net investment hedges on AOCI and amounts reclassified to net income, net of tax.
(4)We recognized a gain of $128 million for the year ended December 31, 2024 and losses of $66 million and $17 million for the years ended December 31, 2023 and 2022, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $624 million recorded in AOCI as of December 31, 2024 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.2 years as of December 31, 2024. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2024, 2023 and 2022. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 10.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$30	$34	$40
Commodity contracts	18	39	49
Foreign exchange and other contracts	21	16	14
Total customer accommodation	69	89	103
Other interest rate exposures	254	264	76
Other contracts	(58)	(29)	(38)
Total	$265	$324	$141

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of December 31, 2024 and 2023.
Table 11.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2024	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2024	December 31, 2023
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
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
The following table presents the changes in AOCI by component for the years ended December 31, 2024, 2023 and 2022.
Table 11.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2021	$297	$118	$(21)	$(20)	$374
Other comprehensive income (loss) before reclassifications	(7,980)	(2,404)	1	(17)	(10,400)
Amounts reclassified from AOCI into earnings	7	104	0	(1)	110
Other comprehensive income (loss), net of tax	(7,973)	(2,300)	1	(18)	(10,290)
AOCI as of December 31, 2022	(7,676)	(2,182)	(20)	(38)	(9,916)
Other comprehensive income (loss) before reclassifications	881	(268)	46	7	666
Amounts reclassified from AOCI into earnings	26	957	0	(1)	982
Other comprehensive income, net of tax	907	689	46	6	1,648
AOCI as of December 31, 2023	(6,769)	(1,493)	26	(32)	(8,268)
Other comprehensive income (loss) before reclassifications	(801)	(1,029)	(23)	7	(1,846)
Amounts reclassified from AOCI into earnings	26	802	0	0	828
Other comprehensive income (loss), net of tax	(775)	(227)	(23)	7	(1,018)
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $169 million, losses of $126 million and gains of $305 million for the years ended December 31, 2024, 2023 and 2022, respectively, from hedging instruments designated as net investment hedges.

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2024, 2023 and 2022.
Table 11.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2024	2023	2022
Securities available for sale:
	Non-interest income (expense)	$(35)	$(34)	$(9)
	Income tax provision (benefit)	(9)	(8)	(2)
	Net income (loss)	(26)	(26)	(7)
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(1,207)	(1,205)	(121)
Foreign exchange contracts:	Interest income	11	11	3
	Interest income (expense)	6	(3)	(3)
	Non-interest income (expense)	129	(66)	(17)
	Income (loss) from continuing operations before income taxes	(1,061)	(1,263)	(138)
	Income tax provision (benefit)	(259)	(306)	(34)
	Net income (loss)	(802)	(957)	(104)
Other:
	Non-interest income and non-interest expense	0	1	1
	Income tax provision (benefit)	0	0	0
	Net income (loss)	0	1	1
Total reclassifications		$(828)	$(982)	$(110)
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2024, 2023 and 2022.
Table 11.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2024			2023			2022
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(1,036)	$(261)	$(775)	$1,183	$276	$907	$(10,516)	$(2,543)	$(7,973)
Net unrealized gains (losses) on hedging relationships	(303)	(76)	(227)	906	217	689	(3,032)	(732)	(2,300)
Foreign currency translation adjustments(1)	32	55	(23)	6	(40)	46	98	97	1
Other	9	2	7	8	2	6	(24)	(6)	(18)
Other comprehensive income (loss)	$(1,298)	$(280)	$(1,018)	$2,103	$455	$1,648	$(13,474)	$(3,184)	$(10,290)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

200	Capital One Financial Corporation (COF)

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
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer requirement and countercyclical capital buffer requirement, each as described in “Part I—Item 1. Business—Supervision and Regulation—Capital and Stress Testing Regulation—Stress Capital Buffer Rule.” Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Part I—Item 1. Business—Supervision and Regulation—Capital and Stress Testing Regulation—Basel III Finalization Proposal.”
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
Pursuant to the CECL Transition Rule, a banking institution could elect to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. For the “day 2” ongoing impact of CECL during the initial two years, the Federal Banking Agencies used a uniform “scaling factor” of 25% as an approximation of the increase in the allowance under the CECL standard compared to the prior incurred loss methodology. Accordingly, from January 1, 2020 through December 31, 2021, electing banking institutions were permitted to add back to their regulatory capital an amount equal to the sum of the after-tax “day 1” CECL adoption impact and 25% of the increase in the allowance since the adoption of the CECL standard. From January 1, 2022 through December 31, 2024, the after-tax “day 1” CECL adoption impact and the cumulative “day 2” ongoing impact were being phased in to regulatory capital at 25% per year. The following table summarizes the capital impact delay and phase in period on our regulatory capital from years 2020 to 2025.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$600 million has been phased in on January 1, 2025. As of December 31, 2024, the Company’s CET1 capital ratio, reflecting the CECL Transition Rule, was 13.5% and would have been 13.3% excluding the impact of the CECL Transition Rule (or “on a fully phased-in basis”).
For additional information about the regulatory capital rules to which we are subject, including recent proposed amendments to these rules, see “Part I—Item 1. Business—Supervision and Regulation.”
The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III standardized approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standard for each ratio as of December 31, 2024 and 2023.
Table 12.1: Capital Ratios Under Basel III(1)

	December 31, 2024				December 31, 2023
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(2)	$50,807	13.5%	4.5%	N/A	$47,615	12.9%	4.5%	N/A
Tier 1 capital(3)	55,652	14.8	6.0	6.0%	52,460	14.2	6.0	6.0%
Total capital(4)	61,805	16.4	8.0	10.0	59,124	16.0	8.0	10.0
Tier 1 leverage(5)	55,652	11.6	4.0	N/A	52,460	11.2	4.0	N/A
Supplementary leverage(6)	55,652	9.9	3.0	N/A	52,460	9.6	3.0	N/A
CONA:
Common equity Tier 1 capital(2)	51,118	13.6	4.5	6.5	47,933	13.1	4.5	6.5
Tier 1 capital(3)	51,118	13.6	6.0	8.0	47,933	13.1	6.0	8.0
Total capital(4)	56,937	15.2	8.0	10.0	52,636	14.3	8.0	10.0
Tier 1 leverage(5)	51,118	10.7	4.0	5.0	47,933	10.3	4.0	5.0
Supplementary leverage(6)	51,118	9.2	3.0	N/A	47,933	8.8	3.0	N/A
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
We exceeded the minimum capital requirements and the Bank exceeded the minimum regulatory requirements and was well-capitalized under PCA requirements as of both December 31, 2024 and 2023.
Regulatory restrictions exist that limit the ability of CONA to transfer funds to our BHC. As of December 31, 2024, funds available for dividend payments from the Bank were $8.9 billion. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders.While the Merger Agreement is in effect and until the Merger Agreement is terminated or the Transaction is completed, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter. There can be no assurance that we will declare and pay any dividends to stockholders. For additional information on the prior approval requirement on our capital distributions associated with our capital plan resubmission, see “Part I—Item 1. Business—Supervision and Regulation—Capital and Stress Testing Regulation—Capital Planning and Stress Testing.”

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022. Dividends and undistributed earnings allocated to participating securities represent the application of the “two-class” method as described in “Note 1—Summary of Significant Accounting Policies.”
Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2024	2023	2022
Net income	$4,750	$4,887	$7,360
Dividends and undistributed earnings allocated to participating securities	(77)	(77)	(88)
Preferred stock dividends	(228)	(228)	(228)
Net income available to common stockholders	$4,445	$4,582	$7,044

Total weighted-average basic common shares outstanding	382.7	382.4	391.8
Effect of dilutive securities:(1)
Stock options	0.2	0.1	0.3
Other contingently issuable shares	0.7	0.9	1.1
Total effect of dilutive securities	0.9	1.0	1.4
Total weighted-average diluted common shares outstanding	383.6	383.4	393.2
Basic earnings per common share:
Net income from continuing operations	$11.60	$11.98	$17.98
Income (loss) from discontinued operations	0.01	0.00	0.00
Net income per basic common share	$11.61	$11.98	$17.98
Diluted earnings per common share:(1)
Net income from continuing operations	$11.58	$11.95	$17.91
Income (loss) from discontinued operations	0.01	0.00	0.00
Net income per diluted common share	$11.59	$11.95	$17.91
__________
(1)Excluded from the computation of diluted earnings per share were awards of 32 thousand shares, 27 thousand shares and 24 thousand shares for the years ended December 31, 2024, 2023 and 2022, respectively, because their inclusion would be anti-dilutive. There were no options excluded from the computation for the years ended December 31, 2024, 2023 and 2022.
,,

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have one active stock-based compensation plan available for the issuance of shares to employees and directors. As of December 31, 2024, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 81 million common shares in various forms, primarily share-settled RSUs, PSUs and non-qualified stock options. Of this amount, approximately 19 million shares remain available for future issuance as of December 31, 2024. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares.
We also issue cash-settled restricted stock units. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2024, 2023 and 2022 resulted in cash payments to associates of $5 million, $4 million and $8 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2024.
Total stock-based compensation expense recognized during 2024, 2023 and 2022 was $569 million, $513 million and $314 million, respectively. The total income tax benefit for stock-based compensation recognized during 2024, 2023 and 2022 was $109 million, $99 million and $75 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. Related to the Purchase Plan, we recognized compensation expense of $42 million, $39 million and $36 million for 2024, 2023 and 2022, respectively. We also maintain a Dividend Reinvestment and Stock Purchase Plan, which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of 2024 activity for RSUs and PSUs.
Table 14.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2024	6,447	$118.16	1,955	$125.49
Granted(2)	3,024	136.69	1,039	132.71
Vested	(2,682)	124.62	(865)	118.89
Forfeited	(206)	130.05	(3)	126.63
Unvested as of December 31, 2024	6,583	$109.56	2,126	$131.73
_________
(1)Granted and vested include adjustments for achievement of specific performance goals for PSUs granted in prior periods.
(2)The weighted-average grant date fair value of RSUs was $113.08 and $141.71 in 2023 and 2022, respectively. The weighted-average grant date fair value of PSUs was $115.09 and $139.00 in 2023 and 2022, respectively.
The total fair value of RSUs that vested during 2024, 2023 and 2022 was $376 million, $233 million and $248 million, respectively. The total fair value of PSUs that vested was $119 million, $91 million and $127 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, the unrecognized compensation expense related to unvested RSUs is $414 million, which is expected to be amortized over a weighted-average period of approximately 1.5 years; and the unrecognized compensation related to unvested PSUs was $55 million, which is expected to be amortized over a weighted-average period of approximately 1 year.
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
The following table presents a summary of 2024 activity for stock options and the balance of stock options exercisable as of December 31, 2024.
Table 14.2: Summary of Stock Options Activity

(Shares in thousands, and intrinsic value in millions)	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	404	$75.46
Granted	0	0.00
Exercised	(176)	76.91
Forfeited	0	0.00
Expired	0	0.00
Outstanding and Exercisable as of December 31, 2024	228	$74.34	1.56 years	$24
There were no stock options granted in 2024, 2023 and 2022. The total intrinsic value of stock options exercised during 2024, 2023 and 2022 was $11 million, $5 million and $18 million, respectively.

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. We contributed $492 million during the years ended December 31, 2024 and 2023 and $444 million during the year ended December 31, 2022 to these plans.
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
We are currently in the process of terminating the qualified defined benefit pension plan noted above and certain other postretirement benefits coverage. A Notice of Intent to Terminate (“NOIT”) the plan was distributed to plan participants on January 21, 2025 and a request for qualified status determination was filed with the IRS on February 13, 2025. Termination activities are expected to continue through the first quarter of 2026.
The following table sets forth, on an aggregated basis, changes in the benefit obligation and plan assets, the funded status and how the funded status is recognized on our consolidated balance sheets.
Table 15.1: Changes in Benefit Obligation and Plan Assets

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2024	2023	2024	2023
Change in benefit obligation:
Accumulated benefit obligation as of January 1,	$127	$128	$10	$12
Service cost	1	1	0	0
Interest cost	6	7	0	0
Benefits paid	(11)	(10)	(1)	(2)
Actuarial loss (gain)	(5)	1	0	0
Accumulated benefit obligation as of December 31,	$118	$127	$9	$10
Change in plan assets:
Fair value of plan assets as of January 1,	$236	$222	$5	$5
Actual return on plan assets	15	23	1	1
Employer contributions	1	1	1	1
Benefits paid	(11)	(10)	(1)	(2)
Fair value of plan assets as of December 31,	$241	$236	$6	$5
Over (under) funded status as of December 31,	$123	$109	$(3)	$(5)

206	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Defined Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2024	2023	2024	2023
Balance sheet presentation as of December 31,
Other assets	$131	$117	$0	$0
Other liabilities	(8)	(8)	(3)	(5)
Net amount recognized as of December 31,	$123	$109	$(3)	$(5)
Net periodic benefit gain for our defined benefit pension plans and other postretirement benefit plan was $6 million in both 2024 and 2023 and $8 million in 2022. We recognized pre-tax gains of $8 million in 2024 and $9 million in 2023 and pre-tax losses of $24 million in 2022 in AOCI for our defined benefit pension plans and our other postretirement benefit plan.
Pre-tax amounts recognized in AOCI that have not yet been recognized as a component of net periodic benefit cost consist of net actuarial losses of $39 million and $47 million for our defined benefit pension plans as of December 31, 2024 and 2023, respectively, and net actuarial gains of $2 million for our other postretirement benefit plan as of both December 31, 2024 and 2023. There was no meaningful prior service cost recognized in AOCI.
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
As of December 31, 2024 and 2023, our plan assets totaled $247 million and $241 million, respectively. We invested substantially all our plan assets in common collective trusts, which primarily consist of domestic and international equity securities, government securities and corporate and municipal bonds. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2024 and 2023. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy, see “Note 17—Fair Value Measurement.”
Expected Future Benefit Payments
As of December 31, 2024, the benefits expected to be paid in the next ten years totaled $103 million for our defined pension benefit plans and $9 million for our other postretirement benefit plan, respectively.

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
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2024, 2023 and 2022.
Table 16.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Current income tax provision:
Federal taxes	$1,598	$1,423	$2,125
State taxes	395	382	423
International taxes	23	76	104
Total current provision	$2,016	$1,881	$2,652
Deferred income tax provision (benefit):
Federal taxes	$(704)	$(547)	$(662)
State taxes	(178)	(145)	(112)
International taxes	29	(31)	2
Total deferred provision (benefit)	(853)	(723)	(772)
Total income tax provision	$1,163	$1,158	$1,880
The international income tax provision is related to pre-tax earnings from foreign operations of approximately $266 million, $230 million and $462 million in 2024, 2023 and 2022, respectively.
Total income tax provision does not reflect the tax effects of items that are included in AOCI, which include a tax benefit of $280 million in 2024, tax provision of $455 million in 2023, and a tax benefit of $3.2 billion in 2022. See “Note 11—Stockholders’ Equity” for additional information.

208	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2024, 2023 and 2022.
Table 16.2: Effective Income Tax Rate

	Year Ended December 31,
	2024	2023	2022
Income tax at U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	3.4	3.1
Non-deductible expenses	1.6	1.4	0.6
Affordable housing, new markets and other tax credits	(6.2)	(6.8)	(4.2)
Tax-exempt interest and other nontaxable income	(0.9)	(0.8)	(0.4)
Changes in valuation allowance	0.6	0.8	1.0
Other, net	0.1	0.2	(0.8)
Effective income tax rate	19.7%	19.2%	20.3%
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023. The valuation allowance below represents the adjustment of our foreign tax credit carryforward, certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 16.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$3,730	$3,538
Net unrealized loss on securities	2,527	2,223
Rewards programs	898	801
Premises, equipment and software	607	278
Net operating loss and tax credit carryforwards	519	514
Net unrealized loss on derivatives	505	470
Compensation and employee benefits	479	444
Other assets	997	974
Subtotal	10,262	9,242
Valuation allowance	(529)	(496)
Total deferred tax assets	9,733	8,746
Deferred tax liabilities:
Right-of-use assets	248	253
Partnership investments	133	148
Goodwill and intangibles	116	57
Mortgage servicing rights	76	85
Loan Fees & Expenses	48	48
Original issue discount	0	121
Other liabilities	60	95
Total deferred tax liabilities	681	807
Net deferred tax assets	$9,052	$7,939

Our gross federal net operating loss carryforwards were $3 million and $7 million as of December 31, 2024 and 2023, respectively. The net tax values of our state net operating loss and interest deduction carryforwards were $301 million and $273 million as of December 31, 2024 and 2023, respectively, and they will expire from 2025 to 2043. Our foreign tax credit carryforwards were $214 million and $207 million as of December 31, 2024 and 2023, respectively, and they will expire from 2029 to 2034.

209	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our valuation allowance increased by $33 million to $529 million as of December 31, 2024 compared to $496 million as of December 31, 2023. Of the total increase, $7 million is related to the current year increase in our foreign tax credit carryforwards that will not be realized prior to expiration and $29 million increase is related to increased state net operating losses and interest carryforwards to the amount we have determined is more likely than not to be realized.
We recognize accrued interest and penalties related to income taxes as a component of income tax expense. We recognized a $4 million and $1 million tax expense in 2024 and 2023, respectively, and $1 million tax benefit in 2022.
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 16.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2022	$405	$14	$419
Additions for tax positions related to the current year	3	0	3
Additions for tax positions related to prior years	14	6	20
Reductions for tax positions related to prior years due to IRS and other settlements	(381)	(10)	(391)
Balance as of December 31, 2022	41	10	51
Additions for tax positions related to the current year	2	0	2
Additions for tax positions related to prior years	10	4	14
Reductions for tax positions related to prior years due to IRS and other settlements	(20)	(7)	(27)
Balance as of December 31, 2023	33	7	40
Additions for tax positions related to the current year	12	0	12
Additions for tax positions related to prior years	28	5	33
Reductions for tax positions related to prior years due to IRS and other settlements	(8)	(1)	(9)
Balance as of December 31, 2024	$65	$11	$76
Portion of balance at December 31, 2024 that, if recognized, would impact the effective income tax rate	$60	$9	$69
We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2024, we continued to participate in the IRS Compliance Assurance Process (“CAP”) for our open federal income tax return years and have been accepted into CAP for 2025. During 2024, the IRS continued its post-filing examination of our 2021 and 2022 Federal income tax returns and pre-filings examination of our 2023 Federal income tax return.We expect our 2021, 2022 and 2023 exams to be concluded by December 31, 2025. We also expect that the IRS review of our 2024 Federal income tax return will be substantially completed in 2025 prior to its filing.
It is reasonably possible that further adjustments to the Company’s unrecognized tax benefits may be made within 12 months of the reporting date as a result of future judicial or regulatory interpretations of existing tax laws. At this time, an estimate of the potential changes to the amount of unrecognized tax benefits cannot be made.
As of December 31, 2024, the Company had approximately $1.6 billion of unremitted earnings of subsidiaries operating outside the U.S. that upon repatriation would have no additional U.S. income taxes. In accordance with the guidance for accounting for income taxes in special areas, nearly all these earnings are considered by management to be invested indefinitely.
As of December 31, 2024, retained earnings included approximately $287 million of pre-1987 bad debt reserves of acquired thrift institutions, for which no deferred federal income tax liability has been recognized. These amounts are subject to recapture and to federal income tax at the current corporate tax rate in the unlikely event that CONA, as the successor to the merged and acquired entities, makes distributions in excess of earnings and profits, redeems its stock or liquidates.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2024 and 2023.
Table 17.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,110	$0	$0	$0	$6,110
RMBS	0	65,212	116	0	65,328
CMBS	0	7,823	2	0	7,825
Other securities	123	3,627	0	0	3,750
Total securities available for sale	6,233	76,662	118	0	83,013
Loans held for sale	0	87	0	0	87
Other assets:
Derivative assets(2)	510	1,039	683	(1,056)	1,176
Other(3)	689	0	34	0	723
Total assets	$7,432	$77,788	$835	$(1,056)	$84,999
Liabilities:
Other liabilities:
Derivative liabilities(2)	$384	$1,034	$614	$(304)	$1,728
Total liabilities	$384	$1,034	$614	$(304)	$1,728

	December 31, 2023
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$5,282	$0	$0	$0	$5,282
RMBS	0	63,492	146	0	63,638
CMBS	0	8,191	132	0	8,323
Other securities	126	1,748	0	0	1,874
Total securities available for sale	5,408	73,431	278	0	79,117
Loans held for sale	0	347	0	0	347
Other assets:
Derivative assets(2)	788	1,001	886	(1,005)	1,670
Other(3)	589	3	35	0	627
Total assets	$6,785	$74,782	$1,199	$(1,005)	$81,761
Liabilities:
Other liabilities:
Derivative liabilities(2)	$449	$1,655	$828	$(597)	$2,335
Total liabilities	$449	$1,655	$828	$(597)	$2,335
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 10—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $1 million and $2 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2024 and 2023, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

213	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)As of December 31, 2024 and 2023, other includes retained interests in securitizations of $34 million and $35 million, deferred compensation plan assets of $688 million and $578 million and equity securities of $1 million and $14 million (including unrealized gains of $5 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024, 2023 and 2022. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 17.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2024
Securities available for sale:(2)
RMBS	$146	$6	$(2)	$0	$0	$0	$(11)	$193	$(216)	$116	$6
CMBS	132	0	(3)	0	0	0	(3)	0	(124)	2	0
Total securities available for sale	278	6	(5)	0	0	0	(14)	193	(340)	118	6
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	58	(15)	0	0	0	12	16	(2)	0	69	(25)

214	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2023
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2023(1)
(Dollars in millions)	Balance, January 1, 2023	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2023
Securities available for sale:(2)
RMBS	$236	$8	$(2)	$0	$0	$0	$(20)	$49	$(125)	$146	$7
CMBS	142	(1)	(4)	0	0	0	(5)	0	0	132	(1)
Total securities available for sale	378	7	(6)	0	0	0	(25)	49	(125)	278	6
Other assets:
Retained interests in securitizations	36	(1)	0	0	0	0	0	0	0	35	(1)
Net derivative assets (liabilities)(3)(4)	5	(14)	0	0	0	166	69	(167)	(1)	58	63

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2022
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2022(1)
(Dollars in millions)	Balance, January 1, 2022	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2022
Securities available for sale:(2)
RMBS	$258	$18	$(32)	$0	$0	$0	$(60)	$123	$(71)	$236	$10
CMBS	9	(1)	(3)	0	0	0	(15)	190	(38)	142	(1)
Total securities available for sale	267	17	(35)	0	0	0	(75)	313	(109)	378	9
Other assets:
Retained interests in securitizations	41	(5)	0	0	0	0	0	0	0	36	(5)
Net derivative assets (liabilities)(3)(4)	19	(65)	0	0	0	36	3	(28)	40	5	(33)
_________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)Net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held were $10 million, $5 million and $57 million as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
(3)Includes derivative assets and liabilities of $683 million and $614 million, respectively, as of December 31, 2024 and $886 million and $828 million, respectively, as of December 31, 2023, and $79 million and $74 million, respectively, as of December 31, 2022.
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

Table 17.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$116	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	6-10% 0-12% 0-6% 25-80%	6% 7% 1% 61%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-81 7-9% 5-15% 1% 44-155%	N/A
Net derivative assets (liabilities)	69	Discounted cash flows	Swap rates	4%	4%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2023	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$146	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	2-19% 0-12% 0-10% 30-80%	7% 7% 1% 61%
CMBS	132	Discounted cash flows (vendor pricing)	Yield	5-7%	5%
Other assets:
Retained interests in securitizations(2)	35	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-69 9% 5-14% 2% 53-163%	N/A
Net derivative assets (liabilities)	58	Discounted cash flows	Swap rates	3-5%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2024 and 2023, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 17.4: Nonrecurring Fair Value Measurements

	December 31, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$827	$827
Loans held for sale	4	0	4
Other assets(1)	0	133	133
Total	$4	$960	$964

	December 31, 2023
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$545	$545
Loans held for sale	37	0	37
Other assets(1)	0	214	214
Total	$37	$759	$796
__________

217	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)As of December 31, 2024, other assets included investments accounted for under measurement alternative of $71 million and repossessed assets of $62 million. As of December 31, 2023, other assets included investments accounted for under measurement alternative of $46 million, repossessed assets of $45 million and long-lived assets held for sale and right-of-use assets totaling $123 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 61%, with a weighted average of 18%, and from 0% to 100%, with a weighted average of 18%, as of December 31, 2024 and 2023, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2024 and 2023.
Table 17.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2024	2023
Loans held for investment	$(246)	$(244)
Loans held for sale	(10)	(1)
Other assets(1)	(83)	(58)
Total	$(339)	$(303)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2024 and 2023.
Table 17.6: Fair Value of Financial Instruments

	December 31, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,230	$43,230	$3,028	$40,202	$0
Restricted cash for securitization investors	441	441	441	0	0
Net loans held for investment	311,517	316,467	0	0	316,467
Loans held for sale	115	115	0	115	0
Interest receivable	2,532	2,532	0	2,532	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	78,944	79,091	0	79,091	0
Securitized debt obligations	14,264	14,335	0	14,335	0
Senior and subordinated notes	30,696	31,636	0	31,636	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	562	0	562	0
Interest payable	666	666	0	666	0

218	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,297	$43,297	$4,903	$38,394	$0
Restricted cash for securitization investors	458	458	458	0	0
Net loans held for investment	305,176	308,044	0	0	308,044
Loans held for sale	507	515	0	515	0
Interest receivable	2,478	2,478	0	2,478	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	83,014	82,990	0	82,990	0
Securitized debt obligations	18,043	18,067	0	18,067	0
Senior and subordinated notes	31,248	31,524	0	31,524	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	538	538	0	538	0
Interest payable	649	649	0	649	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

219	Capital One Financial Corporation (COF)

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
•Credit Card: Consists of our domestic consumer and small business card lending, and international card businesses in the U.K. and Canada.
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
•Other category: Includes the residual impact of the allocation of our centralized Corporate Treasury group activities, such as management of our corporate investment portfolio, asset/liability management and oversight of our funds transfer pricing process, to our business segments. Accordingly, net gains and losses on our investment securities portfolio and certain trading activities are included in the Other category. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the Transaction.
Basis of Presentation
We report the results of each of our business segments on a continuing operations basis. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. The Chief Operating Decision Maker (“CODM”) for each of our segments is the Chief Executive Officer. The CODM uses the segments’ income (loss) from continuing operations after tax to assess segment performance and decide how to allocate resources.
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods.
The following is additional information on the principles and methodologies used in preparing our business segment results.
•Net interest income: Interest income from loans and interest expense from deposits and other interest-bearing liabilities are reflected within each applicable business segment. Because funding and asset/liability management are managed

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
•Non-interest expense: Non-interest expenses directly managed and incurred by a business segment are accounted for within each business segment. We allocate certain non-interest expenses indirectly incurred by business segments, such as corporate support functions, to each business segment based on various factors, including the actual cost of the services from the service providers, the utilization of the services, the number of employees or other relevant factors. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $4.6 billion for the year ended December 31, 2024 and $4.0 billion for both the years ended December 31, 2023 and 2022. Credit Card marketing expense was $3.9 billion for the year ended December 31, 2024 and $3.4 billion for both the years ended December 31, 2023 and 2022.
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
•Loans held for investment: Loans are reported within each business segment in accordance with the loans each business segment manages.
•Deposits: Deposits are reported within each business segment based on product or customer type served by that business segment.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the years ended December 31, 2024, 2023 and 2022, selected balance sheet data as of December 31, 2024 and 2023, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

221	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 18.1: Segment Results and Reconciliation

	Year Ended December 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$22,088	$8,023	$2,391	$(1,294)	$31,208
Non-interest income (loss)	6,076	695	1,210	(77)	7,904
Total net revenue (loss)(2)	28,164	8,718	3,601	(1,371)	39,112
Provision for credit losses	10,272	1,435	8	1	11,716
Non-interest expense	13,576	5,372	2,011	527	21,486
Income (loss) from continuing operations before income taxes	4,316	1,911	1,582	(1,899)	5,910
Income tax provision (benefit)	1,024	451	373	(685)	1,163
Income (loss) from continuing operations, net of tax	$3,292	$1,460	$1,209	$(1,214)	$4,747
Loans held for investment	$162,508	$78,092	$87,175	$0	$327,775
Deposits	0	318,329	31,691	12,687	362,707

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$19,729	$8,713	$2,518	$(1,719)	$29,241
Non-interest income	5,940	589	1,002	15	7,546
Total net revenue (loss)(2)	25,669	9,302	3,520	(1,704)	36,787
Provision for credit losses	8,651	1,169	605	1	10,426
Non-interest expense	12,490	5,178	2,011	637	20,316
Income (loss) from continuing operations before income taxes	4,528	2,955	904	(2,342)	6,045
Income tax provision (benefit)	1,071	697	213	(823)	1,158
Income (loss) from continuing operations, net of tax	$3,457	$2,258	$691	$(1,519)	$4,887
Loans held for investment	$154,547	$75,437	$90,488	$0	$320,472
Deposits	0	296,171	32,712	19,530	348,413

	Year Ended December 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$16,584	$8,965	$2,461	$(896)	$27,114
Non-interest income (loss)	5,771	469	1,129	(233)	7,136
Total net revenue (loss)(2)	22,355	9,434	3,590	(1,129)	34,250
Provision (benefit) for credit losses	4,265	1,173	415	(6)	5,847
Non-interest expense	11,627	5,312	2,070	154	19,163
Income (loss) from continuing operations before income taxes	6,463	2,949	1,105	(1,277)	9,240
Income tax provision (benefit)	1,536	699	262	(617)	1,880
Income (loss) from continuing operations, net of tax	$4,927	$2,250	$843	$(660)	$7,360
Loans held for investment	$137,730	$79,925	$94,676	$0	$312,331
Deposits	0	270,592	40,808	21,592	332,992
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $2.6 billion, $1.9 billion and $946 million for the years ended December 31, 2024, 2023 and 2022, respectively, for credit card finance charges and fees charged off as uncollectible.

222	Capital One Financial Corporation (COF)

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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2024, 2023 and 2022.
Table 18.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Year Ended December 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,340	$434	$106	$2	$4,882
Service charges and other customer-related fees	0	88	372	0	460
Other	413	142	18	0	573
Total contract revenue	4,753	664	496	2	5,915
Revenue (reduction) from other sources	1,323	31	714	(79)	1,989
Total non-interest income (loss)	$6,076	$695	$1,210	$(77)	$7,904

223	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,333	$367	$91	$2	$4,793
Service charges and other customer-related fees	0	86	222	(2)	306
Other	413	102	31	0	546
Total contract revenue (loss)	4,746	555	344	0	5,645
Revenue from other sources	1,194	34	658	15	1,901
Total non-interest income	$5,940	$589	$1,002	$15	$7,546

	Year Ended December 31, 2022
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,178	$320	$109	$(1)	$4,606
Service charges and other customer-related fees	0	91	236	0	327
Other	395	74	16	(1)	484
Total contract revenue (loss)	4,573	485	361	(2)	5,417
Revenue (reduction) from other sources	1,198	(16)	768	(231)	1,719
Total non-interest income (loss)	$5,771	$469	$1,129	$(233)	$7,136
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Interchange fees are presented net of customer reward expenses of $9.0 billion, $8.2 billion and $7.6 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

224	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2024 and 2023. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 19.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Credit card lines	$411,603	$392,867	N/A	N/A
Other loan commitments(1)	45,145	46,951	$73	$99
Standby letters of credit and commercial letters of credit(2)	1,306	1,465	30	23
Total unfunded lending commitments	$458,054	$441,283	$103	$122
__________
(1)Includes $6.0 billion and $4.7 billion of advised lines of credit as of December 31, 2024 and 2023, respectively.
(2)These financial guarantees have expiration dates that range from 2025 to 2027 as of December 31, 2024.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $143 million and $137 million as of December 31, 2024 and 2023, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

225	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal and regulatory related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. None of the amounts we currently have recorded individually or in the aggregate are considered to be material to our financial condition. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of potentially material legal proceedings and claims.
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of December 31, 2024 are approximately $600 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We are currently named as a defendant in 4 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec. The preliminary certification decision in British Columbia was appealed, with both parties contesting portions of the ruling. On July 4, 2024, the British Columbia Court of Appeals denied both parties’ appeals. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This

226	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
decision also has been appealed. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but currently remain at a preliminary stage.
Governmental inquiries. In August 2020, we entered into consent orders with the Board of Governors of the Federal Reserve System (“Federal Reserve”) and the OCC resulting from regulatory reviews of the 2019 Cybersecurity Incident and relating to ongoing enhancements of our cybersecurity and operational risk management processes. We paid an $80 million penalty to the U.S. Treasury as part of the OCC agreement. The Federal Reserve agreement did not contain a monetary penalty. The OCC lifted its consent order on August 31, 2022 and the Federal Reserve lifted its consent order on July 5, 2023. On August 12, 2019, Canada’s Office of Privacy Commissioner (“OPC”) also initiated an investigation into the 2019 Cybersecurity Incident. That investigation concluded in April 2024 with no further action required.
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
Savings Account Litigation and Related CFPB Litigation
On July 10, 2023, we were sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to our introduction of a new savings account product with a higher interest rate than existing savings account products (“Savings Account Litigation”). Since the original suit, we have also been sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, we filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024, and the court set a trial date in July 2025. In November 2024, the court denied our motion to dismiss. The parties are engaged in discovery.
In August 2024, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) relating to the savings account products at issue in the litigation. In October 2024, the CFPB issued a Notice and Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB was considering an enforcement action against us on similar grounds as the claims in the Savings Account Litigation. On January 14, 2025, the CFPB filed a lawsuit against Capital One in the Eastern District of Virginia. Capital One's response to the complaint is due March 17, 2025.
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
Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that it would be collecting the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly collection periods at a lower annual rate. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call

227	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report, which was revised and refiled during 2023. As a result of updates from the FDIC related to our portion of the FDIC’s estimate of relevant DIF losses, we have recognized $325 million of operating expenses related to the special assessment.
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

228	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following parent company only financial statements are prepared in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 20.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Interest income	$1,762	$1,715	$595
Interest expense	2,303	2,160	969
Provision (benefit) for Credit Losses	0	(1)	(1)
Dividends from subsidiaries	1,500	3,300	4,352
Non-interest income (loss)	100	91	(15)
Non-interest expense	96	70	35
Income before income taxes and equity in undistributed earnings of subsidiaries	963	2,877	3,929
Income tax benefit	(81)	(73)	(181)
Equity in undistributed earnings of subsidiaries	3,706	1,937	3,250
Net income	4,750	4,887	7,360
Other comprehensive income (loss), net of tax	(1,018)	1,648	(10,290)
Comprehensive income (loss)	$3,732	$6,535	$(2,930)
Table 20.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$22,630	$25,647
Investments in subsidiaries	56,991	54,324
Loans to subsidiaries	8,935	6,338
Securities available for sale	346	380
Other assets	2,537	2,526
Total assets	$91,439	$89,215

Liabilities:
Senior and subordinated notes	$30,247	$30,817
Accrued expenses and other liabilities	408	309
Total liabilities	30,655	31,126
Total stockholders’ equity	60,784	58,089
Total liabilities and stockholders’ equity	$91,439	$89,215

229	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 20.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating activities:
Net income	$4,750	$4,887	$7,360
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(3,706)	(1,936)	(3,250)
Other operating activities	496	623	(2,429)
Net cash from operating activities	1,540	3,574	1,681
Investing activities:
Proceeds from paydowns and maturities of securities available for sale	33	103	96
Purchases of securities available for sale	0	(69)	(10)
Changes in loans to subsidiaries	(2,597)	371	1,139
Net cash from investing activities	(2,564)	405	1,225
Financing activities:
Borrowings:
Issuance of senior and subordinated notes	3,985	8,219	9,271
Maturities and paydowns of senior and subordinated notes	(4,411)	(6,989)	(1,250)
Common stock:
Net proceeds from issuances	323	299	276
Dividends paid	(932)	(931)	(950)
Preferred stock:
Dividends paid	(228)	(228)	(228)
Purchases of treasury stock	(734)	(718)	(4,948)
Proceeds from share-based payment activities	4	10	19
Net cash from financing activities	(1,993)	(338)	2,190
Changes in cash and cash equivalents	(3,017)	3,641	5,096
Cash and cash equivalents, beginning of the period	25,647	22,006	16,910
Cash and cash equivalents, end of the period	$22,630	$25,647	$22,006

230	Capital One Financial Corporation (COF)

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

231	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred in the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting also is included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

232	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2025 Annual Stockholder Meeting (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Process for Stockholder Recommendations of Director Candidates; Directors Nominations from Stockholders,” and “Board Committees,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year. In addition, please see “Part I—Item 1. Business—Overview.”
Insider Trading Policy
We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our company’s securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as New York Stock Exchange (“NYSE”) listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of the Selection of Our Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

233	Capital One Financial Corporation (COF)

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
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

234	Capital One Financial Corporation (COF)

ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2024
Commission File No. 001-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (iv) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (v) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vi) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (vii) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (ix) t the “2021 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 25, 2022; (x) the “2022 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 24, 2023, and (xi) the “2023 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024.

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

4.2	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.

235	Capital One Financial Corporation (COF)

4.3*	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1+	Seventh Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on May 9, 2023).
10.2.1+
Nonstatutory Stock Option Award Agreement, dated February 4, 2016, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.2+
Form of Nonstatutory Stock Option Award Agreement granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2016 (incorporated by reference to Exhibit 10.2.17 of the 2015 Form 10-K).

10.2.3+
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

10.2.5+
Amended and Restated Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.11 of the 2023 Form 10-K).

10.2.6+
Amended and Restated Form of Performance Unit Award Agreements, dated November 2, 2023, granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.12 of the 2023 Form 10-K).

10.2.7+
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

10.2.9+
Amended and Restated Total Shareholder Return Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2022 (incorporated by reference to Exhibit 10.2.15 of the 2023 Form 10-K).

10.2.10+
Form of Restricted Stock Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.21 of the 2022 Form 10-K).

10.2.11+
Amended and Restated Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.17 of the 2023 Form 10-K).

10.2.12+
Amended and Restated Total Shareholder Return Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.18 of the 2023 Form 10-K).

10.2.13+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.24 of the 2022 Form 10-K).

10.2.14+
Amended and Restated Form of Performance Unit Award Agreements, dated November 2, 2023, granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.20 of the 2023 Form 10-K).

10.2.15+
Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.24 of the 2023 Form 10-K).

10.2.16+
Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.25 of the 2023 Form 10-K).

10.2.17+
Form of Restricted Stock Unit Award Agreement, dated February 1, 2024, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.26 of the 2023 Form 10-K).

10.2.18+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.27 of the 2023 Form 10-K).

10.2.19+
Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.28 of the 2023 Form 10-K).

10.2.20*+	Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025.
10.2.21*+	Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025.
10.2.22*+
Form of Restricted Stock Unit Award Agreement, dated February 4, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan.

236	Capital One Financial Corporation (COF)

10.2.23*+	Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025.
10.2.24*+	Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025.
10.3.1+	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).
10.3.2+
Form of 1999 Non-Employee Directors Stock Incentive Plan Deferred Share Units Award Agreement between Capital One Financial Corporation and certain of its Directors (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.3.3+	Form of Restricted Stock Unit Award Agreement granted to our directors under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4 of the 2011 Form 10-K).
10.3.4+
Form of Restricted Stock Unit Award Agreement granted to our directors under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2018).

10.3.5+
Form of Restricted Stock Unit Award Agreement granted to our directors under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2019).

10.3.6+
Form of Restricted Stock Unit Award Agreement granted to our directors under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2022).

10.3.7+
Form of Restricted Stock Unit Award Agreement granted to our U.S. directors under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2024).

10.3.8+
Form of Restricted Stock Unit Award Agreement granted to our Non-US directors under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2024).

10.4.1+	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.2 of the 2022 Form 10-K).
10.4.2+	Amendment Number One to the Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.3 of the 2022 Form 10-K).
10.4.3*+	Amendment Number Three to the Amended and Restated Capital One Financial Corporation Executive Severance Plan
10.5+	Amended and Restated Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2023 Form 10-K).
10.6.1+	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).
10.6.2+	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).
10.7.1+	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).
10.7.2+	Change of Control Employment Agreement, dated December 10, 2013, between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.7.3 of the 2013 Form 10-K).
10.8.1+	Form of Non-Competition Agreement between Capital One Financial Corporation and Andrew M. Young, Robert Alexander, and Sanjiv Yajnik (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).
10.9+
Form of Retention Bonus Letter Agreement, by and between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the period ended March 31, 2024).

19*	Securities Law Policy.
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
97	Capital One Financial Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of the 2023 Form 10-K).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

237	Capital One Financial Corporation (COF)

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-K.
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

238	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 20, 2025	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

239	Capital One Financial Corporation (COF)

POWER OF ATTORNEY
We, the undersigned, hereby severally constitute Andrew M. Young, Timothy P. Golden and Matthew W. Cooper, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said annual report on Form 10-K.

240	Capital One Financial Corporation (COF)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair and Chief Executive Officer	February 20, 2025
Richard D. Fairbank	(Principal Executive Officer)

/s/ ANDREW M. YOUNG	Chief Financial Officer	February 20, 2025
Andrew M. Young	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Controller	February 20, 2025
Timothy P. Golden	(Principal Accounting Officer)

/s/ IME ARCHIBONG	Director	February 20, 2025
Ime Archibong

/s/ CHRISTINE DETRICK	Director	February 20, 2025
Christine Detrick

/s/ ANN FRITZ HACKETT	Director	February 20, 2025
Ann Fritz Hackett

/s/ SUNI P. HARFORD	Director	February 20, 2025
Suni P. Harford

/s/ PETER THOMAS KILLALEA	Director	February 20, 2025
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 20, 2025
C.P.A.J. (Eli) Leenaars

/s/ FRANÇOIS LOCOH-DONOU	Director	February 20, 2025
François Locoh-Donou

/s/ PETER E. RASKIND	Director	February 20, 2025
Peter E. Raskind

/s/ EILEEN SERRA	Director	February 20, 2025
Eileen Serra

/s/ MAYO A. SHATTUCK III	Director	February 20, 2025
Mayo A. Shattuck III

/s/ CRAIG WILLIAMS	Director	February 20, 2025
Craig Williams

241	Capital One Financial Corporation (COF)