Form 10-Q
period 2025-03-31
CAPITAL ONE FINANCIAL CORP
filed 2025-05-07
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, there were 383,137,556 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K (“2024 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2025 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2024 Form 10-K.

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
As of March 31, 2025, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the Transaction (as defined below).
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
On February 18, 2025, Capital One and Discover each held a special meeting of their respective stockholders during which the issuance of Capital One common stock as merger consideration to the holders of Discover common stock was approved by the requisite vote of the Capital One stockholders and the Merger Agreement was adopted by the requisite vote of the Discover stockholders.
On April 18, 2025, Capital One received approval from the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) to complete the Transaction. The Federal Reserve approval was accompanied by announcement of a new enforcement action by the Federal Reserve against Discover Bank which Capital One has committed to comply with and remediate following closing. The OCC approval included a condition requiring CONA to provide a detailed plan to the OCC following closing to address the underlying root causes of outstanding enforcement actions against Discover Bank.
Following receipt of the OCC and Federal Reserve approvals, all required regulatory approvals to complete the Transaction have been received. The closing of the Transaction is expected to occur on May 18, 2025 subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2025 and 2024 and selected comparative balance sheet data as of March 31, 2025 and December 31, 2024. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2025	2024	Change
Income statement
Net interest income	$8,013	$7,488	7%
Non-interest income	1,987	1,914	4
Total net revenue	10,000	9,402	6
Provision for credit losses	2,369	2,683	(12)
Non-interest expense:
Marketing	1,202	1,010	19
Operating expense	4,700	4,127	14
Total non-interest expense	5,902	5,137	15
Income from continuing operations before income taxes	1,729	1,582	9
Income tax provision	325	302	8
Net income	1,404	1,280	10
Dividends and undistributed earnings allocated to participating securities	(22)	(23)	(4)
Preferred stock dividends	(57)	(57)	—
Net income available to common stockholders	$1,325	$1,200	10
Common share statistics
Basic earnings per common share:
Net income per basic common share	$3.46	$3.14	10%
Diluted earnings per common share:
Net income per diluted common share	$3.45	$3.13	10%
Weighted-average common shares outstanding (in millions):
Basic	383.1	382.2	—
Diluted	384.0	383.4	—
Common shares outstanding (period-end, in millions)	383.0	382.1	—
Dividends declared and paid per common share	$0.60	$0.60	—
Tangible book value per common share (period-end)(1)	113.74	98.67	15%

6	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2025	2024	Change
Balance sheet (average balances)
Loans held for investment	$322,385	$314,614	2%
Interest-earning assets	462,771	447,803	3
Total assets	491,817	474,995	4
Interest-bearing deposits	337,840	318,450	6
Total deposits	364,078	345,657	5
Borrowings	44,448	50,474	(12)
Common equity	57,395	53,152	8
Total stockholders’ equity	62,240	57,998	7
Selected performance metrics
Purchase volume	$157,948	$150,171	5%
Total net revenue margin(2)	8.64%	8.40%	24	bps
Net interest margin	6.93	6.69	24
Return on average assets(3)	1.14	1.08	6
Return on average tangible assets(4)	1.18	1.11	7
Return on average common equity(5)	9.23	9.03	20
Return on average tangible common equity(6)	12.55	12.67	(12)
Equity-to-assets ratio(7)	12.66	12.21	45
Efficiency ratio(8)	59.02	54.64	438
Operating efficiency ratio(9)	47.00	43.89	311
Adjusted operating efficiency ratio(10)	43.92	43.45	47
Effective income tax rate from continuing operations	18.8	19.1	(30)
Net charge-offs	$2,736	$2,616	5%
Net charge-off rate	3.40%	3.33%	7	bps

(Dollars in millions, except as noted)	March 31, 2025	December 31, 2024	Change
Balance sheet (period-end)
Loans held for investment	$323,598	$327,775	(1)%
Interest-earning assets	463,414	463,058	—
Total assets	493,604	490,144	1
Interest-bearing deposits	340,964	336,585	1
Total deposits	367,464	362,707	1
Borrowings	41,773	45,551	(8)
Common equity	58,697	55,938	5
Total stockholders’ equity	63,542	60,784	5
Credit quality metrics
Allowance for credit losses	$15,899	$16,258	(2)%
Allowance coverage ratio	4.91%	4.96%	(5)bps
30+ day performing delinquency rate	3.29	3.69	(40)
30+ day delinquency rate	3.51	3.98	(47)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2025	December 31, 2024	Change
Capital ratios
Common equity Tier 1 capital(11)	13.6%	13.5%	10	bps
Tier 1 capital(11)	14.9	14.8	10
Total capital(11)	17.0	16.4	60
Tier 1 leverage(11)	11.6	11.6	—
Tangible common equity(12)	9.1	8.6	50
Supplementary leverage(11)	9.9	9.9	—
Other
Employees (period end, in thousands)	53.9	52.6	2%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $1.4 billion ($3.45 per diluted common share) on total net revenue of $10.0 billion for the first quarter of 2025. In comparison, we reported net income of $1.3 billion ($3.13 per diluted common share) on total net revenue of $9.4 billion for the first quarter of 2024.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 13.6% and 13.5% as of March 31, 2025 and December 31, 2024, respectively. See “Capital Management” for additional information.
In the first quarter of 2025, we declared and paid common stock dividends of $236 million and repurchased $150 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2025. These highlights are based on a comparison between the results of the first quarters of 2025 and 2024, except as otherwise noted. The changes in our financial condition and credit performance are generally based on our financial condition and credit performance as of March 31, 2025 compared to December 31, 2024. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $124 million to $1.4 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by:
◦Higher net-interest income primarily driven by higher average loan balances in our credit card loan portfolio and the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
◦Lower provision for credit losses primarily driven by an allowance release of $473 million in our credit card loan portfolio, partially offset by an allowance build of $117 million in our commercial loan portfolio.
These drivers were partially offset by:
◦Higher non-interest expense primarily driven by continued investment in technology, an increase to the litigation accrual and increased marketing spend.
•Loans Held for Investment:
◦Period-end loans held for investment decreased by $4.2 billion to $323.6 billion as of March 31, 2025 from December 31, 2024 primarily driven by seasonal paydowns in our credit card loan portfolio.
◦Average loans held for investment increased by $7.8 billion to $322.4 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by growth in our credit card loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 7 basis points (“bps”) to 3.40% in the first quarter of 2025 compared to the first quarter of 2024.
◦Our 30+ day delinquency rate decreased by 47 bps to 3.51% as of March 31, 2025 from December 31, 2024.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $359 million to $15.9 billion and our allowance coverage ratio decreased by 5 bps to 4.91% as of March 31, 2025 compared to December 31, 2024 primarily driven by an allowance release of $473 million in our credit card loan portfolio, partially offset by an allowance build of $117 million in our commercial loan portfolio.

9	Capital One Financial Corporation (COF)

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2025 and 2024. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2025 and 2024 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$156,408	$7,248	18.54%	$150,049	$7,067	18.84%
Consumer banking	78,480	1,773	9.03	75,091	1,564	8.33
Commercial banking(3)	87,884	1,382	6.29	90,423	1,612	7.13
Other(4)	—	(246)	**	—	(323)	**
Total loans, including loans held for sale	322,772	10,157	12.59	315,563	9,920	12.57
Investment securities	92,659	770	3.32	88,581	687	3.10
Cash equivalents and other interest-earning assets	47,340	491	4.14	43,659	570	5.21
Total interest-earning assets	462,771	11,418	9.87	447,803	11,177	9.98
Cash and due from banks	4,071			3,947
Allowance for credit losses	(16,253)			(15,293)
Premises and equipment, net	4,534			4,391
Other assets	36,694			34,147
Total assets	$491,817			$474,995
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$337,840	$2,715	3.22%	$318,450	$2,812	3.53%
Securitized debt obligations	13,731	176	5.11	17,836	261	5.85
Senior and subordinated notes	30,331	505	6.66	32,211	606	7.52
Other borrowings and interest-bearing liabilities(5)	2,312	9	1.57	2,373	10	1.78
Total interest-bearing liabilities	384,214	3,405	3.54	370,870	3,689	3.98
Non-interest-bearing deposits	26,238			27,207
Other liabilities	19,125			18,920
Total liabilities	429,577			416,997
Stockholders’ equity	62,240			57,998
Total liabilities and stockholders’ equity	$491,817			$474,995
Net interest income/spread		$8,013	6.32		$7,488	6.00
Impact of non-interest-bearing funding			0.61			0.69
Net interest margin(6)			6.93%			6.69%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Annualized interest income does not include any allocations, such as funds transfer pricing. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $549 million and $547 million in the first quarters of 2025 and 2024, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $19 million in the first quarters of 2025 and 2024, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $1.9 billion in the first quarters of both 2025 and 2024. Related interest expense was $7 million and $8 million in the first quarters of 2025 and 2024, respectively.
(6)The termination of our Walmart program agreement, effective May 21, 2024, (“Walmart Program Termination”) increased net interest margin by 20 bps

11	Capital One Financial Corporation (COF)

in the first quarter of 2025. Excluding this impact, the net interest margin would have been 6.73% in the first quarter of 2025.
**    Not meaningful.
Net interest income increased by $525 million to $8.0 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by higher average loan balances in our credit card loan portfolio and the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
Net interest margin increased by 24 bps to 6.93% in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by lower funding costs and growth in our credit card loan portfolio.
Our total company cumulative interest-bearing deposit beta increased to 34% as of March 31, 2025, from 11% as of December 31, 2024. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to changes in the upper bound of the federal funds rate during the current falling interest rate cycle.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2025 vs. 2024
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$181	$295	$(114)
Consumer banking	209	73	136
Commercial banking(2)	(230)	(44)	(186)
Other(3)	77	—	77
Total loans, including loans held for sale	237	324	(87)
Investment securities	83	32	51
Cash equivalents and other interest-earning assets	(79)	38	(117)
Total interest income	241	394	(153)
Interest expense:
Interest-bearing deposits	(97)	156	(253)
Securitized debt obligations	(85)	(55)	(30)
Senior and subordinated notes	(101)	(34)	(67)
Other borrowings and liabilities	(1)	—	(1)
Total interest expense	(284)	67	(351)
Net interest income	$525	$327	$198
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

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2025 and 2024.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Interchange fees, net	$1,223	$1,145
Service charges and other customer-related fees	509	462
Other(1)(2)	255	307
Total non-interest income	$1,987	$1,914
__________
(1)Primarily consists of revenue from Capital One Shopping, treasury and other investment income and commercial mortgage banking revenue.
(2)Includes losses of $16 million and gains of $42 million on deferred compensation plan investments for the first quarters of 2025 and 2024, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $73 million to $2.0 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by higher net interchange fees due to an increase in purchase volume.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses decreased by $314 million to $2.4 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by an allowance release of $473 million in our credit card loan portfolio, partially offset by an allowance build of $117 million in our commercial loan portfolio.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Part I—Item 1. Financial Statements—Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology for each of our loan categories, see “Part II— Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.

13	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2025 and 2024.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Operating Expense:
Salaries and associate benefits(1)	$2,546	$2,478
Occupancy and equipment	615	554
Professional services	437	262
Communications and data processing	399	351
Amortization of intangibles	16	19
Other non-interest expense:
Bankcard, regulatory and other fee assessments	65	119
Collections	108	83
Other	514	261
Total other non-interest expense	687	463
Total operating expense	$4,700	$4,127
Marketing	1,202	1,010
Total non-interest expense	$5,902	$5,137
_________
(1)Includes a benefit of $16 million and expenses of $42 million related to our deferred compensation plan for the first quarters of 2025 and 2024, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $765 million to $5.9 billion in the first three months of 2025, primarily driven by continued investment in technology, an increase to the litigation accrual and increased marketing spend.
In the first quarter of 2025, we incurred $110 million of integration expenses related to the Transaction, primarily driven by professional services, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $344 million of integration expenses as of March 31, 2025.

14	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax provision of $325 million (18.8% effective income tax rate) and $302 million (19.1% effective income tax rate) in the first quarters of 2025 and 2024, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes” in our 2024 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $3.5 billion to $493.6 billion as of March 31, 2025 from December 31, 2024 primarily driven by increases in our cash balances from deposit growth and higher securities available for sale balances, partially offset by seasonal paydowns in our credit card loan portfolio.
Total liabilities increased by $702 million to $430.1 billion as of March 31, 2025 from December 31, 2024 primarily driven by deposit growth due to our national consumer banking strategy, partially offset by net maturities of our securitized debt obligations and unsecured senior debt. Our national consumer banking strategy includes our national brand and marketing strategy, cafés and tech/digital investments, which have enabled us to both deepen and grow our overall customer base.
Stockholders’ equity increased by $2.8 billion to $63.5 billion as of March 31, 2025 from December 31, 2024 primarily driven by a decrease in accumulated other comprehensive loss and net income in 2025.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of March 31, 2025 and December 31, 2024, respectively.
The fair value of our available for sale securities portfolio increased by $1.3 billion to $84.4 billion as of March 31, 2025 from December 31, 2024, primarily driven by decreases in relevant benchmark interest rates and net purchases. See “Part I—Item 1. Financial Statements—Note 3—Investment Securities” for more information.

15	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of March 31, 2025 and December 31, 2024.
Table 6: Loans Held for Investment

	March 31, 2025			December 31, 2024
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$157,189	$(12,510)	$144,679	$162,508	$(12,974)	$149,534
Consumer Banking	78,896	(1,872)	77,024	78,092	(1,884)	76,208
Commercial Banking	87,513	(1,517)	85,996	87,175	(1,400)	85,775
Total	$323,598	$(15,899)	$307,699	$327,775	$(16,258)	$311,517
Loans held for investment decreased by $4.2 billion to $323.6 billion as of March 31, 2025 compared to December 31, 2024 primarily driven by seasonal paydowns in our credit card loan portfolio.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1. Financial Statements—Note 4—Loans.”
Funding Sources
Our primary source of funding comes from insured deposits in our Consumer Banking business, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase, and Federal Home Loan Bank (“FHLB”) advances secured by certain portions of our loan and securities portfolios.
Table 7 provides the composition of our primary sources of funding as of March 31, 2025 and December 31, 2024.
Table 7: Funding Sources Composition

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$324,920	79%	$318,329	78%
Commercial Banking	29,984	7	31,691	8
Other(1)	12,560	4	12,687	3
Total deposits	367,464	90	362,707	89
Securitized debt obligations	11,716	3	14,264	3
Other debt	30,057	7	31,287	8
Total funding sources	$409,237	100%	$408,258	100%
__________
(1)Includes brokered deposits of $11.5 billion and $11.6 billion as of March 31, 2025 and December 31, 2024, respectively.
Total deposits increased by $4.8 billion to $367.5 billion as of March 31, 2025 from December 31, 2024 primarily driven by our national consumer banking strategy.
As of March 31, 2025 and December 31, 2024, we held $63.7 billion and $64.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 17% and 18% of our total deposits as of March 31, 2025 and December 31, 2024. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (Federal Financial Institutions Examination Council (“FFIEC”) 031) filed with the Federal Reserve, OCC and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.

16	Capital One Financial Corporation (COF)

Securitized debt obligations decreased by $2.5 billion to $11.7 billion as of March 31, 2025 from December 31, 2024 primarily due to maturities.
Other debt decreased by $1.2 billion to $30.1 billion as of March 31, 2025 from December 31, 2024 primarily driven by maturities of unsecured senior debt, partially offset by issuances of subordinated debt.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”

17	Capital One Financial Corporation (COF)

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

18	Capital One Financial Corporation (COF)

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
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2024 Form 10-K.
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
We summarize our business segment results for the first quarters of 2025 and 2024 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2025 compared to December 31, 2024. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

19	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the first quarters of 2025 and 2024.
Table 8: Business Segment Results

	Three Months Ended March 31,
	2025				2024
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$7,165	72%	$1,219	87%	$6,748	72%	$961	75%
Consumer Banking	2,126	21	186	13	2,170	23	381	30
Commercial Banking(3)	884	9	195	14	880	9	280	22
Other(3)	(175)	(2)	(196)	(14)	(396)	(4)	(342)	(27)
Total	$10,000	100%	$1,404	100%	$9,402	100%	$1,280	100%
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
Our Credit Card business generated net income from continuing operations of $1.2 billion and $961 million in the first quarters of 2025 and 2024, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2025	2024	Change
Selected income statement data:
Net interest income	$5,654	$5,272	7%
Non-interest income	1,511	1,476	2
Total net revenue(1)	7,165	6,748	6
Provision for credit losses	1,926	2,259	(15)
Non-interest expense	3,638	3,229	13
Income from continuing operations before income taxes	1,601	1,260	27
Income tax provision	382	299	28
Income from continuing operations, net of tax	$1,219	$961	27
Selected performance metrics:
Average loans held for investment	$156,407	$149,645	5
Average yield on loans(2)	18.54%	18.84%	(30)bps
Total net revenue margin(3)	18.32	17.99	33
Net charge-offs	$2,399	$2,207	9%
Net charge-off rate	6.14%	5.90%	24bps
Purchase volume	$157,948	$150,171	5%

(Dollars in millions, except as noted)	March 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment	$157,189	$162,508	(3)%
30+ day performing delinquency rate	4.26%	4.53%	(27)bps
30+ day delinquency rate	4.27	4.54	(27)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$12,510	$12,974	(4)%
Allowance coverage ratio	7.96%	7.98%	(2)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $705 million and $630 million in the first quarters of 2025 and 2024, respectively, for finance charges and fees charged-off as uncollectible.
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

Key factors affecting the results of our Credit Card business for the first quarter of 2025 compared to the first quarter of 2024, and changes in financial condition and credit performance between March 31, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income increased by $382 million to $5.7 billion in the first quarter of 2025 primarily driven by higher average loan balances and the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.
•Non-Interest Income: Non-interest income increased by $35 million to $1.5 billion in the first quarter of 2025 primarily due to higher net interchange fees due to an increase in purchase volume.
•Provision for Credit Losses: Provision for credit losses decreased by $333 million to $1.9 billion in the first quarter of 2025 primarily driven by an allowance release of $473 million compared to an allowance build of $52 million in the first quarter of 2024.

•Non-Interest Expense: Non-interest expense increased by $409 million to $3.6 billion in the first quarter of 2025 primarily driven by continued investment in technology and increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment decreased by $5.3 billion to $157.2 billion as of March 31, 2025 from December 31, 2024 primarily driven by seasonal paydowns.

•Average loans held for investment increased by $6.8 billion to $156.4 billion in the first quarter of 2025 compared to the first quarter of 2024 driven by growth in purchase volume.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 24 bps to 6.14% in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by the 41 bps impact of the elimination of loss sharing provisions due to the Walmart Program Termination. Absent the impact of the elimination of these loss sharing provisions, the net charge-off rate would have been 5.73% in the first quarter of 2025.

•The 30+ day delinquency rate decreased by 27 bps to 4.27% as of March 31, 2025 from December 31, 2024.

22	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated net income from continuing operations of $1.2 billion and $918 million in the first quarters of 2025 and 2024, respectively. In the first quarters of 2025 and 2024, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

Three Months Ended March 31,
(Dollars in millions, except as noted)	2025	2024	Change
Selected income statement data:
Net interest income	$5,343	$4,972	7%
Non-interest income	1,460	1,411	3
Total net revenue(1)	6,803	6,383	7
Provision for credit losses	1,856	2,157	(14)
Non-interest expense	3,422	3,025	13
Income from continuing operations before income taxes	1,525	1,201	27
Income tax provision	363	283	28
Income from continuing operations, net of tax	$1,162	$918	27
Selected performance metrics:
Average loans held for investment	$149,639	$142,887	5
Average yield on loans(2)	18.42%	18.76%	(34)bps
Total net revenue margin(3)(4)	18.19	17.82	37
Net charge-offs	$2,314	$2,120	9%
Net charge-off rate(5)	6.19%	5.94%	25bps
Purchase volume	$154,391	$146,696	5%

(Dollars in millions, except as noted)	March 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment	$150,309	$155,618	(3)%
30+ day performing delinquency rate	4.25%	4.53%	(28)	bps
Allowance for credit losses	$12,036	$12,494	(4)%
Allowance coverage ratio	8.01%	8.03%	(2)	bps
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
(4)The Walmart Program Termination increased Domestic Card net revenue margin by 52 bps in the first quarter of 2025. Excluding this impact, the Domestic Card net revenue margin would have been 17.67% in the first quarter of 2025.
(5)The Walmart Program Termination increased the Domestic Card net charge-off rate by 42 bps for the first quarter of 2025. Excluding this impact, the Domestic Card net charge-off rate would have been 5.77% for the first quarter of 2025.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by:
•Higher net interest income primarily driven by higher average loan balances and the impacts of the elimination of revenue sharing provisions due to the Walmart Program Termination.

23	Capital One Financial Corporation (COF)

•Lower provision for credit losses primarily driven by an allowance release in the first quarter of 2025 compared to an allowance build in the first quarter of 2024.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by continued investment in technology and increased marketing spend.

Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees. Expenses primarily consist of the provision for credit losses and operating costs.
Our Consumer Banking business generated net income from continuing operations of $186 million and $381 million in the first quarters of 2025 and 2024, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2025	2024	Change
Selected income statement data:
Net interest income	$1,943	$2,011	(3)%
Non-interest income	183	159	15
Total net revenue	2,126	2,170	(2)
Provision for credit losses	301	426	(29)
Non-interest expense	1,581	1,246	27
Income from continuing operations before income taxes	244	498	(51)
Income tax provision	58	117	(50)
Income from continuing operations, net of tax	$186	$381	(51)
Selected performance metrics:
Average loans held for investment:
Auto	$77,228	$73,768	5
Retail banking	1,252	1,324	(5)
Total consumer banking	$78,480	$75,092	5
Average yield on loans held for investment(1)	9.03%	8.33%	70bps
Average deposits	$319,950	$294,448	9%
Average deposits interest rate	3.00%	3.15%	(15)bps
Net charge-offs	$313	$380	(18)%
Net charge-off rate	1.60%	2.03%	(43)bps
Auto loan originations	$9,210	$7,522	22%

24	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Auto	$77,656	$76,829	1%
Retail banking	1,240	1,263	(2)
Total consumer banking	$78,896	$78,092	1
30+ day performing delinquency rate	4.87%	5.87%	(100)	bps
30+ day delinquency rate	5.47	6.73	(126)
Nonperforming loan rate	0.74	0.99	(25)
Nonperforming asset rate(2)	0.82	1.08	(26)
Allowance for credit losses	$1,872	$1,884	(1)%
Allowance coverage ratio	2.37%	2.41%	(4)bps
Deposits	$324,920	$318,329	2%
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
Key factors affecting the results of our Consumer Banking business for the first quarter of 2025 compared to the first quarter of 2024, and changes in financial condition and credit performance between March 31, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income decreased by $68 million to $1.9 billion in the first quarter of 2025 primarily driven by lower margins in our retail banking business, partially offset by higher deposits in our retail banking business and higher average loan balances in our auto business.
•Non-Interest Income: Non-interest income increased by $24 million to $183 million in the first quarter of 2025 primarily driven by higher interchange revenue from an increase in debit card purchase volume and revenue earned from auto industry services.
•Provision for Credit Losses: Provision for credit losses decreased by $125 million to $301 million in the first quarter of 2025 primarily driven by our auto loan portfolio due to lower net charge-offs and an allowance release of $14 million compared to an allowance build of $55 million in the first quarter of 2024.
•Non-Interest Expense: Non-interest expense increased by $335 million to $1.6 billion in the first quarter of 2025 primarily driven by an increase to the litigation accrual, continued investment in technology and increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $804 million to $78.9 billion as of March 31, 2025 from December 31, 2024 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $3.4 billion to $78.5 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $6.6 billion to $324.9 billion as of March 31, 2025 from December 31, 2024 primarily driven by continued growth from our national consumer banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 43 bps to 1.60% in the first quarter of 2025 compared to the first quarter of 2024.

25	Capital One Financial Corporation (COF)

•The 30+ day delinquency rate decreased by 126 bps to 5.47% as of March 31, 2025 compared to December 31, 2024.
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
Our Commercial Banking business generated net income from continuing operations of $195 million and $280 million in the first quarters of 2025 and 2024, respectively.

26	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2025	2024	Change
Selected income statement data:
Net interest income	$572	$599	(5)%
Non-interest income	312	281	11
Total net revenue(1)	884	880	—
Provision (benefit) for credit losses(2)	142	(2)	**
Non-interest expense	486	515	(6)
Income from continuing operations before income taxes	256	367	(30)
Income tax provision	61	87	(30)
Income from continuing operations, net of tax	$195	$280	(30)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$31,733	$34,310	(8)
Commercial and industrial	55,765	55,567	—
Total commercial banking	$87,498	$89,877	(3)
Average yield on loans held for investment(1)(3)	6.29%	7.14%	(85)bps
Average deposits	$31,654	$31,844	(1)%
Average deposits interest rate	2.13%	2.65%	(52)bps
Net charge-offs	$24	$29	(17)%
Net charge-off rate	0.11%	0.13%	(2)bps

(Dollars in millions, except as noted)	March 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$31,971	$31,903	—
Commercial and industrial	55,542	55,272	—
Total commercial banking	$87,513	$87,175	—
Nonperforming loan rate	1.40%	1.39%	1	bps
Nonperforming asset rate(4)	1.40	1.39	1
Allowance for credit losses(2)	$1,517	$1,400	8%
Allowance coverage ratio	1.73%	1.61%	12	bps
Deposits	$29,984	$31,691	(5)%
Loans serviced for others	52,298	52,749	(1)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $144 million and $143 million as of March 31, 2025 and December 31, 2024, respectively.
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

Key factors affecting the results of our Commercial Banking business for the first quarter of 2025 compared to the first quarter of 2024, and changes in financial condition and credit performance between March 31, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income decreased by $27 million to $572 million in the first quarter of 2025 primarily driven by lower average loan balances.
•Non-Interest Income: Non-interest income increased by $31 million to $312 million in the first quarter of 2025 primarily driven by increased fees in our capital markets business.
•Provision for Credit Losses: Provision for credit losses increased by $144 million to $142 million in the first quarter of 2025 primarily driven by an allowance build of $117 million compared to an allowance release of $7 million in the first quarter of 2024.
•Non-Interest Expense: Non-interest expense decreased by $29 million to $486 million in the first quarter of 2025 primarily driven by decreased operating expenses.
Loans Held for Investment:
•Period-end loans held for investment remained substantially flat at $87.5 billion as of March 31, 2025 compared to December 31, 2024.
•Average loans held for investment decreased by $2.4 billion to $87.5 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $1.7 billion to $30.0 billion as of March 31, 2025 from December 31, 2024 primarily driven by seasonality.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate decreased by 2 bps to 0.11% in the first quarter of 2025 compared to the first quarter of 2024.
•The nonperforming loan rate increased by 1 bps to 1.40% as of March 31, 2025 compared to December 31, 2024.
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
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

28	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Change
Selected income statement data:
Net interest loss	$(156)	$(394)	(60)%
Non-interest loss	(19)	(2)	**
Total net loss(1)	(175)	(396)	(56)
Non-interest expense	197	147	34
Loss from continuing operations before income taxes	(372)	(543)	(31)
Income tax benefit	(176)	(201)	(12)
Loss from continuing operations, net of tax	$(196)	$(342)	(43)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
** Not meaningful.
Loss from continuing operations decreased by $146 million to a loss of $196 million in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by higher treasury income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2024 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

29	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2025

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
Capital Standards and Prompt Corrective Action
The Company and the Bank are subject to the regulatory capital requirements established by the Federal Reserve and the OCC, respectively (the “Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions.
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
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation—Basel III Finalization Proposal” in our 2024 Form 10-K.
Global systemically important banks (“G-SIBs”) that are based in the U.S. are subject to an additional CET1 capital requirement known as the “G-SIB Surcharge.” We are not a G-SIB based on the most recent available data and thus we are not subject to a G-SIB Surcharge.
Stress Capital Buffer Rule
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s final rule to implement the stress capital buffer requirement (“Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve sets an earlier effective date.
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

31	Capital One Financial Corporation (COF)

plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025. For additional information regarding a proposed rulemaking to modify the stress capital buffer framework, including the recalibration and annual effective date of the stress capital buffer requirement, see “Supervision and Regulation—Capital and Stress Testing Regulation Update” in this Report.
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
As of March 31, 2025 and December 31, 2024, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of March 31, 2025, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.

32	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of March 31, 2025 and December 31, 2024.
Table 13: Capital Ratios Under Basel III(1)(2)(3)

	March 31, 2025			December 31, 2024
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(4)	13.6%	4.5%	N/A	13.5%	4.5%	N/A
Tier 1 capital(5)	14.9	6.0	6.0%	14.8	6.0	6.0%
Total capital(6)	17.0	8.0	10.0	16.4	8.0	10.0
Tier 1 leverage(7)	11.6	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(8)	9.9	3.0	N/A	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(4)	13.9	4.5	6.5	13.6	4.5	6.5
Tier 1 capital(5)	13.9	6.0	8.0	13.6	6.0	8.0
Total capital(6)	15.5	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(7)	10.8	4.0	5.0	10.7	4.0	5.0
Supplementary leverage(8)	9.3	3.0	N/A	9.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Capital ratios as of December 31, 2024 reflect the Company’s and the Bank’s election to adopt the optional five-year transition period provided by the Federal Banking Agencies’ final rule (“CECL Transition Rule”) as of January 1, 2020, which was fully phased in effective January 1, 2025. For more information related to the CECL Transition Rule, see “Part II—Item 7. MD&A—Capital Management—CECL Transition Rule” in our 2024 Form 10-K.
(3)Ratios as of March 31, 2025 are preliminary and therefore subject to change until we file our March 31, 2025 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
(4)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(5)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(6)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(7)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(8)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

33	Capital One Financial Corporation (COF)

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of March 31, 2025 and December 31, 2024.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics(1)

(Dollars in millions)	March 31, 2025	December 31, 2024
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$66,225	$65,823
Adjustments and deductions:
AOCI, net of tax(2)	19	1
Goodwill, net of related deferred tax liabilities	(14,792)	(14,786)
Other intangible and deferred tax assets, net of deferred tax liabilities	(247)	(231)
Common equity Tier 1 capital	51,205	50,807
Tier 1 capital instruments	4,845	4,845
Tier 1 capital	56,050	55,652
Tier 2 capital instruments	3,044	1,307
Qualifying allowance for credit losses	4,832	4,846
Tier 2 capital	7,876	6,153
Total capital	$63,926	$61,805

Regulatory capital metrics
Risk-weighted assets	$375,538	$377,145
Adjusted average assets(3)	483,888	480,794
Total leverage exposure(4)	565,020	559,399
__________
(1)Common equity as of December 31, 2024 reflects the Company’s and the Bank’s election to adopt the CECL Transition Rule as of January 1, 2020, which was fully phased in effective January 1, 2025. For more information related to the CECL Transition Rule, see “Part II—Item 7. MD&A—Capital Management—CECL Transition Rule” in our 2024 Form 10-K.
(2)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Capital Standards and Prompt Corrective Action—Basel III and U.S. Capital Rules” in this Report.
(3)Includes on-balance sheet asset adjustments subject to deduction from Tier 1 capital under the Basel III Capital Rules.
(4)Reflects on- and off-balance sheet amounts for the denominator of the supplementary leverage ratio as set forth by the Basel III Capital Rules.
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the first quarter of 2025.
On April 4, 2025, we submitted our capital plan to the Federal Reserve as part of the 2025 stress testing cycle. The supervisory stress test results are expected to be released by the Federal Reserve by June 30, 2025. Our 2025 supervisory stress test result will determine the size of our stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026. For additional information regarding a proposed rulemaking to modify the stress capital buffer framework, including the recalibration and annual effective date of the stress capital buffer requirement, see “Supervision and Regulation—Capital and Stress Testing Regulation Update” in this Report.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.

34	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first three months of 2025, we declared and paid common stock dividends of $236 million, or $0.60 per share, and preferred stock dividends of $57 million. While the Merger Agreement is in effect and until the Merger Agreement is terminated or the Transaction is completed, we are restricted from paying quarterly cash dividends on our common stock in excess of $0.60 per share per quarter.
The following table summarizes the dividends paid per share on our various preferred stock series in the first three months of 2025.
Table 15: Preferred Stock Dividends Paid Per Share

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2025
					Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250	Quarterly	10.63
The declaration and payment of dividends to our stockholders, as well as the amount thereof, are subject to the discretion of our Board of Directors and depend upon our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory requirements and other factors deemed relevant by the Board of Directors. For additional information related to capital distributions, see “Capital Management—Capital Planning and Regulatory Stress Testing” in this Report.
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of March 31, 2025, funds available for dividend payments from the Bank were $7.2 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $150 million of shares of our common stock during the first quarter of 2025. The timing and exact amount of any future common stock repurchases will depend on various factors, including regulatory approval, market conditions, opportunities for growth, our capital position and the amount of retained earnings. The Board authorized stock repurchase program does not include specific price targets, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 programs, does not have a set expiration date and may be suspended at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report, and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking” and “Part I—Item 1. Business—Supervision and Regulation—Funding and Dividends from Subsidiaries” in our 2024 Form 10-K.

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
		Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

36	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management

We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “Part II—Item 7. MD&A—Risk Management” in our 2024 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “Part II—Item 7. MD&A—Risk Management” in our 2024 Form 10-K.
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
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Part I—Item 1. Financial Statements—Note 3—Investment Securities” as well as credit risk related to derivative transactions in “Part I—Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities.”

38	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our credit card loan portfolio as of March 31, 2025 and December 31, 2024.
Table 16: Credit Card Portfolio by Geographic Region

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$15,455	9.8%	$15,978	9.8%
Texas	13,070	8.3	13,430	8.3
Florida	11,674	7.4	12,039	7.4
New York	9,641	6.1	10,010	6.2
Pennsylvania	6,030	3.8	6,299	3.9
Illinois	5,685	3.6	5,921	3.6
Ohio	5,082	3.2	5,314	3.3
New Jersey	4,924	3.1	5,097	3.1
Georgia	4,816	3.1	4,965	3.1
North Carolina	4,342	2.8	4,477	2.8
Other	69,590	44.4	72,088	44.3
Total domestic credit card	150,309	95.6	155,618	95.8
International card businesses:
United Kingdom	4,087	2.6	3,980	2.4
Canada	2,793	1.8	2,910	1.8
Total international card businesses	6,880	4.4	6,890	4.2
Total credit card	$157,189	100.0%	$162,508	100.0%

39	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. Retail banking primarily includes small business loans. The table below presents the geographic profile of our auto loan and retail banking portfolios as of March 31, 2025 and December 31, 2024.
Table 17: Consumer Banking Portfolio by Geographic Region

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$9,684	12.3%	$9,459	12.1%
California	8,648	11.0	8,786	11.2
Florida	6,938	8.8	6,866	8.8
Ohio	3,519	4.5	3,402	4.4
Pennsylvania	3,472	4.4	3,408	4.4
Illinois	3,167	4.0	3,124	4.0
Georgia	3,003	3.8	2,962	3.8
New Jersey	2,630	3.3	2,662	3.4
Other	36,595	46.3	36,160	46.3
Total auto	77,656	98.4	76,829	98.4

Retail banking:
New York	364	0.5	376	0.5
Texas	272	0.3	278	0.4
Louisiana	188	0.2	198	0.2
New Jersey	85	0.1	84	0.1
Maryland	69	0.1	71	0.1
Florida	58	0.1	53	0.1
Other	204	0.3	203	0.2
Total retail banking	1,240	1.6	1,263	1.6
Total consumer banking	$78,896	100.0%	$78,092	100.0%

40	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of March 31, 2025 and December 31, 2024.
Table 18: Commercial Real Estate Portfolio by Region

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$11,616	36.3%	$12,152	38.1%
South	8,118	25.4	7,900	24.8
Pacific West	4,976	15.6	4,213	13.2
Mid-Atlantic	3,002	9.4	2,901	9.1
Mountain	2,184	6.8	2,536	7.9
Midwest	2,075	6.5	2,201	6.9
Total	$31,971	100.0%	$31,903	100.0%
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

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment portfolio by industry classification as of March 31, 2025 and December 31, 2024. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2025	December 31, 2024
Industry Classification:
Finance	39%	39%
Real Estate & Construction	27	26
Government & Education	8	8
Health Care & Pharmaceuticals	4	4
Commercial Services	3	4
Technology, Telecommunications & Media	3	3
Oil, Gas & Pipelines	3	3
Other	13	13
Total	100%	100%

42	Capital One Financial Corporation (COF)

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
Table 20 provides details on the credit scores of our domestic credit card and auto loan portfolios as of March 31, 2025 and December 31, 2024.
Table 20: Credit Score Distribution

(Percentage of portfolio)	March 31, 2025	December 31, 2024
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	69%	69%
660 or below	31	31
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	53%	54%
621 - 660	19	19
620 or below	28	27
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements—Note 4—Loans” for additional credit quality information and see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings for each of our loan categories.

43	Capital One Financial Corporation (COF)

Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of March 31, 2025 and December 31, 2024.
Table 21: 30+ Day Delinquencies

	March 31, 2025				December 31, 2024
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$6,389	4.25%	$6,389	4.25%	$7,053	4.53%	$7,053	4.53%
International card businesses	313	4.56	321	4.66	311	4.52	320	4.64
Total credit card	6,702	4.26	6,710	4.27	7,364	4.53	7,373	4.54
Consumer Banking:
Auto	3,832	4.93	4,296	5.53	4,572	5.95	5,229	6.81
Retail banking	14	1.13	21	1.70	14	1.12	26	2.05
Total consumer banking	3,846	4.87	4,317	5.47	4,586	5.87	5,255	6.73
Commercial Banking:
Commercial and multifamily real estate	1	—	15	0.05	40	0.13	170	0.53
Commercial and industrial	86	0.15	305	0.55	99	0.18	242	0.44
Total commercial banking	87	0.10	320	0.37	139	0.16	412	0.47
Total	$10,635	3.29	$11,347	3.51	$12,089	3.69	$13,040	3.98
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

44	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of March 31, 2025 and December 31, 2024.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$4,775	1.48%	$5,276	1.61%
60 – 89 days	2,663	0.82	3,138	0.96
> 90 days	3,909	1.21	4,626	1.41
Total	$11,347	3.51%	$13,040	3.98%
Geographic region:
Domestic	$11,026	3.41%	$12,720	3.88%
International	321	0.10	320	0.10
Total	$11,347	3.51%	$13,040	3.98%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.

45	Capital One Financial Corporation (COF)

Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of March 31, 2025 and December 31, 2024. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan category:
Credit card	$3,365	2.14%	$3,711	2.28%
Commercial banking	—	—	96	0.11
Total	$3,365	1.04	$3,807	1.16
Geographic region:
Domestic	$3,224	1.02%	$3,673	1.14%
International	141	2.05	134	1.95
Total	$3,365	1.04	$3,807	1.16
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

46	Capital One Financial Corporation (COF)

Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories.
Table 24 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of March 31, 2025 and December 31, 2024. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
International card businesses	$9	0.13%	$10	0.15%
Total credit card	9	0.01	10	0.01
Consumer Banking:
Auto	561	0.72	750	0.98
Retail banking	23	1.89	25	1.94
Total consumer banking	584	0.74	775	0.99
Commercial Banking:
Commercial and multifamily real estate	393	1.23	509	1.60
Commercial and industrial	831	1.50	701	1.27
Total commercial banking	1,224	1.40	1,210	1.39
Total nonperforming loans held for investment(3)	1,817	0.56	1,995	0.61
Other nonperforming assets(4)	62	0.02	65	0.02
Total nonperforming assets	$1,879	0.58	$2,060	0.63
__________
(1)We recognized interest income for loans classified as nonperforming of $3 million and $5 million in the first quarters of 2025 and 2024, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 1.05% and 1.16% as of March 31, 2025 and December 31, 2024, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

47	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. We charge off loans as a reduction to the allowance for credit losses when we determine the loan is uncollectible and record subsequent recoveries of previously charged off amounts as increases to the allowance for credit losses. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for information on our charge-off policy for each of our loan categories.
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2025 and 2024.
Table 25: Net Charge-Offs (Recoveries)

	Three Months Ended March 31,
	2025		2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card(2)	$2,314	6.19%	$2,120	5.94%
International card businesses	85	5.02	87	5.16
Total credit card	2,399	6.14	2,207	5.90
Consumer Banking:
Auto	299	1.55	367	1.99
Retail banking	14	4.75	13	4.04
Total consumer banking	313	1.60	380	2.03
Commercial Banking:
Commercial and multifamily real estate	7	0.09	18	0.20
Commercial and industrial	17	0.12	11	0.08
Total commercial banking	24	0.11	29	0.13
Total net charge-offs	$2,736	3.40	$2,616	3.33
Average loans held for investment	$322,385		$314,614
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
(2)The Walmart Program Termination increased the Domestic Card net charge-off rate by 42 bps for the first quarter of 2025. Excluding this impact, the Domestic Card net charge-off rate would have been 5.77% for the first quarter of 2025.

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
For more information on FDMs, see “Item 1. Financial Statements—Note 4—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.

49	Capital One Financial Corporation (COF)

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2025 and 2024, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.
Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2025
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs	(2,852)	(126)	(2,978)	(656)	(20)	(676)	(38)	(3,692)
Recoveries(1)	538	41	579	357	6	363	14	956
Net charge-offs	(2,314)	(85)	(2,399)	(299)	(14)	(313)	(24)	(2,736)
Provision for credit losses	1,856	70	1,926	285	16	301	141	2,368
Allowance build (release) for credit losses	(458)	(15)	(473)	(14)	2	(12)	117	(368)
Other changes(2)	—	9	9	—	—	—	—	9
Balance as of March 31, 2025	12,036	474	12,510	1,845	27	1,872	1,517	15,899
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	1	1
Balance as of March 31, 2025	—	—	—	—	—	—	144	144
Combined allowance and reserve as of March 31, 2025	$12,036	$474	$12,510	$1,845	$27	$1,872	$1,661	$16,043

	Three Months Ended March 31, 2024
	Credit Card			Consumer Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(2,452)	(122)	(2,574)	(642)	(18)	(660)	(39)	(3,273)
Recoveries(1)	332	35	367	275	5	280	10	657
Net charge-offs	(2,120)	(87)	(2,207)	(367)	(13)	(380)	(29)	(2,616)
Provision for credit losses	2,157	102	2,259	422	4	426	22	2,707
Allowance build (release) for credit losses	37	15	52	55	(9)	46	(7)	91
Other changes(2)	—	(7)	(7)	—	—	—	—	(7)
Balance as of March 31, 2024	11,298	456	11,754	2,057	31	2,088	1,538	15,380
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	(24)	(24)
Balance as of March 31, 2024	—	—	—	—	—	—	134	134
Combined allowance and reserve as of March 31, 2024	$11,298	$456	$11,754	$2,057	$31	$2,088	$1,672	$15,514
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

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $131.1 billion and $123.8 billion as of March 31, 2025 and December 31, 2024, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of March 31, 2025, we had available issuance capacity of $40.2 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of March 31, 2025, we had access to available contingent liquidity sources totaling $100.7 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Facility, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”).
As of March 31, 2025 and December 31, 2024, our funding sources totaled $409.2 billion and $408.3 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 27 below presents the composition of our liquidity reserves as of March 31, 2025 and December 31, 2024.
Table 27: Liquidity Reserves

(Dollars in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$48,573	$43,230
Securities available for sale(1)	84,362	83,013
FHLB borrowing capacity secured by loans	4,530	4,279
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(48)	(48)
Other encumbrances of investment securities	(6,333)	(6,648)
Total liquidity reserves	$131,084	$123,826
________
(1)    Includes securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $7.3 billion to $131.1 billion as of March 31, 2025 from December 31, 2024, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2024 Form 10-K for additional information on our management of liquidity risk.

51	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2025 was 152%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the first quarter of 2025 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our credit card securitization trust that allows us to periodically offer and sell up to $30.0 billion of securitized debt obligations and a shelf registration associated with our auto loan securitization trusts that allows us to periodically offer and sell up to $25.0 billion of securitized debt obligations, each as of March 31, 2025. The registered amounts under these shelf registration statements are subject to continuing review and change in the future, including as part of the routine renewal process. As of March 31, 2025, we had $21.6 billion and $18.6 billion of available issuance capacity in our credit card and auto loan securitization programs, respectively.
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
As of March 31, 2025, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $34.9 billion, of which $48 million was used. Our FHLB membership is supported by our investment in FHLB stock of $18 million as of both March 31, 2025 and December 31, 2024.
As a member of FICC—GSD, we have $21.4 billion of readily available borrowing capacity secured by securities from our investment portfolio as of March 31, 2025. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $488 thousand and $412 thousand as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, we pledged loans to secure a borrowing capacity of $44.4 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $1.3 billion as of both March 31, 2025 and December 31, 2024.

52	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for the three months ended March 31, 2025 and 2024.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$36,285	$119	1.31%	$35,707	$148	1.66%
Saving deposits(2)	227,780	1,768	3.11	206,621	1,721	3.33
Time deposits	73,775	828	4.49	76,122	943	4.95
Total interest-bearing deposits	$337,840	$2,715	3.22	$318,450	$2,812	3.53
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both March 31, 2025 and December 31, 2024. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”

Funding
Our primary source of funding comes from insured deposits in our Consumer Banking business, as they are a relatively stable and lower cost source of funding. In addition to deposits, we raise funding through the issuance of senior and subordinated notes and securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. See “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” for additional information on our primary sources of funding.
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $11 million to $573 million as of March 31, 2025 from December 31, 2024 driven by an increase in repurchase agreements.

53	Capital One Financial Corporation (COF)

Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, decreased by $3.8 billion to $41.2 billion as of March 31, 2025 from December 31, 2024 primarily driven by maturities in securitized debt obligations and unsecured senior debt, partially offset by issuances of subordinated debt. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, and their respective maturities or redemptions for the three months ended March 31, 2025 and 2024.
Table 29: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2025	2024	2025	2024
Securitized debt obligations	$—	$—	$2,626	$367
Senior and subordinated notes	1,750	2,000	3,447	750
Total	$1,750	$2,000	$6,073	$1,117

54	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2024 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 30 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of March 31, 2025 and December 31, 2024.
Table 30: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2025		December 31, 2024
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of April 25, 2025 Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook. Following the Company’s February 19, 2024 announcement of the Merger Agreement, Moody’s Investors Service (“Moody’s”) placed our credit ratings on review for a downgrade. Moody’s said its review for downgrade may continue until the Transaction has been completed.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of March 31, 2025 and December 31, 2024, our total unfunded lending commitments were $471.7 billion and $458.1 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of both March 31, 2025 and December 31, 2024, we had $1.5 billion in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in our 2024 Form 10-K.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of March 31, 2025 and December 31, 2024, we had $3.3 billion and $4.0 billion, respectively, in aggregate purchase obligations.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations,” and “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Employee Benefit Plans” in our 2024 Form 10-K.

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of March 31, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.50% at December 31, 2025 and 2026, respectively.
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

At the current level of interest rates, our projected 12-month net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and other liabilities, net of our interest rate hedges. Our 12-month net interest income sensitivity was largely unchanged as compared to December 31, 2024.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of March 31, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.50% at December 31, 2025 and 2026, respectively.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the declines in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our current economic value of equity sensitivity was largely unchanged for higher rate scenarios and decreased modestly for lower rate scenarios as compared to December 31, 2024.

57	Capital One Financial Corporation (COF)

Table 31 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of March 31, 2025 and December 31, 2024.
Table 31: Interest Rate Sensitivity Analysis

	March 31, 2025	December 31, 2024
Estimated impact on projected baseline net interest income:
+200 basis points	1.5%	1.3%
+100 basis points	0.9	0.8
+50 basis points	0.5	0.4
–50 basis points	(0.4)	(0.4)
–100 basis points	(0.9)	(0.8)
–200 basis points	(2.1)	(1.9)
Estimated impact on economic value of equity:
+200 basis points	(6.3)	(6.3)
+100 basis points	(2.9)	(3.0)
+50 basis points	(1.4)	(1.4)
–50 basis points	1.2	1.3
–100 basis points	2.2	2.5
–200 basis points	3.0	3.9
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 1.2 billion GBP and 1.3 billion GBP as of March 31, 2025 and December 31, 2024, respectively, and 1.2 billion CAD and 1.4 billion CAD as of March 31, 2025 and December 31, 2024, respectively. Our nominal EUR-denominated borrowings outstanding were 507 million EUR and 505 million EUR as of March 31, 2025 and December 31, 2024, respectively.
Our non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.3 billion GBP and 2.2 billion GBP as of March 31, 2025 and December 31, 2024, respectively, and 2.6 billion CAD as of both March 31, 2025 and December 31, 2024.
As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal. For more information, see “Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities” and “Item 1. Financial Statements—Note 10—Stockholders’ Equity.”
Risk Related to Customer Accommodation Derivatives
We offer interest rate, commodity and foreign currency derivatives as an accommodation to our customers within our Commercial Banking business. We offset the majority of the market risk of these customer accommodation derivatives by entering into offsetting derivatives transactions with other counterparties. We use value-at-risk (“VaR”) as the primary method to measure the market risk in our customer accommodation derivative activities on a daily basis. VaR is a statistical risk measure used to estimate the potential loss from movements observed in the recent market environment. We employ a historical simulation approach using the most recent 500 business days and use a 99% confidence level and a holding period of one business day. As a result of offsetting our customer exposures with other counterparties, we believe that our net exposure to market risk in our customer accommodation derivatives is minimal. For further information on our risk related to customer accommodation derivatives, see “Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities.”

59	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
Regulation of Consumer Lending Activities Update
In March 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule amending Regulation Z that, if it went into effect as issued, would significantly lower the safe harbor amount for past due fees that large credit card issuers, including the Bank, can charge on consumer credit card accounts. In April 2025, the final rule was vacated by the U.S. District Court for the Northern District of Texas.
Capital and Stress Testing Regulation Update
In April 2025, the Federal Reserve issued a notice of proposed rulemaking to amend its capital plan rule and stress capital buffer framework applicable to large banking organizations, including the Company. The proposal would average stress test results over two consecutive years for purposes of determining the stress capital buffer requirement. The proposal would also modify the annual effective date of the stress capital buffer requirement from October 1 to January 1.
We provide additional information on our Supervision and Regulation in our 2024 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “think,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2024 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•risks relating to the pending Transaction, including the risk that the cost savings and any revenue synergies and other anticipated benefits from the Transaction may not be fully realized or may take longer than anticipated to be realized; disruption to our business and to Discover’s business as a result of the announcement and pendency of the Transaction; the risk that the integration of Discover’s business and operations into ours, including into our compliance management program, will be materially delayed or will be more costly or difficult than expected, or that we are otherwise unable to successfully integrate Discover’s business into ours, including as a result of unexpected factors or events; reputational risk and the reaction of customers, suppliers, employees or other business partners of ours or of Discover to the Transaction; the failure of the remaining closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in completing the Transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the dilution caused by our issuance of additional shares of our common stock in connection with the Transaction; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; risks related to management and oversight of our expanded business and operations following the Transaction due to the increased size and complexity of our business; the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction or the size, scope and complexity of our business operations following the Transaction; the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us (before or after the Transaction) or against Discover; the risk that expectations regarding the timing, completion and accounting and tax treatments of the Transaction are not met; the risk that any announcements relating to the Transaction could have adverse effects on the market price of our common stock; certain restrictions during the pendency of the Transaction; the diversion of management’s attention from ongoing business operations and opportunities; the risk that revenues following the Transaction may be lower than expected and/or the risk that certain expenses, such as the provision for credit losses, of Discover or the surviving entity may be greater than expected; our and Discover’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing; effects of the announcement, pendency or completion of the Transaction on our or Discover’s ability to retain customers and retain and hire key personnel and maintain relationships with our and Discover’s suppliers and other business partners, and on our and Discover’s operating results and businesses generally; any other factors that may affect our future results or the future results of Discover; and other actions of the Federal Reserve and legislative and regulatory actions and reforms;

61	Capital One Financial Corporation (COF)

•changes and instability in the macroeconomic environment, resulting from factors that include, but are not limited to monetary, fiscal and trade policy actions such as tariffs, geopolitical conflicts or instability, such as the war between Ukraine and Russia and the conflict in the Middle East, labor shortages, government shutdowns, inflation and deflation, potential recessions, technology-driven disruption of certain industries, lower demand for credit, changes in deposit practices and payment patterns;
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
•our ability to attract, develop, retain and motivate key senior leaders and skilled employees;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;

62	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

(Dollars in millions, except as noted)	March 31, 2025	March 31, 2024
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$4,700	$4,127
Legal reserve activities	(198)	—
Discover integration expenses	(110)	—
FDIC special assessment	—	(42)
Adjusted operating expense (non-GAAP)	$4,392	$4,085

Adjusted net revenue (non-GAAP)	$10,000	$9,402

Operating efficiency ratio (U.S. GAAP)	47.00%	43.89%
Impact of adjustments noted above	(308)	bps	(44)	bps
Adjusted operating efficiency ratio (non-GAAP)	43.92%	43.45%
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

64	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2025	2024
Tangible Common Equity (Average):
Stockholders’ equity	$62,240	$57,998
Goodwill and other intangible assets(1)	(15,149)	(15,280)
Noncumulative perpetual preferred stock	(4,845)	(4,845)
Tangible common equity	$42,246	$37,873
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$1,325	$1,200
Tangible common equity (Average)	42,246	37,873
Return on tangible common equity(2)	12.55%	12.67%
Tangible Assets (Average):
Total assets	$491,817	$474,995
Goodwill and other intangible assets(1)	(15,149)	(15,280)
Tangible assets	$476,668	$459,715
Return on Tangible Assets (Average):
Net income	$1,404	$1,280
Tangible assets (Average)	476,668	459,715
Return on tangible assets(3)	1.18%	1.11%

(Dollars in millions, except as noted)	March 31, 2025	March 31, 2024	December 31, 2024
Tangible Common Equity (Period-End):
Stockholders’ equity	$63,542	$57,801	$60,784
Goodwill and other intangible assets(1)	(15,139)	(15,257)	(15,157)
Noncumulative perpetual preferred stock	(4,845)	(4,845)	(4,845)
Tangible common equity	$43,558	$37,699	$40,782
Tangible Assets (Period-End):
Total assets	$493,604	$481,720	$490,144
Goodwill and other intangible assets(1)	(15,139)	(15,257)	(15,157)
Tangible assets	$478,465	$466,463	$474,987
Tangible Book Value per Common Share:
Tangible common equity (Period-end)	$43,558	$37,699	$40,782
Outstanding Common Shares	383.0	382.1	381.2
Tangible book value per common share(4)	$113.74	$98.67	$106.97
TCE Ratio
Tangible common equity (Period-end)	$43,558	$37,699	$40,782
Tangible Assets (Period-end)	478,465	466,463	474,987
TCE Ratio(5)	9.1%	8.1%	8.6%
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
(4)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding.
(5)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

65	Capital One Financial Corporation (COF)

Glossary and Acronyms
2019 Cybersecurity Incident: The unauthorized access by an outside individual who obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers that we announced on July 29, 2019.
2022 Call Report: Consolidated Reports of Condition and Income, (FFIEC 031) as of December 31, 2022.
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
Annual Report: References to our “2024 Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

66	Capital One Financial Corporation (COF)

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

67	Capital One Financial Corporation (COF)

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
PR Rules: The U.S. prudential regulators’ margin rules for uncleared derivatives.
Public Fund Deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.

68	Capital One Financial Corporation (COF)

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
This Report: Quarterly Report on Form 10-Q for the period ended March, 31 2025.
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

ICE: Intercontinental Exchange
IRM: Independent Risk Management
LCH: LCH Group
LCR: Liquidity coverage ratio
LTV: Loan-to-Value
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NORA: Notice and Opportunity to Respond and Advise
NSFR: Net stable funding ratio
OCC: Office of the Comptroller of the Currency
OCI: Other comprehensive income
OPC: Canada’s Office of Privacy Commissioner
OTC: Over-the-counter
PCA: Prompt corrective action
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

71	Capital One Financial Corporation (COF)

72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2025	2024
Interest income:
Loans, including loans held for sale	$10,157	$9,920
Investment securities	770	687
Other	491	570
Total interest income	11,418	11,177
Interest expense:
Deposits	2,715	2,812
Securitized debt obligations	176	261
Senior and subordinated notes	505	606
Other borrowings	9	10
Total interest expense	3,405	3,689
Net interest income	8,013	7,488
Provision for credit losses	2,369	2,683
Net interest income after provision for credit losses	5,644	4,805
Non-interest income:
Interchange fees, net	1,223	1,145
Service charges and other customer-related fees	509	462
Other	255	307
Total non-interest income	1,987	1,914
Non-interest expense:
Salaries and associate benefits	2,546	2,478
Occupancy and equipment	615	554
Marketing	1,202	1,010
Professional services	437	262
Communications and data processing	399	351
Amortization of intangibles	16	19
Other	687	463
Total non-interest expense	5,902	5,137
Income from continuing operations before income taxes	1,729	1,582
Income tax provision	325	302
Net income	1,404	1,280
Dividends and undistributed earnings allocated to participating securities	(22)	(23)
Preferred stock dividends	(57)	(57)
Net income available to common stockholders	$1,325	$1,200
Basic earnings per common share:
Net income per basic common share	$3.46	$3.14
Diluted earnings per common share:
Net income per diluted common share	$3.45	$3.13

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net income	$1,404	$1,280
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	1,071	(844)
Net unrealized gains (losses) on hedging relationships	670	(410)
Foreign currency translation adjustments	16	(13)
Other	0	1
Other comprehensive income (loss), net of tax	1,757	(1,266)
Comprehensive income	$3,161	$14

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,108	$3,028
Interest-bearing deposits and other short-term investments	44,465	40,202
Total cash and cash equivalents	48,573	43,230
Restricted cash for securitization investors	392	441
Securities available for sale (amortized cost of $92.9 billion and $93.0 billion and allowance for credit losses of $3 million and $4 million as of March 31, 2025 and December 31, 2024, respectively)	84,362	83,013
Loans held for investment:
Unsecuritized loans held for investment	295,939	298,241
Loans held in consolidated trusts	27,659	29,534
Total loans held for investment	323,598	327,775
Allowance for credit losses	(15,899)	(16,258)
Net loans held for investment	307,699	311,517
Loans held for sale ($285 million and $87 million carried at fair value as of March 31, 2025 and December 31, 2024, respectively)	686	202
Premises and equipment, net	4,579	4,511
Interest receivable	2,599	2,532
Goodwill	15,070	15,059
Other assets	29,644	29,639
Total assets	$493,604	$490,144

Liabilities:
Interest payable	$646	$666
Deposits:
Non-interest-bearing deposits	26,500	26,122
Interest-bearing deposits	340,964	336,585
Total deposits	367,464	362,707
Securitized debt obligations	11,716	14,264
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	573	562
Senior and subordinated notes	29,459	30,696
Other borrowings	25	29
Total other debt	30,057	31,287
Other liabilities	20,179	20,436
Total liabilities	430,062	429,360
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,975,000 shares issued and outstanding as of both March 31, 2025 and December 31, 2024)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 705,823,311 and 702,224,674 shares issued as of March 31, 2025 and December 31, 2024, respectively; 382,959,187 and 381,230,343 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	7	7
Additional paid-in capital, net	36,693	36,428
Retained earnings	65,616	64,505
Accumulated other comprehensive loss	(7,529)	(9,286)
Treasury stock, at cost (par value $0.01 per share; 322,864,124 and 320,994,331 shares as of March 31, 2025 and December 31, 2024, respectively)	(31,245)	(30,870)
Total stockholders’ equity	63,542	60,784
Total liabilities and stockholders’ equity	$493,604	$490,144

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income						1,404	1,757		3,161
Dividends—common stock(1)			12,211	0	2	(236)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(375)	(375)
Issuances of common stock and restricted stock, net of forfeitures			3,572,356	0	93				93
Exercises of stock options			14,070	0	1				1
Compensation expense for restricted stock units					169				169
Balance as of March 31, 2025	4,975,000	0	705,823,311	$7	$36,693	$65,616	$(7,529)	$(31,245)	$63,542

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(2)						(25)			(25)
Comprehensive income (loss)						1,280	(1,266)		14
Dividends—common stock(1)			24,969	0	3	(238)			(235)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(249)	(249)
Issuances of common stock and restricted stock, net of forfeitures			3,470,983	0	80				80
Exercises of stock options			15,000	0	1				1
Compensation expense for restricted stock units					183				183
Balance as of March 31, 2024	4,975,000	$0	699,753,620	$7	$35,808	$61,905	$(9,534)	$(30,385)	$57,801
__________
(1)We declared dividends per share on our common stock of $0.60 in the first quarters of 2025 and 2024.
(2)Impact from the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.

See Notes to Consolidated Financial Statements.
76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Operating activities:
Income from continuing operations, net of tax	$1,404	$1,280
Net income	1,404	1,280
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,369	2,683
Depreciation and amortization, net	812	806
Deferred tax provision	262	116
Loss (gain) on sales of loans	(3)	13
Stock-based compensation expense	177	193
Other	48	31
Loans held for sale:
Originations and purchases	(1,208)	(1,477)
Proceeds from sales and paydowns	724	610
Changes in operating assets and liabilities:
Changes in interest receivable	(67)	(36)
Changes in other assets	(9)	(670)
Changes in interest payable	(20)	113
Changes in other liabilities	178	(652)
Net cash from operating activities	4,667	3,010
Investing activities:
Securities available for sale:
Purchases	(2,839)	(2,732)
Proceeds from paydowns and maturities	3,073	2,397
Loans:
Net changes in loans originated as held for investment	321	1,906
Principal recoveries of loans previously charged off	956	657
Changes in premises and equipment	(348)	(247)
Net cash used in other investing activities	(318)	(306)
Net cash from investing activities	$845	$1,675
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,678	$2,620
Maturities and paydowns of securitized debt obligations	(2,626)	(367)
Issuance of senior and subordinated notes	1,742	1,992
Maturities and paydowns of senior and subordinated notes	(3,447)	(750)
Changes in other borrowings	7	27
Common stock:
Net proceeds from issuances	93	80
Dividends paid	(234)	(235)
Preferred stock:
Dividends paid	(57)	(57)
Purchases of treasury stock	(375)	(249)
Proceeds from share-based payment activities	1	1
Net cash from (used in) financing activities	(218)	3,062
Changes in cash, cash equivalents and restricted cash for securitization investors	5,294	7,747
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,671	43,755
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$48,965	$51,502
Supplemental cash flow information:
Interest paid	3,211	$3,108
Income tax paid	3	47

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

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
As of March 31, 2025, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2024 Annual Report on Form 10-K (“2024 Form 10-K”).

78	Capital One Financial Corporation (COF)

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
On February 18, 2025, Capital One and Discover each held a special meeting of their respective stockholders during which the issuance of Capital One common stock as merger consideration to the holders of Discover common stock was approved by the requisite vote of the Capital One stockholders and the Merger Agreement was adopted by the requisite vote of the Discover stockholders.
On April 18, 2025, Capital One received approval from the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) to complete the Transaction. The Federal Reserve approval was accompanied by announcement of a new enforcement action by the Federal Reserve against Discover Bank which Capital One has committed to comply with and remediate following closing. The OCC approval included a condition requiring CONA to provide a detailed plan to the OCC following closing to address the underlying root causes of outstanding enforcement actions against Discover Bank.
Following receipt of the OCC and Federal Reserve approvals, all required regulatory approvals to complete the Transaction have been received. The closing of the Transaction is expected to occur on May 18, 2025 subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement.
In the first quarter of 2025, we incurred $110 million of integration expenses related to the Transaction, which are included in operating expenses in our Consolidated Statements of Income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $344 million of integration expenses as of March 31, 2025.

79	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include Government National Mortgage Association (“Ginnie Mae”) guaranteed securities, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) issued securities. The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of March 31, 2025 and December 31, 2024, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value aggregated by major security type as of March 31, 2025 and December 31, 2024. Accrued interest receivable of $291 million and $262 million as of March 31, 2025 and December 31, 2024, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	March 31, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,222	$0	$5	$(6)	$6,221
RMBS:
Agency	74,163	0	105	(8,273)	65,995
Non-agency	557	(3)	71	(4)	621
Total RMBS	74,720	(3)	176	(8,277)	66,616
Agency CMBS	8,437	0	24	(487)	7,974
Other securities(1)	3,548	0	4	(1)	3,551
Total investment securities available for sale	$92,927	$(3)	$209	$(8,771)	$84,362

	December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,114	$0	$5	$(9)	$6,110
RMBS:
Agency	74,177	0	57	(9,527)	64,707
Non-agency	567	(4)	64	(6)	621
Total RMBS	74,744	(4)	121	(9,533)	65,328
Agency CMBS	8,389	0	17	(581)	7,825
Other securities(1)	3,748	0	5	(3)	3,750
Total investment securities available for sale	$92,995	$(4)	$148	$(10,126)	$83,013
__________
(1)Includes $1.8 billion and $2.0 billion of asset-backed securities (“ABS”) as of March 31, 2025 and December 31, 2024, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

80	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,711	$(4)	$679	$(2)	$2,390	$(6)
RMBS:
Agency	7,457	(75)	48,541	(8,198)	55,998	(8,273)
Non-agency	4	0	7	0	11	0
Total RMBS	7,461	(75)	48,548	(8,198)	56,009	(8,273)
Agency CMBS	826	(4)	5,462	(483)	6,288	(487)
Other securities	924	(1)	11	0	935	(1)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$10,922	$(84)	$54,700	$(8,683)	$65,622	$(8,767)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,724	$(6)	$931	$(3)	$2,655	$(9)
RMBS:
Agency	11,324	(178)	48,707	(9,349)	60,031	(9,527)
Non-agency	3	0	11	(1)	14	(1)
Total RMBS	11,327	(178)	48,718	(9,350)	60,045	(9,528)
Agency CMBS	700	(7)	5,677	(574)	6,377	(581)
Other securities	1,438	(3)	0	0	1,438	(3)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$15,189	$(194)	$55,326	$(9,927)	$70,515	$(10,121)
__________
(1)    Consists of approximately 2,480 and 2,740 securities in gross unrealized loss positions as of March 31, 2025 and December 31, 2024, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of March 31, 2025, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any hedge accounting relationships.

81	Capital One Financial Corporation (COF)

Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	March 31, 2025
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$3,242	$920	$2,059	$0	$6,221
RMBS(1):
Agency	1	67	1,107	64,820	65,995
Non-agency	0	0	22	599	621
Total RMBS	1	67	1,129	65,419	66,616
Agency CMBS(1)	898	2,554	2,574	1,948	7,974
Other securities	164	3,367	20	0	3,551
Total securities available for sale	$4,305	$6,908	$5,782	$67,367	$84,362
Amortized cost of securities available for sale	$4,312	$7,013	$6,050	$75,552	$92,927
Weighted-average yield for securities available for sale	4.26%	4.10%	3.73%	3.42%	3.53%
__________
(1)As of March 31, 2025, the weighted-average expected maturities of RMBS and Agency CMBS were 7.7 years and 4.6 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for both the three months ended March 31, 2025 and 2024.
Securities Pledged and Received
We pledged investment securities totaling $38.6 billion and $39.4 billion as of March 31, 2025 and December 31, 2024, respectively. These securities are primarily pledged to support our access to Federal Home Loan Bank (“FHLB”) advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $5 million and $18 million as of March 31, 2025 and December 31, 2024, respectively, related to our derivative transactions.

82	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $2.2 billion as of both March 31, 2025 and December 31, 2024 is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2025 and December 31, 2024. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$143,920	$1,802	$1,363	$3,224	$6,389	$150,309
International card businesses	6,559	104	71	146	321	6,880
Total credit card	150,479	1,906	1,434	3,370	6,710	157,189
Consumer Banking:
Auto	73,360	2,744	1,176	376	4,296	77,656
Retail banking	1,219	10	5	6	21	1,240
Total consumer banking	74,579	2,754	1,181	382	4,317	78,896
Commercial Banking:
Commercial and multifamily real estate	31,956	1	0	14	15	31,971
Commercial and industrial	55,237	114	48	143	305	55,542
Total commercial banking	87,193	115	48	157	320	87,513
Total loans(1)	$312,251	$4,775	$2,663	$3,909	$11,347	$323,598
% of Total loans	96.49%	1.48%	0.82%	1.21%	3.51%	100.00%

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$148,565	$1,973	$1,503	$3,577	$7,053	$155,618
International card businesses	6,570	107	72	141	320	6,890
Total credit card	155,135	2,080	1,575	3,718	7,373	162,508
Consumer Banking:
Auto	71,600	3,149	1,529	551	5,229	76,829
Retail banking	1,237	13	3	10	26	1,263
Total consumer banking	72,837	3,162	1,532	561	5,255	78,092

83	Capital One Financial Corporation (COF)

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Commercial Banking:
Commercial and multifamily real estate	31,733	31	9	130	170	31,903
Commercial and industrial	55,030	3	22	217	242	55,272
Total commercial banking	86,763	34	31	347	412	87,175
Total loans(1)	$314,735	$5,276	$3,138	$4,626	$13,040	$327,775
% of Total loans	96.02%	1.61%	0.96%	1.41%	3.98%	100.00%
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $1.3 billion and $1.2 billion as of March 31, 2025 and December 31, 2024, respectively.

84	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of March 31, 2025 and December 31, 2024. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $3 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2025			December 31, 2024
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$3,224	N/A	$0	$3,577	N/A	$0
International card businesses	141	$9	0	134	$10	0
Total credit card	3,365	9	0	3,711	10	0
Consumer Banking:
Auto	0	561	0	0	750	0
Retail banking	0	23	10	0	25	12
Total consumer banking	0	584	10	0	775	12
Commercial Banking:
Commercial and multifamily real estate	0	393	240	0	509	227
Commercial and industrial	0	831	313	96	701	607
Total commercial banking	0	1,224	553	96	1,210	834
Total	$3,365	$1,817	$563	$3,807	$1,995	$846
% of Total loans held for investment	1.04%	0.56%	0.17%	1.16%	0.61%	0.26%

85	Capital One Financial Corporation (COF)

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
The table below presents our credit card portfolio by delinquency status as of March 31, 2025 and December 31, 2024.
Table 4.3: Credit Card Delinquency Status

	March 31, 2025			December 31, 2024
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$143,439	$481	$143,920	$148,112	$453	$148,565
30-59 days	1,773	29	1,802	1,944	29	1,973
60-89 days	1,343	20	1,363	1,483	20	1,503
Greater than 90 days	3,195	29	3,224	3,549	28	3,577
Total domestic credit card	149,750	559	150,309	155,088	530	155,618

International card businesses:
Current	6,519	40	6,559	6,533	37	6,570
30-59 days	99	5	104	102	5	107
60-89 days	68	3	71	69	3	72
Greater than 90 days	141	5	146	135	6	141
Total international card businesses	6,827	53	6,880	6,839	51	6,890
Total credit card	$156,577	$612	$157,189	$161,927	$581	$162,508

86	Capital One Financial Corporation (COF)

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
The table below presents our consumer banking portfolio of loans held for investment by credit quality indicator as of March 31, 2025 and December 31, 2024. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.4: Consumer Banking Portfolio by Vintage Year

	March 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$4,471	$15,568	$7,478	$7,213	$4,785	$1,413	$40,928	$0	$0	$40,928
621-660	1,657	5,201	3,166	2,568	1,697	690	14,979	0	0	14,979
620 or below	2,983	7,607	4,439	3,208	2,181	1,331	21,749	0	0	21,749
Total auto	9,111	28,376	15,083	12,989	8,663	3,434	77,656	0	0	77,656

Retail banking—Delinquency status:
Current	40	130	78	87	46	493	874	342	3	1,219
30-59 days	0	0	0	0	0	1	1	9	0	10
60-89 days	0	0	0	0	0	2	2	3	0	5
Greater than 90 days	0	0	0	0	0	3	3	3	0	6
Total retail banking	40	130	78	87	46	499	880	357	3	1,240
Total consumer banking	$9,151	$28,506	$15,161	$13,076	$8,709	$3,933	$78,536	$357	$3	$78,896

87	Capital One Financial Corporation (COF)

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,057	$8,333	$8,194	$5,621	$1,482	$394	$41,081	$0	$0	$41,081
621-660	5,584	3,492	2,906	1,986	667	235	14,870	0	0	14,870
620 or below	8,102	4,882	3,626	2,546	1,207	515	20,878	0	0	20,878
Total auto	30,743	16,707	14,726	10,153	3,356	1,144	76,829	0	0	76,829

Retail banking—Delinquency status:
Current	143	78	93	49	51	469	883	351	3	1,237
30-59 days	0	0	0	0	0	2	2	11	0	13
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	1	7	8	1	1	10
Total retail banking	143	78	93	49	52	479	894	365	4	1,263
Total consumer banking	$30,886	$16,785	$14,819	$10,202	$3,408	$1,623	$77,723	$365	$4	$78,092
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

88	Capital One Financial Corporation (COF)

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
The following table presents our commercial banking portfolio of loans held for investment by internal risk ratings as of March 31, 2025 and December 31, 2024. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.5: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$761	$1,841	$2,606	$3,764	$2,078	$5,421	$16,471	$12,764	$50	$29,285
Criticized performing	0	70	89	986	72	1,023	2,240	52	1	2,293
Criticized nonperforming	10	19	0	44	82	238	393	0	0	393
Total commercial and multifamily real estate	771	1,930	2,695	4,794	2,232	6,682	19,104	12,816	51	31,971
Commercial and industrial
Noncriticized	1,489	5,462	5,592	9,488	4,629	8,605	35,265	15,999	128	51,392
Criticized performing	2	168	395	625	784	431	2,405	914	0	3,319
Criticized nonperforming	4	63	13	205	132	254	671	160	0	831
Total commercial and industrial	1,495	5,693	6,000	10,318	5,545	9,290	38,341	17,073	128	55,542
Total commercial banking	$2,266	$7,623	$8,695	$15,112	$7,777	$15,972	$57,445	$29,889	$179	$87,513

89	Capital One Financial Corporation (COF)

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,820	$2,574	$3,846	$2,230	$903	$4,887	$16,260	$12,691	$49	$29,000
Criticized performing	71	89	1,072	35	110	922	2,299	93	2	2,394
Criticized nonperforming	23	0	46	103	86	249	507	2	0	509
Total commercial and multifamily real estate	1,914	2,663	4,964	2,368	1,099	6,058	19,066	12,786	51	31,903
Commercial and industrial
Noncriticized	5,694	6,092	9,952	5,009	2,730	6,239	35,716	15,449	266	51,431
Criticized performing	101	190	680	932	92	258	2,253	887	0	3,140
Criticized nonperforming	41	13	186	43	184	91	558	143	0	701
Total commercial and industrial	5,836	6,295	10,818	5,984	3,006	6,588	38,527	16,479	266	55,272
Total commercial banking	$7,750	$8,958	$15,782	$8,352	$4,105	$12,646	$57,593	$29,265	$317	$87,175
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

90	Capital One Financial Corporation (COF)

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
For additional information on financial difficulty modifications (“FDMs”), see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three months ended March 31, 2025 and 2024.
Table 4.6: Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2025
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$171	$57	$228	$—	$—	$—	$3	$16	$19	$247
Term extension	—	—	—	33	3	36	210	201	411	447
Principal balance reduction	—	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	4	—	4	269	—	269	—	—	—	273
Other(1)	—	—	—	1	—	1	32	107	139	140
Total loans modified	$175	$57	$232	$312	$3	$315	$245	$324	$569	$1,116
% of total class of receivables	0.12%	0.83%	0.15%	0.40%	0.21%	0.40%	0.77%	0.58%	0.65%	0.35%

	Three Months Ended March 31, 2024
	Credit Card			Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$216	$54	$270	—	—	—	—	—	—	$270
Term extension	—	—	—	$6	$2	$8	$316	$135	$451	459
Principal balance reduction	—	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	5	—	5	274	—	274	28	—	28	307
Other(1)	—	—	—	1	—	1	91	46	137	138
Total loans modified	$221	$54	$275	$290	$2	$292	$435	$181	$616	$1,183
% of total class of receivables	0.15%	0.80%	0.18%	0.39%	0.14%	0.39%	1.27%	0.33%	0.69%	0.38%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as increases in committed exposure, forbearances and other types of modifications in Commercial Banking.

91	Capital One Financial Corporation (COF)

Table 4.7: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2025
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.38%	25.30%	9.03%	—%	0.85%	0.25%
Payment delay duration (in months)	12	0	6	5	11	21
Principal balance reduction	—	—	—	—	—	—

	Three Months Ended March 31, 2024
	Credit Card		Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.99%	26.12%	8.65%	—%	0.79%	—%
Payment delay duration (in months)	12	0	6	10	6	12
Principal balance reduction	—	—	—	—	—	$15
Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information on how the allowance for modified loans is calculated for each portfolio segment. FDMs are accumulated and the performance of each loan that received an FDM is reported on a rolling twelve month basis.
The following tables present FDMs over a rolling 12 month period by delinquency status as of March 31, 2025 and 2024.
Table 4.8 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	March 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$388	$51	$38	$75	$164	$552
International card businesses	71	11	10	35	56	127
Total credit card	459	62	48	110	220	679
Consumer Banking:
Auto	608	89	48	18	155	763
Retail banking	6	0	0	1	1	7
Total consumer banking	614	89	48	19	156	770
Commercial Banking:
Commercial and multifamily real estate	631	0	0	0	0	631
Commercial and industrial	880	20	48	43	111	991
Total commercial banking	1,511	20	48	43	111	1,622
Total	$2,584	$171	$144	$172	$487	$3,071

92	Capital One Financial Corporation (COF)

	March 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$407	$67	$56	$116	$239	$646
International card businesses	53	10	10	33	53	106
Total credit card	460	77	66	149	292	752
Consumer Banking:
Auto	626	93	54	19	166	792
Retail banking	9	0	1	0	1	10
Total consumer banking	635	93	55	19	167	802
Commercial Banking:
Commercial and multifamily real estate	556	0	0	22	22	578
Commercial and industrial	842	0	27	31	58	900
Total commercial banking	1,398	0	27	53	80	1,478
Total	$2,493	$170	$148	$221	$539	$3,032
__________
(1)Commitments to lend additional funds on FDMs totaled $225 million and $190 million as of March 31, 2025 and 2024, respectively.
Subsequent Defaults of Financial Difficulty Modifications to Borrowers
FDMs may subsequently enter default. A default occurs if a FDM is either 90 days or more delinquent, has been charged off, or has been reclassified from accrual to nonaccrual status. Loans that entered a modification program while in default are not considered to have subsequently defaulted for purposes of this disclosure. The allowance for any FDMs that have subsequently defaulted is measured using the same methodology as the allowance for loans held for investment. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information.

93	Capital One Financial Corporation (COF)

The following table presents FDMs that entered subsequent default for the three months ended March 31, 2025 and 2024.
Table 4.9 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$37	$0	$1	$0	$38
International card businesses	21	0	0	0	21
Total credit card	58	0	1	0	59
Consumer Banking:
Auto	0	1	85	0	86
Total consumer banking	0	1	85	0	86
Commercial Banking:
Commercial and multifamily real estate	0	0	0	4	4
Commercial and industrial	0	0	0	0	0
Total commercial banking	0	0	0	4	4
Total	$58	$1	$86	$4	$149

	Three Months Ended March 31, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$74	$0	$1	$75
International card businesses	17	0	0	17
Total credit card	91	0	1	92
Consumer Banking:
Auto	0	3	103	106
Total consumer banking	0	3	103	106
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0
Commercial and industrial	0	67	0	67
Total commercial banking	0	67	0	67
Total	$91	$70	$104	$265

94	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $6.9 billion and $6.7 billion to secure a portion of our FHLB borrowing capacity of $34.9 billion and $35.1 billion as of March 31, 2025 and December 31, 2024, respectively. We also pledged loan collateral of $75.9 billion and $80.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $44.4 billion and $46.7 billion as of March 31, 2025 and December 31, 2024, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2025 and 2024, we converted $141 million and $116 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for further discussion of the methodology and policies for determining our allowance for credit losses for each of our loan portfolio segments, as well as information on our reserve for unfunded lending commitments.

96	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three months ended March 31, 2025 and 2024. Our allowance for credit losses decreased by $359 million to $15.9 billion as of March 31, 2025 from December 31, 2024.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs	(2,978)	(676)	(38)	(3,692)
Recoveries(1)	579	363	14	956
Net charge-offs	(2,399)	(313)	(24)	(2,736)
Provision for credit losses	1,926	301	141	2,368
Allowance build (release) for credit losses	(473)	(12)	117	(368)
Other changes(2)	9	0	0	9
Balance as of March 31, 2025	12,510	1,872	1,517	15,899
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	0	0	143	143
Provision (benefit) for losses on unfunded lending commitments	0	0	1	1
Balance as of March 31, 2025	0	0	144	144
Combined allowance and reserve as of March 31, 2025	$12,510	$1,872	$1,661	$16,043

	Three Months Ended March 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(2,574)	(660)	(39)	(3,273)
Recoveries(1)	367	280	10	657
Net charge-offs	(2,207)	(380)	(29)	(2,616)
Provision for credit losses	2,259	426	22	2,707
Allowance build (release) for credit losses	52	46	(7)	91
Other changes(2)	(7)	0	0	(7)
Balance as of March 31, 2024	11,754	2,088	1,538	15,380
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(24)	(24)
Balance as of March 31, 2024	0	0	134	134
Combined allowance and reserve as of March 31, 2024	$11,754	$2,088	$1,672	$15,514
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments.

97	Capital One Financial Corporation (COF)

We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses in accordance with our accounting policies. For more information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses.
The table below presents gross charge-offs for loans held for investment by vintage year during the three months ended March 31, 2025.
Table 5.2: Gross Charge-Offs by Vintage Year

	Three Months Ended March 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$2,820	$32	$2,852
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	122	4	126
Total credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	2,942	36	2,978
Consumer Banking
Auto	$5	$155	$170	$164	$106	$56	$656	0	0	656
Retail banking	0	0	0	0	0	0	0	20	0	20
Total consumer banking	5	155	170	164	106	56	656	20	0	676
Commercial Banking
Commercial and multifamily real estate	0	0	0	1	0	17	18	0	0	18
Commercial and industrial	0	0	0	6	3	11	20	0	0	20
Total commercial banking	0	0	0	7	3	28	38	0	0	38
Total	$5	$155	$170	$171	$109	$84	$694	$2,962	$36	$3,692

98	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions in net charge-offs and the provision for credit losses. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2025 and 2024.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Estimated reimbursements from partners, beginning of period	$1,010	$2,014
Amounts due from partners for charged off loans	(171)	(324)
Change in estimated partner reimbursements that decreased provision for credit losses	251	385
Estimated reimbursements from partners, end of period	$1,090	$2,075

99	Capital One Financial Corporation (COF)

NOTE 6—VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
In the normal course of business, we enter into various types of transactions with entities that are considered to be variable interest entity (“VIEs”)s. Our primary involvement with VIEs is related to our securitization transactions in which we transfer assets to securitization trusts. We primarily securitize credit card and auto loans, which provide a source of funding for us and enable us to transfer a certain portion of the economic risk of the loans or related debt securities to third parties.
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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2025 and December 31, 2024. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,460	$9,245	$0	$0	$0
Auto loan securitizations	3,547	2,829	0	0	0
Total securitization-related VIEs	27,007	12,074	0	0	0
Other VIEs:(3)
Affordable housing entities	350	75	5,506	1,755	5,506
Entities that provide capital to low-income and rural communities	2,765	9	0	0	0
Other(4)	0	0	975	138	975
Total other VIEs	3,115	84	6,481	1,893	6,481
Total VIEs	$30,122	$12,158	$6,481	$1,893	$6,481

100	Capital One Financial Corporation (COF)

	December 31, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,753	$11,500	$0	$0	$0
Auto loan securitizations	4,100	3,204	0	0	0
Total securitization-related VIEs	28,853	14,704	0	0	0
Other VIEs:(3)
Affordable housing entities	354	75	5,544	1,877	5,544
Entities that provide capital to low-income and rural communities	2,605	9	0	0	0
Other(4)	0	0	874	110	874
Total other VIEs	2,959	84	6,418	1,987	6,418
Total VIEs	$31,812	$14,788	$6,418	$1,987	$6,418
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.6 billion of assets and $958 million of liabilities as of March 31, 2025, and $2.7 billion of assets and $1.0 billion of liabilities as of December 31, 2024.
(4)Primarily consists of variable interests in companies that promote renewable energy sources and other equity method investments.
Securitization-Related VIEs
In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. We engage in securitization activities as an issuer and an investor. Our primary securitization issuance activity includes credit card and auto securitizations, conducted through securitization trusts which we consolidate. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We also engage in securitization-related activity in our multifamily agency business, where we do not consolidate the securitization trusts employed in these transactions.
Credit Card and Auto Securitizations
We securitize a portion of our credit card receivables and auto loans which provides a source of funding for us. These securitizations involve the transfer of assets, credit card receivables and auto loans, into securitization trusts. These trusts then issue debt securities collateralized by the transferred assets to third-party investors. We hold certain retained interests and continue to service the assets in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.

101	Capital One Financial Corporation (COF)

Multifamily Agency Securitization Activity
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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2025 and 2024, we recognized amortization of $159 million and $178 million, respectively, and tax credits of $153 million and $184 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.2 billion and $5.3 billion as of March 31, 2025 and December 31, 2024, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $1.9 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively, and is largely expected to be paid from 2025 to 2028.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $5.5 billion as of both March 31, 2025 and December 31, 2024. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.1 billion as of both March 31, 2025 and December 31, 2024.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.8 billion and $2.6 billion as of March 31, 2025 and December 31, 2024, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

102	Capital One Financial Corporation (COF)

Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $975 million and $874 million as of March 31, 2025 and December 31, 2024, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $670 million as of March 31, 2025. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $138 million as of March 31, 2025, and is expected to be paid from 2025 to 2035.
In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business

103	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of March 31, 2025 and December 31, 2024. Goodwill is presented separately, while other intangible assets and MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	March 31, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,070	N/A	$15,070
Other intangible assets:
Purchased credit card relationship intangibles	369	$(179)	190
Other(1)	128	(102)	26
Total other intangible assets	497	(281)	216
Total goodwill and other intangible assets	$15,567	$(281)	$15,286
Commercial MSRs(2)	$651	$(319)	$332

	December 31, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,059	N/A	$15,059
Other intangible assets:
Purchased credit card relationship intangibles	369	$(164)	205
Other(1)	134	(106)	28
Total other intangible assets	503	(270)	233
Total goodwill and other intangible assets	$15,562	$(270)	$15,292
Commercial MSRs(2)	$653	$(309)	$344
__________
(1)Primarily consists of intangibles for sponsorship, customer and merchant relationships, domain names and licenses.
(2)Commercial MSRs are accounted for under the amortization method.
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of March 31, 2025 and December 31, 2024.
Table 7.2: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2024	$5,360	$4,645	$5,054	$15,059
Other adjustments(1)	11	0	0	11
Balance as of March 31, 2025	$5,371	$4,645	$5,054	$15,070
__________
(1)Primarily represents foreign currency translation adjustments.

104	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2025 and December 31, 2024. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2025	December 31, 2024
Deposits:
Non-interest-bearing deposits	$26,500	$26,122
Interest-bearing deposits(1)	340,964	336,585
Total deposits	$367,464	$362,707
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$573	$562
Total short-term borrowings	$573	$562

	March 31, 2025				December 31, 2024
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2025 - 2030	0.77% - 5.91%	3.59%	$11,716	$14,264
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2026 - 2035	1.65 - 7.62	5.09	23,865	26,930
Fixed unsecured subordinated debt	2025 - 2036	2.36 - 6.18	4.37	5,594	3,766
Total senior and subordinated notes				29,459	30,696
Other long-term borrowings	2025 - 2029	1.46 - 9.91	5.93	25	29
Total long-term debt				$41,200	$44,989
Total short-term borrowings and long-term debt				$41,773	$45,551
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of March 31, 2025, the total time deposit amount with some portion in excess of the insured amount was $12.6 billion and the portion of total time deposits estimated to be uninsured was $8.8 billion. As of December 31, 2024, the total time deposit amount with some portion in excess of the insured amount was $15.2 billion and the portion of total time deposits estimated to be uninsured was $10.1 billion.
(2)Includes $494 million and $473 million of Euro (“EUR”) denominated unsecured notes as of March 31, 2025 and December 31, 2024, respectively.

105	Capital One Financial Corporation (COF)

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

106	Capital One Financial Corporation (COF)

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

107	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2025 and December 31, 2024, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$58,417	$36	$6	$61,250	$3	$13
Cash flow hedges	104,500	211	3	102,550	123	24
Total interest rate contracts	162,917	247	9	163,800	126	37
Foreign exchange contracts:
Fair value hedges	541	0	75	518	0	101
Cash flow hedges	2,428	5	56	2,549	74	0
Net investment hedges	4,976	60	46	4,858	190	0
Total foreign exchange contracts	7,945	65	177	7,925	264	101
Total derivatives designated as accounting hedges	170,862	312	186	171,725	390	138
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	111,229	720	800	108,754	865	1,014
Commodity contracts	37,160	1,124	1,169	34,185	858	814
Foreign exchange and other contracts	6,684	45	49	6,951	80	52
Total customer accommodation	155,073	1,889	2,018	149,890	1,803	1,880
Other interest rate exposures(2)	1,419	17	14	909	14	9
Other contracts	3,464	37	12	3,254	25	5
Total derivatives not designated as accounting hedges	159,956	1,943	2,044	154,053	1,842	1,894
Total derivatives	$330,818	$2,255	$2,230	$325,778	$2,232	$2,032
Less: netting adjustment(3)		(691)	(427)		(1,056)	(304)
Total derivative assets/liabilities		$1,564	$1,803		$1,176	$1,728
__________
(1)Does not reflect $3 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2025 and December 31, 2024, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

108	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2025 and December 31, 2024.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2025			December 31, 2024
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$8,793	$42	$60	$8,312	$(38)	$78
Interest-bearing deposits	(10,317)	85	0	(10,331)	160	0
Securitized debt obligations	(8,838)	202	0	(11,011)	276	0
Senior and subordinated notes	(29,459)	628	(194)	(30,696)	1,069	(225)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.5 billion and $3.4 billion as of March 31, 2025 and December 31, 2024, respectively. The amount of the designated hedged items was $2.2 billion and $2.1 billion as of March 31, 2025 and December 31, 2024, respectively. The cumulative basis adjustments associated with these hedges was $15 million and $16 million as of March 31, 2025 and December 31, 2024, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2025 and December 31, 2024. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

109	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of March 31, 2025
Derivative assets(1)	$2,255	$(314)	$(377)	$1,564	$(5)	$1,559
As of December 31, 2024
Derivative assets(1)	2,232	(202)	(854)	1,176	(22)	1,154

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of March 31, 2025
Derivative liabilities(1)	$2,230	$(314)	$(113)	$1,803	$(13)	$1,790
Repurchase agreements(2)	573	0	0	573	(573)	0
As of December 31, 2024
Derivative liabilities(1)	2,032	(202)	(102)	1,728	(53)	1,675
Repurchase agreements(2)	562	0	0	562	(562)	0
__________
(1)We received cash collateral from derivative counterparties totaling $519 million and $1.1 billion as of March 31, 2025 and December 31, 2024, respectively. We also received securities from derivative counterparties with a fair value of approximately $5 million and $18 million as of March 31, 2025 and December 31, 2024, respectively, which we have the ability to re-pledge. We posted $1.9 billion and $1.6 billion of cash collateral as of March 31, 2025 and December 31, 2024, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $584 million and $573 million as of March 31, 2025 and December 31, 2024, respectively, primarily consisting of agency RMBS securities.

110	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2025 and 2024.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$770	$10,157	$491	$(2,715)	$(176)	$(505)	$255
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$32	$0	$0	$(35)	$(49)	$(148)	$0
Gains (losses) recognized on derivatives	(98)	0	0	75	73	475	23
Gains (losses) recognized on hedged items(1)	80	0	0	(75)	(74)	(447)	(23)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$14	$0	$0	$(35)	$(50)	$(120)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$1	$(241)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$1	$(241)	$2	$0	$0	$0	$(1)

111	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$687	$9,920	$570	$(2,812)	$(261)	$(606)	$307
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$45	$0	$0	$(107)	$(118)	$(267)	$0
Gains (losses) recognized on derivatives	21	0	0	(71)	(19)	(316)	(31)
Gains (losses) recognized on hedged items(1)	(39)	0	0	71	19	356	31
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$27	$0	$0	$(107)	$(118)	$(228)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(309)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(309)	$2	$0	$0	$0	$0
__________
(1)Includes amortization benefit of $10 million and $23 million for the three months ended March 31, 2025 and 2024, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $126 million and gain of $73 million for the three months ended March 31, 2025 and 2024, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $571 million recorded in AOCI as of March 31, 2025 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.0 years as of March 31, 2025. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three

112	Capital One Financial Corporation (COF)

months ended March 31, 2025 and 2024. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$6	$7
Commodity contracts	7	4
Foreign exchange and other contracts	4	6
Total customer accommodation	17	17
Other interest rate exposures	40	68
Other contracts	(1)	(11)
Total	$56	$74

113	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
The following table summarizes our preferred stock outstanding as of March 31, 2025 and December 31, 2024. We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits to our 2024 Form 10-K.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2025	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2025	December 31, 2024
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Total								$4,845	$4,845
__________
(1)Except for Series M, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of fixed-rate non-cumulative perpetual preferred stock.

114	Capital One Financial Corporation (COF)

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.
The following table presents the changes in AOCI by component for the three months ended March 31, 2025 and 2024.
Table 10.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	1,071	394	16	0	1,481
Amounts reclassified from AOCI into earnings	0	276	0	0	276
Other comprehensive income (loss), net of tax	1,071	670	16	0	1,757
AOCI as of March 31, 2025	$(6,473)	$(1,050)	$19	$(25)	$(7,529)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
Other comprehensive income (loss) before reclassifications	(844)	(587)	(13)	1	(1,443)
Amounts reclassified from AOCI into earnings	0	177	0	0	177
Other comprehensive income (loss), net of tax	(844)	(410)	(13)	1	(1,266)
AOCI as of March 31, 2024	$(7,613)	$(1,903)	$13	$(31)	$(9,534)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive losses of $69 million and gains of $49 million for the three months ended March 31, 2025 and 2024, respectively, from hedging instruments designated as net investment hedges.

115	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2025 and 2024.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2025	2024
Securities available for sale:
	Non-interest income (expense)	$0	$0
	Income tax provision (benefit)	0	0
	Net income (loss)	0	0
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(240)	(309)
Foreign exchange contracts:	Interest income	2	2
	Interest income (expense)	0	(1)
	Non-interest income (expense)	(127)	74
	Income (loss) from continuing operations before income taxes	(365)	(234)
	Income tax provision (benefit)	(89)	(57)
	Net income (loss)	(276)	(177)
Other:
	Non-interest income and non-interest expense	0	0
	Income tax provision (benefit)	0	0
	Net income (loss)	0	0
Total reclassifications		$(276)	$(177)
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2025 and 2024.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$1,416	$345	$1,071	$(1,115)	$(271)	$(844)
Net unrealized gains (losses) on hedging relationships	886	216	670	(542)	(132)	(410)
Foreign currency translation adjustments(1)	(5)	(21)	16	3	16	(13)
Other	0	0	0	1	0	1
Other comprehensive income (loss)	$2,297	$540	$1,757	$(1,653)	$(387)	$(1,266)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

116	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2025	2024
Net income	$1,404	$1,280
Dividends and undistributed earnings allocated to participating securities	(22)	(23)
Preferred stock dividends	(57)	(57)
Net income available to common stockholders	$1,325	$1,200

Total weighted-average basic common shares outstanding	383.1	382.2
Effect of dilutive securities:(1)
Stock options	0.2	0.2
Other contingently issuable shares	0.7	1.0
Total effect of dilutive securities	0.9	1.2
Total weighted-average diluted common shares outstanding	384.0	383.4
Basic earnings per common share:
Net income per basic common share	$3.46	$3.14
Diluted earnings per common share:(1)
Net income per diluted common share	$3.45	$3.13
__________
(1)There were no options or awards excluded from the computation for the three months ended March 31, 2025. Excluded from the computation of diluted earnings per share were awards of 128 thousand shares for the three months ended March 31, 2024, because their inclusion would be anti-dilutive. There were no options excluded from the computation for the three months ended March 31, 2024.

,,

117	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Part II—Item 8.Financial Statements and Supplementary Data—Note 17—Fair Value Measurement” in our 2024 Form 10-K.

118	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,221	$0	$0	$0	$6,221
RMBS	0	66,473	143	0	66,616
CMBS	0	7,972	2	0	7,974
Other securities	127	3,424	0	0	3,551
Total securities available for sale	6,348	77,869	145	0	84,362
Loans held for sale	0	285	0	0	285
Other assets:
Derivative assets(2)	527	1,158	570	(691)	1,564
Other(3)	701	0	32	0	733
Total assets	$7,576	$79,312	$747	$(691)	$86,944
Liabilities:
Other liabilities:
Derivative liabilities(2)	$720	$1,029	$481	$(427)	$1,803
Total liabilities	$720	$1,029	$481	$(427)	$1,803

	December 31, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,110	$0	$0	$0	$6,110
RMBS	0	65,212	116	0	65,328
CMBS	0	7,823	2	0	7,825
Other securities	123	3,627	0	0	3,750
Total securities available for sale	6,233	76,662	118	0	83,013
Loans held for sale	0	87	0	0	87
Other assets:
Derivative assets(2)	510	1,039	683	(1,056)	1,176
Other(3)	689	0	34	0	723
Total assets	$7,432	$77,788	$835	$(1,056)	$84,999
Liabilities:
Other liabilities:
Derivative liabilities(2)	$384	$1,034	$614	$(304)	$1,728
Total liabilities	$384	$1,034	$614	$(304)	$1,728
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $3 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of March 31, 2025 and December 31, 2024, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

119	Capital One Financial Corporation (COF)

(3)As of March 31, 2025 and December 31, 2024, other includes retained interests in securitizations of $32 million and $34 million, deferred compensation plan assets of $701 million and $688 million, respectively, and equity securities of $1 million as of December 31, 2024.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2025
Securities available for sale:(2)
RMBS	$116	$2	$3	$0	$0	$0	$(3)	$25	$0	$143	$2
CMBS	2	0	0	0	0	0	0	0	0	2	0
Total securities available for sale	118	2	3	0	0	0	(3)	25	0	145	2
Other assets:
Retained interests in securitizations	34	(2)	0	0	0	0	0	0	0	32	(2)
Net derivative assets (liabilities)(3)	69	13	0	0	0	14	(7)	0	0	89	11

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2024
Securities available for sale:(2)
RMBS	$146	$2	$0	$0	$0	$0	$(3)	$182	$(18)	$309	$2
CMBS	132	0	(2)	0	0	0	(1)	0	0	129	0
Total securities available for sale	278	2	(2)	0	0	0	(4)	182	(18)	438	2
Other assets:
Retained interests in securitizations	35	0	0	0	0	0	0	0	0	35	0
Net derivative assets (liabilities)(3)(4)	58	6	0	0	0	(5)	(5)	0	0	54	(1)
__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)Net unrealized gains included in other comprehensive income related to Level 3 securities available for sale still held were $4 million as of March 31, 2025 and net unrealized losses included in other comprehensive income related to Level 3 securities available for sale still held were $8 million as of March 31, 2024.

120	Capital One Financial Corporation (COF)

(3)Includes derivative assets and liabilities of $570 million and $481 million, respectively, as of March 31, 2025 and $974 million and $920 million, respectively, as of March 31, 2024.
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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$143	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-12% 0-6% 25-80%	6% 7% 1% 60%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	32	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	27-80 7% 5-14% 1-3% 42-154%	N/A
Net derivative assets (liabilities)	89	Discounted cash flows	Swap rates	4%	4%

121	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$116	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	6-10% 0-12% 0-6% 25-80%	6% 7% 1% 61%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-81 7-9% 5-15% 1% 44-155%	N/A
Net derivative assets (liabilities)	69	Discounted cash flows	Swap rates	4%	4%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2025 and December 31, 2024, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	March 31, 2025
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$296	$296
Loans held for sale	14	14	28
Other assets(1)	0	72	72
Total	$14	$382	$396

	December 31, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$827	$827
Loans held for sale	4	0	4
Other assets(1)	0	133	133
Total	$4	$960	$964
__________
(1)As of March 31, 2025, other assets included investments accounted for under measurement alternative of $1 million, repossessed assets of $59 million and long-lived assets held for sale and right-of-use assets totaling $12 million. As of December 31, 2024, other assets included investments accounted for under measurement alternative of $71 million and repossessed assets of $62 million.

122	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 8% to 63%, with a weighted average of 27%, and from 0% to 61%, with a weighted average of 18%, as of March 31, 2025 and December 31, 2024, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2025 and 2024.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Loans held for investment	$(123)	$(127)
Loans held for sale	6	(10)
Other assets(1)	(67)	(63)
Total	$(184)	$(200)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Table 12.6: Fair Value of Financial Instruments

	March 31, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,573	$48,573	$4,108	$44,465	$0
Restricted cash for securitization investors	392	392	392	0	0
Net loans held for investment	307,699	313,467	0	0	313,467
Loans held for sale	401	401	0	387	14
Interest receivable	2,599	2,599	0	2,599	0
Other investments(1)	1,330	1,330	0	1,330	0
Financial liabilities:
Deposits with defined maturities	68,851	68,955	0	68,955	0
Securitized debt obligations	11,716	11,764	0	11,764	0
Senior and subordinated notes	29,459	30,124	0	30,124	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	573	573	0	573	0
Interest payable	646	646	0	646	0

123	Capital One Financial Corporation (COF)

	December 31, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,230	$43,230	$3,028	$40,202	$0
Restricted cash for securitization investors	441	441	441	0	0
Net loans held for investment	311,517	316,467	0	0	316,467
Loans held for sale	115	115	0	115	0
Interest receivable	2,532	2,532	0	2,532	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	78,944	79,091	0	79,091	0
Securitized debt obligations	14,264	14,335	0	14,335	0
Senior and subordinated notes	30,696	31,636	0	31,636	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	562	0	562	0
Interest payable	666	666	0	666	0
__________
(1)Other investments include FHLB and Federal Reserve stock. These investments are included in other assets on our consolidated balance sheets.

124	Capital One Financial Corporation (COF)

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
Basis of Presentation
We report the results of each of our business segments on a continuing operations basis. The results of our individual businesses reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. The Chief Operating Decision Maker (“CODM”) for each of our segments is the Chief Executive Officer (“CEO”). The CODM uses the segments’ income (loss) from continuing operations after tax to assess segment performance and decide how to allocate resources.
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $1.2 billion and $1.0 billion for the three months ended March 31, 2025 and 2024, respectively. Credit Card marketing expense was $1.0 billion and $884 million for the three months ended March 31, 2025 and 2024, respectively. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business segment. The allocation is unique to each business segment and acquired business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2024 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three months ended March 31, 2025 and 2024, selected balance sheet data as of March 31, 2025 and 2024, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

125	Capital One Financial Corporation (COF)

Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,654	$1,943	$572	$(156)	$8,013
Non-interest income (loss)	1,511	183	312	(19)	1,987
Total net revenue (loss)(2)	7,165	2,126	884	(175)	10,000
Provision (benefit) for credit losses	1,926	301	142	0	2,369
Non-interest expense	3,638	1,581	486	197	5,902
Income (loss) from continuing operations before income taxes	1,601	244	256	(372)	1,729
Income tax provision (benefit)	382	58	61	(176)	325
Income (loss) from continuing operations, net of tax	$1,219	$186	$195	$(196)	$1,404
Loans held for investment	$157,189	$78,896	$87,513	$0	$323,598
Deposits	0	324,920	29,984	12,560	367,464

	Three Months Ended March 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,272	$2,011	$599	$(394)	$7,488
Non-interest income (loss)	1,476	159	281	(2)	1,914
Total net revenue (loss)(2)	6,748	2,170	880	(396)	9,402
Provision (benefit) for credit losses	2,259	426	(2)	0	2,683
Non-interest expense	3,229	1,246	515	147	5,137
Income (loss) from continuing operations before income taxes	1,260	498	367	(543)	1,582
Income tax provision (benefit)	299	117	87	(201)	302
Income (loss) from continuing operations, net of tax	$961	$381	$280	$(342)	$1,280
Loans held for investment	$150,594	$75,099	$89,461	$0	$315,154
Deposits	0	300,806	31,082	19,081	350,969
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $705 million and $630 million in the first quarters of 2025 and 2024, respectively, for credit card finance charges and fees charged off as uncollectible.

126	Capital One Financial Corporation (COF)

Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of interchange fees, service charges and other customer-related fees, and other contract revenue. Interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as automated teller machine (“ATM”) usage. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our merchant relationships. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2025 and 2024.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended March 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,085	$115	$23	$0	$1,223
Service charges and other customer-related fees	0	20	85	0	105
Other	111	49	1	0	161
Total contract revenue	1,196	184	109	0	1,489
Revenue (reduction) from other sources	315	(1)	203	(19)	498
Total non-interest income (loss)	$1,511	$183	$312	$(19)	$1,987

	Three Months Ended March 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,020	$98	$27	$0	$1,145
Service charges and other customer-related fees	0	4	74	0	78
Other	121	44	2	0	167
Total contract revenue	1,141	146	103	0	1,390
Revenue (reduction) from other sources	335	13	178	(2)	524
Total non-interest income (loss)	$1,476	$159	$281	$(2)	$1,914
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2025 and December 31, 2024. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Credit card lines	$424,727	$411,603	N/A	N/A
Other loan commitments(1)	45,652	45,145	$78	$73
Standby letters of credit and commercial letters of credit(2)	1,330	1,306	33	30
Total unfunded lending commitments	$471,709	$458,054	$111	$103
__________
(1)Includes $6.0 billion of advised lines of credit as of both March 31, 2025 and December 31, 2024.
(2)These financial guarantees have expiration dates that range from 2025 to 2027 as of March 31, 2025.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $139 million and $143 million as of March 31, 2025 and December 31, 2024, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

128	Capital One Financial Corporation (COF)

Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal and regulatory related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. None of the amounts we currently have recorded individually or in the aggregate are considered to be material to our financial condition. Litigation claims and proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance. Below we provide a description of potentially material legal and regulatory proceedings and claims.
For some of the matters disclosed below, we are able to estimate reasonably possible losses above existing reserves, and for other disclosed matters, such an estimate is not possible at this time. For those matters below where an estimate is possible, management currently estimates the reasonably possible future losses beyond our reserves as of March 31, 2025 are approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Consumer class actions. We are currently named as a defendant in 4 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec. The preliminary certification decision in British Columbia was appealed, with both parties contesting portions of the ruling. On July 4, 2024, the British Columbia Court of Appeal denied both parties’ appeals. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This

129	Capital One Financial Corporation (COF)

decision was also appealed and, on February 25, 2025, the Quebec Court of Appeal affirmed the trial court’s ruling. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but currently remain at a preliminary stage.
Savings Account Litigation and Related CFPB Litigation
On July 10, 2023, we were sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to our introduction of a new savings account product with a higher interest rate than existing savings account products (“Savings Account Litigation”). Since the original suit, we have also been sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, we filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024, and the court set a trial date in July 2025. In November 2024, the court denied our motion to dismiss. In April 2025, the parties reached a preliminary agreement to settle the case that is subject to court approval.
In August 2024, we received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) relating to the savings account products at issue in the litigation. In October 2024, the CFPB issued a Notice and Opportunity to Respond and Advise (“NORA”) letter indicating that the CFPB was considering an enforcement action against us on similar grounds as the claims in the Savings Account Litigation. On January 14, 2025, the CFPB filed a lawsuit against Capital One in the Eastern District of Virginia. On February 27, 2025, the CFPB voluntarily dismissed its lawsuit against Capital One with prejudice.
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
Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that it would be collecting the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly collection periods. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023. As a result of updates from the FDIC related to our portion of the FDIC’s estimate of relevant DIF losses, we have recognized $328 million of operating expenses related to the special assessment as of March 31, 2025.
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

130	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A— Market Risk Profile.

131	Capital One Financial Corporation (COF)

Item 4. Controls and Procedures
Overview
We are required under applicable laws and regulations to maintain controls and procedures, which include disclosure controls and procedures as well as internal control over financial reporting, as further described below.
(a) Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our financial reports is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in internal control over financial reporting that occurred in the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

132	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the first quarter of 2025. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
January	22,383	$178.78	19,167	$4,030
February	1,740,588	203.01	717,957	3,884
March	106,822	163.88	—	3,884
Total	1,869,793	200.48	737,124
(1) In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 3,216, 1,022,631 and 106,822 shares withheld in January, February and March to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:
Robert M. Alexander, our Chief Information Officer, entered into a pre-arranged stock trading plan on February 14, 2025. Mr. Alexander’s plan provides for the associated sale of up to 10,114 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and January 23, 2026.
Matthew W. Cooper, our General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan on January 23, 2025. Mr. Cooper’s plan provides for the associated sale of up to 10,000 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and January 9, 2026.
Ann Fritz Hackett, our lead independent director, entered into a pre-arranged stock trading plan on January 23, 2025. Ms. Hackett’s plan provides for the associated sale of up to 1,658 shares of Capital One common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and December 30, 2025.

133	Capital One Financial Corporation (COF)

Ravi Raghu, our President, Capital One Software, International, and Small Business Products, entered into a pre-arranged stock trading plan on February 13, 2025. Mr. Raghu’s plan provides for the associated sale of up to 13,449.756 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and May 15, 2026.
Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Capital One’s policies regarding transactions in its securities.

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
10.1+
Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025 (incorporated by reference to Exhibit 10.2.20 of the 2024 Form 10-K).

10.2+
Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025 (incorporated by reference to Exhibit 10.2.21 of the 2024 Form 10-K).

10.3+
Form of Restricted Stock Unit Award Agreement, dated February 4, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.22 of the 2024 Form 10-K).

10.4+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025 (incorporated by reference to Exhibit 10.2.23 of the 2024 Form 10-K).

10.5+
Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025 (incorporated by reference to Exhibit 10.2.24 of the 2024 Form 10-K).

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

135	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: May 7, 2025	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

136	Capital One Financial Corporation (COF)