Form 10-Q
period 2025-06-30
CAPITAL ONE FINANCIAL CORP
filed 2025-07-31
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of June 30, 2025, there were 639,517,306 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2025 included in this Report.

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
Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
We are one of the largest issuers of credit cards in the United States of America (“U.S.”) based on the outstanding balance of credit card loans as of June 30, 2025. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of June 30, 2025, we service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network, Diners Club International, and Network Partners (collectively, the “Global Payment Network”). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club International (“Diners Club”) is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and/or provide card acceptance services. We also have agreements with a number of financial institutions, financial technology firms, networks, network-to-network partners and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Global Payment Network. In our newly acquired network business, we compete with other networks for transaction volume and to attract Network Partners to issue credit, debit and prepaid cards on the Global Payment Network.
We also offer credit card products and certain other services outside of the U.S. through Capital One (Europe) plc (“COEP”), an indirect subsidiary of CONA organized and located in the United Kingdom (“U.K.”), and through a branch of CONA in Canada. Both COEP and our Canadian branch of CONA have the authority to provide credit card loans. In addition, we offer Global Payment Network services globally.
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with our deposits, long-term debt and other borrowings. We also earn non-interest income which primarily

4	Capital One Financial Corporation (COF)

consists of discount and interchange income, net of reward expenses, service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and integration expenses related to the acquisition of Discover.
•Credit Card: Consists of our domestic consumer card lending, personal loans, domestic small business card lending and international card businesses in the U.K. and Canada.
•Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, national auto lending and services offered by the Global Payment Network.
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
Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (i) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (ii) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (iii) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and Second Step Merger, the “Transaction”). The Transaction will enable the Company to leverage its newly acquired networks, customer base, technology, and data ecosystem to drive value for merchants, consumers, and small businesses.
Upon closing, each share of common stock of Discover outstanding immediately prior to the effective time of the Merger, other than certain shares held by Discover or Capital One, was converted into the right to receive 1.0192 shares of common stock of Capital One. Holders of Discover common stock received cash in lieu of fractional shares. At the effective time of the Second Step Merger, each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, of Discover, and each share of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, of Discover, in each case outstanding immediately prior to the effective time of the Second Step Merger, was converted into the right to receive a share of newly created Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O or 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series P of Capital One.

5	Capital One Financial Corporation (COF)

As of the Closing Date, the fair value of purchase consideration transferred was $51.8 billion. The fair value of total identifiable assets acquired was $168.6 billion, which included $108.2 billion of loans held for investment. The fair value of deposits assumed was $106.7 billion. Our results of operations for the second quarter of 2025 reflect the activity of Discover’s acquired business operations for the period since the Closing Date. Our balance sheet as of June 30, 2025 includes Discover’s balances and provisional purchase accounting adjustments.
In the second quarter of 2025, the Board of Directors approved a plan to exit the Discover Home Loan business acquired as a part of the Transaction. We are actively marketing the business and are in the process of identifying potential buyers. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information.

6	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2025 and 2024 and selected comparative balance sheet data as of June 30, 2025 and December 31, 2024. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2025	2024	Change	2025	2024	Change
Income statement
Net interest income	$9,995	$7,546	32%	$18,008	$15,034	20%
Non-interest income	2,497	1,960	27	4,484	3,874	16
Total net revenue	12,492	9,506	31	22,492	18,908	19
Provision for credit losses	11,430	3,909	192	13,799	6,592	109
Non-interest expense:
Marketing	1,345	1,064	26	2,547	2,074	23
Operating expense	5,646	3,882	45	10,346	8,009	29
Total non-interest expense	6,991	4,946	41	12,893	10,083	28
Income (loss) from continuing operations before income taxes	(5,929)	651	**	(4,200)	2,233	**
Income tax provision (benefit)	(1,666)	54	**	(1,341)	356	**
Income (loss) from continuing operations, net of tax	(4,263)	597	**	(2,859)	1,877	**
Loss from discontinued operations, net of tax	(14)	—	**	(14)	—	**
Net income (loss)	(4,277)	597	**	(2,873)	1,877	**
Dividends and undistributed earnings allocated to participating securities	(4)	(9)	(56)	(9)	(32)	(72)
Preferred stock dividends	(65)	(57)	14	(122)	(114)	7
Discount on redeemed preferred stock	6	—	**	6	—	**
Net income (loss) available to common stockholders	$(4,340)	$531	**	$(2,998)	$1,731	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$(8.55)	$1.39	**	$(6.71)	$4.52	**
Net loss from discontinued operations	(0.03)	—	**	(0.03)	—	**
Net income (loss) per basic common share	$(8.58)	$1.39	**	$(6.74)	$4.52	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$(8.55)	$1.38	**	$(6.71)	$4.51	**
Net loss from discontinued operations	(0.03)	—	**	(0.03)	—	**
Net income (loss) per diluted common share	$(8.58)	$1.38	**	$(6.74)	$4.51	**
Weighted-average common shares outstanding (in millions):
Basic	505.6	383.1	32%	444.7	382.7	16%

7	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2025	2024	Change		2025	2024	Change
Diluted	505.6	383.9	32%		444.7	383.7	16%
Common shares outstanding (period-end, in millions)	639.5	381.9	67		639.5	381.9	67
Dividends declared and paid per common share	$0.60	$0.60	—		$1.20	$1.20	—
Tangible book value per common share (period-end)(1)	99.35	99.28	—		99.35	99.28	—
Balance sheet (average balances)
Loans held for investment	$378,157	$314,888	20%		$350,425	$314,751	11%
Interest-earning assets	524,929	450,908	16		494,022	449,356	10
Total assets	572,446	477,285	20		532,354	476,140	12
Interest-bearing deposits	387,139	322,581	20		362,626	320,515	13
Total deposits	414,568	349,488	19		389,462	347,572	12
Borrowings	46,601	48,842	(5)		45,531	49,658	(8)
Common equity	81,563	53,262	53		69,546	53,207	31
Total stockholders’ equity	86,918	58,107	50		74,647	58,052	29
Selected performance metrics
Purchase volume	$201,453	$165,143	22%		$359,401	$315,314	14%
Global Payment Network volume(2)	74,014	N/A	**		74,014	N/A	**
Total net revenue margin(3)	9.52%	8.43%	109	bps	9.11%	8.42%	69	bps
Net interest margin	7.62	6.70	92		7.29	6.69	60
Return on average assets(4)	(2.98)	0.50	(348)		(1.07)	0.79	(186)
Return on average tangible assets(5)	(3.14)	0.52	(366)		(1.12)	0.81	(193)
Return on average common equity(6)	(21.22)	3.99	(2,521)		(8.58)	6.51	(1,509)
Return on average tangible common equity(7)	(32.99)	5.59	(3,858)		(12.60)	9.12	(2,172)
Equity-to-assets ratio(8)	15.18	12.17	301		14.02	12.19	183
Efficiency ratio(9)	55.96	52.03	393		57.32	53.33	399
Operating efficiency ratio(10)	45.20	40.84	436		46.00	42.36	364
Adjusted operating efficiency ratio(11)	40.16	40.31	(15)		41.83	41.87	(4)
Effective income tax rate from continuing operations	28.1	8.3	1,980		31.9	15.9	1,600
Net charge-offs	$3,060	$2,644	16%		$5,796	$5,260	10%
Net charge-off rate	3.24%	3.36%	(12)bps		3.31%	3.34%	(3)bps

(Dollars in millions, except as noted)	June 30, 2025	December 31, 2024	Change
Balance sheet (period-end)
Loans held for investment	$439,297	$327,775	34%
Interest-earning assets	601,999	463,058	30
Total assets	658,968	490,144	34
Interest-bearing deposits	440,231	336,585	31
Total deposits	468,110	362,707	29
Borrowings	52,666	45,551	16
Common equity	105,549	55,938	89
Total stockholders’ equity	110,956	60,784	83

8	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2025	December 31, 2024	Change
Credit quality metrics
Allowance for credit losses	$23,873	$16,258	47%
Allowance coverage ratio	5.43%	4.96%	47bps
30+ day performing delinquency rate	3.13	3.69	(56)
30+ day delinquency rate	3.32	3.98	(66)
Capital ratios
Common equity Tier 1 capital(12)	14.0%	13.5%	50bps
Tier 1 capital(12)	15.1	14.8	30
Total capital(12)	17.1	16.4	70
Tier 1 leverage(12)	14.2	11.6	260
Tangible common equity (“TCE”)(13)	10.3	8.6	170
Supplementary leverage(12)	12.0	9.9	210
Other
Employees (period end, in thousands)	76.5	52.6	45%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(2)Global Payment Network volume includes transactions processed on the Discover Network, PULSE Network, Diners Club, and Network Partners.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average interest-earning assets for the period.
(4)Return on average assets is calculated based on annualized income from continuing operations, net of tax, for the period divided by average total assets for the period.
(5)Return on average tangible assets is a non-GAAP measure calculated based on annualized income from continuing operations, net of tax, for the period divided by average tangible assets for the period. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(6)Return on average common equity is calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(7)Return on average TCE is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(13)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
**    Not meaningful.

9	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net loss of $4.3 billion ($(8.58) per diluted common share) on total net revenue of $12.5 billion and net loss of $2.9 billion ($(6.74) per diluted common share) on total net revenue of $22.5 billion for the second quarter and first six months of 2025. In comparison, we reported net income of $597 million ($1.38 per diluted common share) on total net revenue of $9.5 billion and net income of $1.9 billion ($4.51 per diluted common share) on total net revenue of $18.9 billion for the second quarter and first six months of 2024, respectively.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 14.0% and 13.5% as of June 30, 2025 and December 31, 2024, respectively. See “Capital Management” for additional information.
In the second quarter of 2025, we declared and paid common stock dividends of $388 million and repurchased $150 million of shares of our common stock. During the first six months of 2025, we declared and paid common stock dividends of $624 million and repurchased $300 million of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2025. These highlights are based on a comparison between the results of the second quarter and first six months of 2025 and 2024, except as otherwise noted. The changes in our financial condition and credit performance as of June 30, 2025 compared to December 31, 2024 were primarily driven by the Transaction. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net loss of $4.3 billion in the second quarter of 2025 and $2.9 billion in the first six months of 2025 compared to net income of $597 million in the second quarter of 2024 and $1.9 billion in the first six months of 2024 was primarily driven by:
◦Higher provision for credit losses primarily driven by the initial allowance for credit losses for non-purchased credit deteriorated (“non-PCD”) loans acquired in the Transaction.
◦Higher non-interest expense primarily driven by impacts from the Transaction, including integration expenses, as well as continued investment in technology.
These drivers were partially offset by:
◦Higher net-interest income primarily driven by higher average loan balances as a result of the Transaction.
◦Higher non-interest income primarily driven by growth in our credit card loan portfolio and higher net discount and interchange fees in Consumer Banking, including the impact from the Global Payment Network, as a result of the Transaction.
•Loans Held for Investment:
◦Loans held for investment increased by $111.5 billion to $439.3 billion as of June 30, 2025 compared to December 31, 2024 primarily driven by the Transaction, which contributed $108.2 billion of loans held for investment as of the Closing Date.
◦Average loans held for investment increased by $63.3 billion to $378.2 billion in the second quarter of 2025 compared to the second quarter of 2024 and increased by $35.7 billion to $350.4 billion in the first six months of 2025 compared to the first six months of 2024 primarily driven by the Transaction.

10	Capital One Financial Corporation (COF)

•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate decreased by 12 basis points (“bps”) to 3.24% in the second quarter of 2025 compared to the second quarter of 2024 and decreased by 3 bps to 3.31% in the first six months of 2025 compared to the first six months of 2024. The loan portfolio acquired as part of the Transaction increased the net charge-off rate by 18 bps and 8 bps in the second quarter of 2025 and in the first six months of 2025, respectively, given the comparatively higher balances in the credit card loan portfolio, which carry higher net loss rates compared to the auto and commercial loan portfolios. Excluding the impacts of the Transaction, net charge-offs would have decreased 30 bps to 3.06% in the second quarter of 2025 compared to the second quarter of 2024 and decreased by 11 bps to 3.23% in the first six months of 2025 compared to the first six months of 2024 due to favorable credit performance.
◦Our 30+ day delinquency rate decreased by 66 bps to 3.32% as of June 30, 2025 from December 31, 2024, including an 11 bps decrease from the loan portfolio acquired as part of the Transaction.
•Allowance for Credit Losses: Our allowance for credit losses increased by $7.6 billion to $23.9 billion primarily driven by the initial allowance for credit losses acquired in the Transaction. Our allowance coverage ratio increased by 47 bps to 5.43% as of June 30, 2025 compared to December 31, 2024 primarily driven by a higher concentration of Credit Card loans, which carry comparatively higher coverage than our auto and commercial loan portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2025 and 2024. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between interest income, including certain fees, earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings and other interest-bearing liabilities. Generally, we include in interest income any past due fees, net of reversals, on loans that we deem collectible. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding and excluding discontinued operations. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Loans, other assets, and liabilities associated with discontinued operations, and their related income and expense, are excluded from the net interest margin calculation.

11	Capital One Financial Corporation (COF)

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2025 and 2024 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$209,693	$9,407	17.94%	$150,866	$7,088	18.79%
Consumer banking	80,095	1,861	9.30	75,386	1,611	8.54
Commercial banking(3)	88,749	1,421	6.40	89,571	1,616	7.22
Other(4)	—	(240)	**	—	(322)	**
Total loans, including loans held for sale	378,537	12,449	13.15	315,823	9,993	12.66
Investment securities	93,024	784	3.37	89,501	700	3.13
Cash equivalents and other interest-earning assets	53,368	595	4.46	45,584	587	5.16
Total interest-earning assets	524,929	13,828	10.54	450,908	11,280	10.01
Cash and due from banks	4,694			3,650
Allowance for credit losses	(19,902)			(15,392)
Premises and equipment, net	5,099			4,383
Other assets	53,689			33,736
Assets of discontinued operations	3,937			—
Total assets	$572,446			$477,285
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$387,139	$3,120	3.22%	$322,581	$2,874	3.56%
Securitized debt obligations	13,043	164	5.06	17,452	258	5.91
Senior and subordinated notes	32,872	535	6.51	30,978	591	7.64
Other borrowings and interest-bearing liabilities(5)	2,872	14	1.85	2,502	11	1.73
Total interest-bearing liabilities	435,926	3,833	3.52	373,513	3,734	4.00
Non-interest-bearing deposits	27,429			26,907
Other liabilities	22,172			18,758
Liabilities of discontinued operations	1			—
Total liabilities	485,528			419,178
Stockholders’ equity	86,918			58,107
Total liabilities and stockholders’ equity	$572,446			$477,285
Net interest income/spread		$9,995	7.02		$7,546	6.01
Impact of non-interest-bearing funding			0.60			0.69
Net interest margin			7.62%			6.70%

12	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$183,197	$16,655	18.18%	$150,457	$14,155	18.82%
Consumer banking	79,292	3,634	9.17	75,239	3,175	8.44
Commercial banking(3)	88,319	2,803	6.35	89,997	3,228	7.17
Other(4)	—	(486)	**	—	(645)	**
Total loans, including loans held for sale	350,808	22,606	12.89	315,693	19,913	12.62
Investment securities	92,843	1,554	3.35	89,041	1,387	3.12
Cash equivalents and other interest-earning assets	50,371	1,086	4.31	44,622	1,157	5.19
Total interest-earning assets	494,022	25,246	10.22	449,356	22,457	10.00
Cash and due from banks	4,384			3,798
Allowance for credit losses	(18,087)			(15,342)
Premises and equipment, net	4,818			4,387
Other assets	45,236			33,941
Assets of discontinued operations	1,981			—
Total assets	$532,354			$476,140
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$362,626	$5,835	3.22%	$320,515	$5,686	3.55%
Securitized debt obligations	13,385	340	5.09	17,644	519	5.88
Senior and subordinated notes	31,609	1,040	6.58	31,594	1,197	7.58
Other borrowings and interest-bearing liabilities(5)	2,593	23	1.73	2,438	21	1.75
Total interest-bearing liabilities	410,213	7,238	3.53	372,191	7,423	3.99
Non-interest-bearing deposits	26,836			27,057
Other liabilities	20,657			18,840
Liabilities of discontinued operations	1			—
Total liabilities	457,707			418,088
Stockholders’ equity	74,647			58,052
Total liabilities and stockholders’ equity	$532,354			$476,140
Net interest income/spread		$18,008	6.69		$15,034	6.01
Impact of non-interest-bearing funding			0.60			0.68
Net interest margin			7.29%			6.69%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $634 million and $1.2 billion in the second quarter and first six months of 2025, respectively, and $558 million and $1.1 billion in the second quarter and first six months of 2024, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $40 million in the second quarter and first six months of 2025, respectively, and $20 million and $39 million in the second quarter and first six months of 2024, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.2 billion and $2.1 billion in the second quarter and first six months of 2025, respectively, and $2.1 billion and $2.0 billion in the second quarter and first six months of 2024, respectively. Related interest expense was $8 million and $15 million for the second quarter and first six months of 2025, respectively, and $8 million and $16 million for the second quarter and first six months of 2024, respectively.
**    Not meaningful.

13	Capital One Financial Corporation (COF)

Net interest income increased by $2.4 billion to $10.0 billion in the second quarter of 2025 compared to the second quarter of 2024 and increased by $3.0 billion to $18.0 billion in the first six months of 2025 compared to the first six months of 2024 primarily driven by higher average loan balances as a result of the Transaction and lower rates paid on deposits.
Net interest margin increased by 92 bps to 7.62% in the second quarter of 2025 compared to the second quarter of 2024 and increased by 60 bps to 7.29% in the first six months of 2025 compared to the first six months of 2024 primarily driven by higher average loan balances as a result of the Transaction and lower rates paid on deposits.
Our total company cumulative interest-bearing deposit beta increased to 34% as of June 30, 2025, from 11% as of December 31, 2024. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to changes in the upper bound of the federal funds rate during the current falling interest rate cycle.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$2,319	$2,639	$(320)	$2,500	$2,976	$(476)
Consumer banking	250	104	146	459	177	282
Commercial banking(2)	(195)	(15)	(180)	(425)	(59)	(366)
Other(3)	82	36	46	159	36	123
Total loans, including loans held for sale	2,456	2,764	(308)	2,693	3,130	(437)
Investment securities	84	28	56	167	61	106
Cash equivalents and other interest-earning assets	8	87	(79)	(71)	124	(195)
Total interest income	2,548	2,879	(331)	2,789	3,315	(526)
Interest expense:
Interest-bearing deposits	246	519	(273)	149	678	(529)
Securitized debt obligations	(94)	(58)	(36)	(179)	(113)	(66)
Senior and subordinated notes	(56)	31	(87)	(157)	—	(157)
Other borrowings and liabilities	3	2	1	2	1	1
Total interest expense	99	494	(395)	(185)	566	(751)
Net interest income	$2,449	$2,385	$64	$2,974	$2,749	$225
__________
(1)We calculate the change in interest income and interest expense separately for each item. The portion of interest income or interest expense attributable to both volume and rate is allocated proportionately when the calculation results in a positive value. When the portion of interest income or interest expense attributable to both volume and rate results in a negative value, the total amount is allocated to volume or rate, depending on which amount is positive. The portion of interest income or interest expense attributable to both volume and rate is calculated using rounded dollars in millions for average balances and interest income/expense.
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

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2025 and 2024.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Discount and interchange fees, net	$1,478	$1,249	$2,701	$2,394
Service charges and other customer-related fees	658	459	1,167	921
Other(1)(2)	361	252	616	559
Total non-interest income	$2,497	$1,960	$4,484	$3,874
__________
(1)Primarily consists of revenue from Capital One Shopping, treasury, other investment income and auto industry services.
(2)Includes gains of $57 million and $41 million on deferred compensation plan investments in the second quarter and first six months of 2025, respectively, and gains of $11 million and $53 million on deferred compensation plan investments in the second quarter and first six months of 2024, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $537 million to $2.5 billion in the second quarter of 2025 and increased by $610 million to $4.5 billion in the first six months of 2025 primarily due to growth in our credit card loan portfolio and higher net discount and interchange fees in Consumer Banking, including the impact from the Global Payment Network, as a result of the Transaction.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $7.5 billion to $11.4 billion in the second quarter of 2025 and increased by $7.2 billion to $13.8 billion in the first six months of 2025 primarily driven by the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.
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

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2025 and 2024.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Operating Expense:
Salaries and associate benefits(1)	$2,999	$2,200	$5,545	$4,678
Occupancy and equipment	737	551	1,352	1,105
Professional services	653	316	1,090	578
Communications and data processing	413	355	812	706
Amortization of intangibles	271	19	287	38
Other non-interest expense:
Bankcard, regulatory and other fee assessments	58	79	123	198
Collections	170	87	278	170
Other	345	275	859	536
Total other non-interest expense	573	441	1,260	904
Total operating expense	$5,646	$3,882	$10,346	$8,009
Marketing	1,345	1,064	2,547	2,074
Total non-interest expense	$6,991	$4,946	$12,893	$10,083
_________
(1)Includes expense of $57 million and $41 million related to our deferred compensation plan investments for the second quarter and first six months of 2025, respectively, and expenses of $11 million and $53 million related to our deferred compensation plan investments for the second quarter and first six months of 2024, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $2.0 billion to $7.0 billion in the second quarter of 2025 compared to the second quarter of 2024 and increased by $2.8 billion to $12.9 billion in the first six months of 2025 compared to the first six months of 2024 primarily driven by impacts from the Transaction, including integration expenses, as well as continued investment in technology.
For the three and six months ended June 30, 2025, we incurred $299 million and $409 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $643 million of integration expenses as of June 30, 2025.

16	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax benefit of $1.7 billion (28.1% effective income tax rate) and $1.3 billion (31.9% effective income tax rate) in the second quarter and first six months of 2025, respectively, compared to an income tax provision of $54 million (8.3% effective income tax rate) and $356 million (15.9% effective income tax rate) in the second quarter and first six months of 2024, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We recorded discrete tax benefits of $148 million and $179 million in the second quarter and first six months of 2025, respectively. The discrete tax benefit in the second quarter and six months was primarily due to a State of California law change that increased our effective tax rate and resulted in a $128 million benefit.
Our effective tax rate in the second quarter of 2025 was computed utilizing the year-to-date method which treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We changed our methodology due to our conclusion that we could not reliably estimate our annual effective tax rate for 2025 because of the relationship of our tax credit investments in proportion to our pre-tax loss, resulting from $8.8 billion of the recorded allowance for credit losses for non-PCD loans. The continued use of the year-to-date method will be reevaluated for appropriateness in future periods.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes” in our 2024 Form 10-K.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations consists of results from the discontinued Home Loan business acquired as a part of the Transaction. Loss from discontinued operations, net of tax was $14 million in the second quarter of 2025. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $168.8 billion to $659.0 billion as of June 30, 2025 from December 31, 2024. The Transaction contributed $168.6 billion in identifiable assets as of the Closing Date. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for more information.
Total liabilities increased by $118.7 billion to $548.0 billion as of June 30, 2025 from December 31, 2024. The Transaction contributed $130.1 billion in identifiable liabilities as of the Closing Date, partially offset by maturities and paydowns of securitized debt obligations.
Stockholders’ equity increased by $50.2 billion to $111.0 billion as of June 30, 2025 from December 31, 2024 primarily driven by reissuance of treasury stock of $50.6 billion related to the Transaction.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to the Transaction, timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of June 30, 2025 and December 31, 2024, respectively.

17	Capital One Financial Corporation (COF)

The fair value of our investment securities portfolio increased by $4.2 billion to $87.2 billion as of June 30, 2025 from December 31, 2024 primarily driven by net securities acquired in the Transaction.
We acquired $14.1 billion in investment securities from the Transaction. Following the completion of the Transaction, we sold approximately $9.7 billion of acquired debt securities in an effort to optimize our liquidity position. See “Part I—Item 1. Financial Statements—Note 3—Investment Securities” for more information.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of June 30, 2025 and December 31, 2024.
Table 6: Loans Held for Investment

	June 30, 2025			December 31, 2024
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$269,709	$(20,474)	$249,235	$162,508	$(12,974)	$149,534
Consumer Banking	81,233	(1,864)	79,369	78,092	(1,884)	76,208
Commercial Banking	88,355	(1,535)	86,820	87,175	(1,400)	85,775
Total	$439,297	$(23,873)	$415,424	$327,775	$(16,258)	$311,517
Loans held for investment increased by $111.5 billion to $439.3 billion as of June 30, 2025 compared to December 31, 2024 primarily driven by the Transaction, which contributed $108.2 billion of loans held for investment as of the Closing Date.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1. Financial Statements—Note 4—Loans.”
Funding Sources
Our funding sources include deposits, senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”) secured by certain portions of our loan and securities portfolios. Insured deposits in our Consumer Banking business represent our primary source of funding, as they are a relatively stable and lower cost source of funding.
Table 7 provides the composition of our primary sources of funding as of June 30, 2025 and December 31, 2024.
Table 7: Funding Sources Composition

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$414,044	79%	$318,329	78%
Commercial Banking	29,245	6	31,691	8
Other(1)	24,821	5	12,687	3
Total deposits	468,110	90	362,707	89
Securitized debt obligations	14,658	3	14,264	3
Other debt	38,008	7	31,287	8
Total funding sources	$520,776	100%	$408,258	100%
__________
(1)Includes brokered deposits of $23.4 billion and $11.6 billion as of June 30, 2025 and December 31, 2024, respectively.
Total deposits increased by $105.4 billion to $468.1 billion as of June 30, 2025 from December 31, 2024 primarily driven by the Transaction, which contributed $106.7 billion of deposits as of the Closing Date.

18	Capital One Financial Corporation (COF)

As of June 30, 2025 and December 31, 2024, we held $67.1 billion and $64.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 14% and 18% of our total deposits as of June 30, 2025 and December 31, 2024, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (Federal Financial Institutions Examination Council (“FFIEC”) 031) filed with the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Securitized debt obligations increased by $394 million to $14.7 billion as of June 30, 2025 from December 31, 2024 primarily driven by the Transaction, which contributed $5.8 billion of securitized debt obligations as of the Closing Date. This was partially offset by maturities and paydowns.
Other debt increased by $6.7 billion to $38.0 billion as of June 30, 2025 from December 31, 2024 primarily driven by the Transaction, which contributed $7.5 billion of other debt as of the Closing Date.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”

19	Capital One Financial Corporation (COF)

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

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, integration expenses, and certain liabilities incurred by Discover ahead of the Transaction and not attributable to ongoing operations.
The assets and liabilities related to the acquired Home Loan business are presented separately within assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheets, and the operating results have been reflected as discontinued operations for all periods presented. As such, the related results have been excluded from continuing operations and business segment results.
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business. The allocation is unique to each business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the businesses. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2024 Form 10-K.
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
We summarize our business segment results for the second quarter and first six months of 2025 and 2024 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2025 compared to December 31, 2024. We provide a reconciliation of our total business segment results to our reported consolidated results in “Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

21	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the second quarter and first six months of 2025 and 2024.
Table 8: Business Segment Results

	Three Months Ended June 30,
	2025				2024
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$9,095	73%	$(4,917)	116%	$6,800	72%	$91	15%
Consumer Banking	2,556	20	450	(11)	2,197	23	471	79
Commercial Banking(3)	937	8	280	(7)	880	9	278	47
Other(3)	(96)	(1)	(76)	2	(371)	(4)	(243)	(41)
Total	$12,492	100%	$(4,263)	100%	$9,506	100%	$597	100%

	Six Months Ended June 30,
	2025				2024
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$16,260	72%	$(3,698)	129%	$13,548	72%	$1,052	56%
Consumer Banking	4,682	21	636	(22)	4,367	23	852	45
Commercial Banking(3)	1,821	8	475	(17)	1,760	9	558	30
Other(3)	(271)	(1)	(272)	10	(767)	(4)	(585)	(31)
Total	$22,492	100%	$(2,859)	100%	$18,908	100%	$1,877	100%
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

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net discount and interchange income and fees collected from customers. Expenses primarily consist of the provision for credit losses, operating costs and marketing expenses.
Our Credit Card business generated loss from continuing operations, net of tax, of $4.9 billion and $3.7 billion in the second quarter and first six months of 2025, respectively, compared to income from continuing operations, net of tax, of $91 million and $1.1 billion in the second quarter and first six months of 2024, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$7,293	$5,294	38%	$12,947	$10,566	23%
Non-interest income	1,802	1,506	20	3,313	2,982	11
Total net revenue(1)	9,095	6,800	34	16,260	13,548	20
Provision for credit losses	11,098	3,545	**	13,024	5,804	124
Non-interest expense	4,447	3,134	42	8,085	6,363	27
Income (loss) from continuing operations before income taxes	(6,450)	121	**	(4,849)	1,381	**
Income tax provision (benefit)	(1,533)	30	**	(1,151)	329	**
Income (loss) from continuing operations, net of tax	$(4,917)	$91	**	$(3,698)	$1,052	**
Selected performance metrics:
Average loans held for investment:
Domestic credit card	$197,808	$143,744	38	$173,858	$143,316	21
Personal loans	4,778	N/A	**	2,402	N/A	**
International card businesses	7,107	6,723	6	6,938	6,740	3
Total credit card	$209,693	$150,467	39	$183,198	$150,056	22
Average yield on loans(2)	17.94%	18.79%	(85)bps	18.18%	18.82%	(64)bps
Total net revenue margin(3)	17.35	18.03	(68)	17.75	18.01	(26)
Net charge-offs	$2,728	$2,258	21%	$5,127	$4,465	15%
Net charge-off rate(4)	5.20%	6.00%	(80)bps	5.60%	5.95%	(35)bps
Purchase volume	$201,453	$165,143	22%	$359,401	$315,314	14%

(Dollars in millions, except as noted)	June 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Domestic credit card	$252,481	$155,618	62%
Personal loans	9,788	N/A	**
International card businesses	7,440	6,890	8
Total credit card	$269,709	$162,508	66
30+ day performing delinquency rate	3.55%	4.53%	(98)bps
30+ day delinquency rate	3.56	4.54	(98)
Nonperforming loan rate(5)	0.01	0.01	—
Allowance for credit losses	$20,474	$12,974	58%
Allowance coverage ratio	7.59%	7.98%	(39)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $785 million and $1.5 billion in the second quarter and first six months of 2025,

23	Capital One Financial Corporation (COF)

respectively, compared to $649 million and $1.3 billion in the second quarter and first six months of 2024, respectively, for finance charges and fees charged off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
(4)Charge-offs exclude $19.4 billion of loans charged off by Discover, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(5)Within our credit card loan portfolio, certain loans in our international card and personal loan businesses are classified as nonperforming. See “Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024, and changes in financial condition and credit performance between June 30, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income increased by $2.0 billion to $7.3 billion in the second quarter of 2025 and increased by $2.4 billion to $12.9 billion in the first six months of 2025 primarily driven by higher average loan balances as a result of the Transaction.
•Non-Interest Income: Non-interest income increased by $296 million to $1.8 billion in the second quarter of 2025 and increased by $331 million to $3.3 billion in the first six months of 2025 primarily due to growth in our loan portfolio as a result of the Transaction.
•Provision for Credit Losses: Provision for credit losses increased by $7.6 billion to $11.1 billion in the second quarter of 2025 and increased by $7.2 billion to $13.0 billion in the first six months of 2025 primarily driven by the initial allowance for credit losses build for non-PCD loans acquired in the Transaction.

•Non-Interest Expense: Non-interest expense increased by $1.3 billion to $4.4 billion in the second quarter of 2025 and increased by $1.7 billion to $8.1 billion in the first six months of 2025 primarily driven by the impacts of the Transaction as well as continued investment in technology and increased marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $107.2 billion to $269.7 billion as of June 30, 2025 from December 31, 2024. The Transaction contributed $108.2 billion in loans held for investment as of the Closing Date.

•Average loans held for investment increased by $59.2 billion to $209.7 billion in the second quarter of 2025 compared to the second quarter of 2024 and increased by $33.1 billion to $183.2 billion in the first six months of 2025 compared to the first six months of 2024 primarily driven by the Transaction.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 80 bps to 5.20% in the second quarter of 2025 compared to the second quarter of 2024 and decreased by 35 bps to 5.60% in the first six months of 2025 compared to the first six months of 2024. The loan portfolio acquired as part of the Transaction decreased the net charge-off rate by 29 bps and 21 bps in the second quarter of 2025 and the first six months of 2025, respectively, driven by lower loss rates.

•The 30+ day delinquency rate decreased by 98 bps to 3.56% as of June 30, 2025 from December 31, 2024, including a 39 bps decrease from the loan portfolio acquired as part of the Transaction.

24	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated loss from continuing operations, net of tax, of $4.4 billion and $3.3 billion in the second quarter and first six months of 2025, respectively, compared to income from continuing operations, net of tax, of $45 million and $963 million in the second quarter and first six months of 2024, respectively. In each of the second quarter and first six months of 2025 and 2024, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$6,822	$5,001	36%	$12,165	$9,973	22%
Non-interest income	1,749	1,440	21	3,209	2,851	13
Total net revenue(1)	8,571	6,441	33	15,374	12,824	20
Provision for credit losses	10,200	3,435	197	12,056	5,592	116
Non-interest expense	4,192	2,946	42	7,614	5,971	28
Income (loss) from continuing operations before income taxes	(5,821)	60	**	(4,296)	1,261	**
Income tax provision (benefit)	(1,385)	15	**	(1,022)	298	**
Income (loss) from continuing operations, net of tax	$(4,436)	$45	**	$(3,274)	$963	**
Selected performance metrics:
Average loans held for investment	$197,808	$143,744	38	$173,858	$143,316	21
Average yield on loans(2)	17.88%	18.73%	(85)bps	18.10%	18.75%	(65)bps
Total net revenue margin(3)	17.33	17.87	(54)	17.69	17.85	(16)
Net charge-offs(4)	$2,594	$2,173	19%	$4,908	$4,293	14%
Net charge-off rate	5.25%	6.05%	(80)bps	5.65%	5.99%	(34)bps
Purchase volume	$197,308	$161,370	22%	$351,699	$308,066	14%

(Dollars in millions, except as noted)	June 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment	$252,481	$155,618	62%
30+ day performing delinquency rate	3.60%	4.53%	(93)bps
Allowance for credit losses	$19,229	$12,494	54%
Allowance coverage ratio	7.62%	8.03%	(41)bps
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
(4)Charge-offs exclude $18.0 billion of loans charged off by Discover, with expected recoveries of $3.1 billion included as a benefit to the allowance for credit losses.
**    Not meaningful.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 primarily driven by:

25	Capital One Financial Corporation (COF)

•Higher provision for credit losses primarily driven by the initial allowance for credit losses build for non-PCD loans acquired in the Transaction.
•Higher non-interest expense primarily driven by the impacts of the Transaction as well as continued investment in technology and increased marketing spend.
These drivers were partially offset by:
•Higher net interest income primarily driven by higher average loan balances as a result of the Transaction.
•Higher non interest income primarily driven by growth in our loan portfolio as a result of the Transaction.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees, including revenue from processing transactions on the Global Payment Network. Expenses primarily consist of the provision for credit losses and operating costs.
Our Consumer Banking business generated income from continuing operations, net of tax, of $450 million and $636 million in the second quarter and first six months of 2025, respectively, and $471 million and $852 million in the second quarter and first six months of 2024, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$2,162	$2,025	7%	$4,105	$4,036	2%
Non-interest income	394	172	129	577	331	74
Total net revenue	2,556	2,197	16	4,682	4,367	7
Provision for credit losses	252	330	(24)	553	756	(27)
Non-interest expense	1,713	1,250	37	3,294	2,496	32
Income from continuing operations before income taxes	591	617	(4)	835	1,115	(25)
Income tax provision	141	146	(3)	199	263	(24)
Income from continuing operations, net of tax	$450	$471	(4)	$636	$852	(25)

26	Capital One Financial Corporation (COF)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected performance metrics:
Average loans held for investment:
Auto	$78,875	$74,098	6	$78,056	$73,933	6
Retail banking	1,220	1,288	(5)	1,236	1,306	(5)
Total consumer banking	$80,095	$75,386	6	$79,292	$75,239	5
Average yield on loans held for investment(1)	9.30%	8.54%	76bps	9.17%	8.44%	73bps
Average deposits	$365,359	$300,794	21%	$342,780	$297,621	15%
Average deposits interest rate	3.02%	3.22%	(20)bps	3.01%	3.19%	(18)bps
Net charge-offs	$260	$353	(26)%	$573	$733	(22)%
Net charge-off rate	1.30%	1.87%	(57)bps	1.45%	1.95%	(50)bps
Global Payment Network volume	$74,014	N/A	**	$74,014	N/A	**
Auto loan originations	10,861	$8,463	28%	20,071	$15,985	26%

(Dollars in millions, except as noted)	June 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Auto	$80,017	$76,829	4%
Retail banking	1,216	1,263	(4)
Total consumer banking	$81,233	$78,092	4
30+ day performing delinquency rate	4.78%	5.87%	(109)bps
30+ day delinquency rate	5.40	6.73	(133)
Nonperforming loan rate	0.74	0.99	(25)
Nonperforming asset rate(2)	0.82	1.08	(26)
Allowance for credit losses	$1,864	$1,884	(1)%
Allowance coverage ratio	2.29%	2.41%	(12)bps
Deposits	$414,044	$318,329	30%
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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024, and changes in financial condition and credit performance between June 30, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income increased by $137 million to $2.2 billion in the second quarter of 2025 and increased by $69 million to $4.1 billion in the first six months of 2025 primarily driven by higher deposits as a result of the Transaction and higher average loan balances in our auto business, partially offset by lower margins in our retail banking business.
•Non-Interest Income: Non-interest income increased by $222 million to $394 million in the second quarter of 2025 and increased by $246 million to $577 million in the first six months of 2025 primarily driven by higher net discount and interchange fees as a result of acquiring the Global Payment Network in the Transaction.
•Provision for Credit Losses: Provision for credit losses decreased by $78 million to $252 million in the second quarter of 2025 and decreased by $203 million to $553 million in the first six months of 2025 primarily driven by favorable credit performance in our auto loan portfolio.

27	Capital One Financial Corporation (COF)

•Non-Interest Expense: Non-interest expense increased by $463 million to $1.7 billion in the second quarter of 2025 and increased by $798 million to $3.3 billion in the first six months of 2025 primarily driven by the impacts of the Transaction, continued investment in technology and an increase to the litigation accrual.
Loans Held for Investment:
•Period-end loans held for investment increased by $3.1 billion to $81.2 billion as of June 30, 2025 from December 31, 2024 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $4.7 billion to $80.1 billion in the second quarter of 2025 compared to the second quarter of 2024 and increased by $4.1 billion to $79.3 billion in the first six months of 2025 compared to the first six months of 2024 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $95.7 billion to $414.0 billion as of June 30, 2025 from December 31, 2024. The Transaction contributed $91.7 billion of deposits as of the Closing Date.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 57 bps to 1.30% in the second quarter of 2025 compared to the second quarter of 2024 and decreased by 50 bps to 1.45% in the first six months of 2025 compared to the first six months of 2024 primarily driven by favorable credit performance in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 133 bps to 5.40% as of June 30, 2025 compared to December 31, 2024.
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
Our Commercial Banking business generated income from continuing operations, net of tax, of $280 million and $475 million in the second quarter and first six months of 2025, respectively, and $278 million and $558 million in the second quarter and first six months of 2024, respectively.

28	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$602	$609	(1)%	$1,174	$1,208	(3)%
Non-interest income	335	271	24	647	552	17
Total net revenue(1)	937	880	6	1,821	1,760	3
Provision for credit losses(2)	81	34	138	223	32	**
Non-interest expense	489	483	1	975	998	(2)
Income from continuing operations before income taxes	367	363	1	623	730	(15)
Income tax provision	87	85	2	148	172	(14)
Income from continuing operations, net of tax	$280	$278	1	$475	$558	(15)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$32,522	$33,801	(4)	$32,129	$34,055	(6)
Commercial and industrial	55,847	55,234	1	55,806	55,401	1
Total commercial banking	$88,369	$89,035	(1)	$87,935	$89,456	(2)
Average yield on loans held for investment(1)(3)	6.40%	7.23%	(83)bps	6.35%	7.18%	(83)bps
Average deposits	$30,444	$30,810	(1)%	$31,045	$31,327	(1)%
Average deposits interest rate	2.06%	2.55%	(49)bps	2.09%	2.60%	(51)bps
Net charge-offs	$72	$33	118%	$96	$62	55%
Net charge-off rate	0.33%	0.15%	18bps	0.22%	0.14%	8bps

(Dollars in millions, except as noted)	June 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$32,967	$31,903	3%
Commercial and industrial	55,388	55,272	—
Total commercial banking	$88,355	$87,175	1
Nonperforming loan rate	1.30%	1.39%	(9)bps
Nonperforming asset rate(4)	1.30	1.39	(9)
Allowance for credit losses(2)	$1,535	$1,400	10%
Allowance coverage ratio	1.74%	1.61%	13bps
Deposits	$29,245	$31,691	(8)%
Loans serviced for others	52,271	52,749	(1)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $135 million and $143 million as of June 30, 2025 and December 31, 2024, respectively.
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

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024, and changes in financial condition and credit performance between June 30, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income remained relatively flat at $602 million in the second quarter of 2025 compared to the second quarter of 2024 and at $1.2 billion in the first six months of 2025 compared to the first six months of 2024.
•Non-Interest Income: Non-interest income increased by $64 million to $335 million in the second quarter of 2025 and increased by $95 million to $647 million in the first six months of 2025 primarily driven by increased fees in our capital markets business.
•Provision for Credit Losses: Provision for credit losses increased by $47 million to $81 million in the second quarter of 2025 primarily driven by higher net charge-offs. Provision for credit losses increased by $191 million to $223 million in the first six months of 2025 primarily driven by a net allowance build compared to a flat allowance for credit losses for the first six months of 2024.
•Non-Interest Expense: Non-interest expense remained relatively flat at $489 million and $975 million in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024.
Loans Held for Investment:
•Period-end loans held for investment increased by $1.2 billion to $88.4 billion as of June 30, 2025 from December 31, 2024 primarily due to originations outpacing customer payments.
•Average loans held for investment decreased by $666 million to $88.4 billion in the second quarter of 2025 compared to the second quarter of 2024 and decreased by $1.5 billion to $87.9 billion in the first six months of 2025 compared to the first six months of 2024 primarily due to customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $2.4 billion to $29.2 billion as of June 30, 2025 from December 31, 2024 primarily driven by seasonality.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 18 bps to 0.33% in the second quarter of 2025 and increased by 8 bps to 0.22% in the first six months of 2025.
•The nonperforming loan rate decreased by 9 bps to 1.30% as of June 30, 2025 compared to December 31, 2024.
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
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange-rate fluctuations on foreign currency-denominated balances.

30	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest loss	$(62)	$(382)	(84)%	$(218)	$(776)	(72)%
Non-interest income (loss)	(34)	11	**	(53)	9	**
Total net loss(1)	(96)	(371)	(74)	(271)	(767)	(65)
Benefit for credit losses	(1)	—	**	(1)	—	**
Non-interest expense	342	79	**	539	226	138
Loss from continuing operations before income taxes	(437)	(450)	(3)	(809)	(993)	(19)
Income tax benefit	(361)	(207)	74	(537)	(408)	32
Loss from continuing operations, net of tax	$(76)	$(243)	(69)	$(272)	$(585)	(54)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations, net of tax decreased by $167 million to a loss of $76 million in the second quarter of 2025 compared to the second quarter of 2024 and decreased by $313 million to a loss of $272 million in the first six months of 2025 compared to the first six months of 2024 primarily driven by higher treasury income and the $128 million tax benefit due to a State of California law change, partially offset by integration expenses related to the Transaction.
For the three and six months ended June 30, 2025, we incurred $299 million and $409 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $643 million of integration expenses as of June 30, 2025.

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

Goodwill
Upon completion of the Transaction, we recorded preliminary goodwill of $13.2 billion based on provisional estimates as of the Closing Date. The Company may obtain additional information during the measurement period that could result in changes to the preliminary fair value of net assets acquired and the preliminary goodwill. Preliminary goodwill has been temporarily allocated to the Other category, given the size and complexity of the Transaction and will be reallocated to the appropriate reporting units prior to the annual goodwill impairment test performed as of October 1, 2025. Total goodwill, including the preliminary goodwill resulting from the Transaction, was $28.3 billion as of June 30, 2025.
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of June 30, 2025, we had four reporting units with allocated goodwill: Credit Card, Auto, Other Consumer Banking and Commercial Banking.
We are required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount. During the second quarter of 2025, we concluded there were no triggering events and completed our qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions. For the acquired Discover businesses, we also assessed the reasonableness of certain assumptions as of June 30, 2025, including the likelihood that expected synergies will be realized in the future.
The assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, deterioration in a significant loan portfolio, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, an increase in disposition activity, inability to achieve expected synergies from the Transaction, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period. We perform sensitivity analyses around certain assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
There have been no additional changes to our critical accounting policies and estimates described in our 2024 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

32	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of June 30, 2025

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

34	Capital One Financial Corporation (COF)

plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025.
Based on the Company’s 2025 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2026. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2025. For additional information regarding a proposed rulemaking to modify the stress capital buffer framework, including the recalibration and annual effective date of the stress capital buffer requirement, see “Supervision and Regulation—Stress Capital Buffer Requirement Update” in this Report.
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
As of June 30, 2025 and December 31, 2024, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of June 30, 2025, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.

35	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of June 30, 2025 and December 31, 2024.
Table 13: Capital Ratios Under Basel III(1)(2)(3)

	June 30, 2025			December 31, 2024
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(4)	14.0%	4.5%	N/A	13.5%	4.5%	N/A
Tier 1 capital(5)	15.1	6.0	6.0%	14.8	6.0	6.0%
Total capital(6)	17.1	8.0	10.0	16.4	8.0	10.0
Tier 1 leverage(7)	14.2	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(8)	12.0	3.0	N/A	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(4)	13.6	4.5	6.5	13.6	4.5	6.5
Tier 1 capital(5)	13.6	6.0	8.0	13.6	6.0	8.0
Total capital(6)	15.3	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(7)	12.6	4.0	5.0	10.7	4.0	5.0
Supplementary leverage(8)	10.7	3.0	N/A	9.2	3.0	N/A
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
(3)Ratios as of June 30, 2025 are preliminary and therefore subject to change until we file our June 30, 2025 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of June 30, 2025 and December 31, 2024.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics(1)

(Dollars in millions)	June 30, 2025	December 31, 2024
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$112,368	$65,823
Adjustments and deductions:
AOCI, net of tax(2)	83	1
Goodwill, net of related deferred tax liabilities	(28,052)	(14,786)
Other intangible and deferred tax assets, net of deferred tax liabilities	(13,687)	(231)
Common equity Tier 1 capital	70,712	50,807
Tier 1 capital instruments	5,406	4,845
Tier 1 capital	76,118	55,652
Tier 2 capital instruments	3,351	1,307
Qualifying allowance for credit losses	6,519	4,846
Tier 2 capital	9,870	6,153
Total capital	$85,988	$61,805

Regulatory capital metrics
Risk-weighted assets	$503,413	$377,145
Adjusted average assets(3)	537,581	480,794
Total leverage exposure(4)	635,544	559,399
__________
(1)Common equity as of December 31, 2024 reflects the Company’s and the Bank’s election to adopt the CECL Transition Rule as of January 1, 2020, which was fully phased in effective January 1, 2025. For more information related to the CECL Transition Rule, see “Part II—Item 7. MD&A—Capital Management—CECL Transition Rule” in our 2024 Form 10-K.
(2)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Capital Standards and PCA—Basel III and U.S. Capital Rules” in this Report.
(3)Includes on-balance sheet asset adjustments subject to deduction from Tier 1 capital under the Basel III Capital Rules.
(4)Reflects on- and off-balance sheet amounts for the denominator of the supplementary leverage ratio as set forth by the Basel III Capital Rules.
Capital Planning and Regulatory Stress Testing
We repurchased $150 million of shares of our common stock during the second quarter of 2025 and $300 million of shares of our common stock during the first six months of 2025.
On June 27, 2025, the Federal Reserve released the results of its supervisory stress tests for the 2025 cycle. Based on the Company’s 2025 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2026. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2025. For additional information regarding a proposed rulemaking to modify the stress capital buffer framework, including the recalibration and annual effective date of the stress capital buffer requirement, see “Supervision and Regulation—Stress Capital Buffer Requirement Update” in this Report.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.

37	Capital One Financial Corporation (COF)

Equity Offerings and Transactions
On May 18, 2025, we issued 570,000 depositary shares, each representing a 1/100th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O, $0.01 par value, with a liquidation preference of $1,000 per depositary share (“Series O Preferred Stock”). The shares were issued as a part of the purchase consideration in the Transaction to replace shares of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, of Discover. Refer to “Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information. Dividends on the Series O Preferred Stock are payable semi-annually in arrears at a rate of 5.500% per annum through October 29, 2027 and resetting October 30, 2027 and every quarter thereafter at a rate of three-month Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.338%.
On May 18, 2025, we issued 500,000 depositary shares, each representing a 1/100th interest in a share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series P, $0.01 par value, with a liquidation preference of $1,000 per depositary share (“Series P Preferred Stock”). The shares were issued as a part of the purchase consideration in the Transaction to replace shares of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, of Discover. Refer to “Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information. Dividends on the Series P Preferred Stock are payable semi-annually in arrears at a rate of 6.125% through September 22, 2025 and resetting September 23, 2025 and on every subsequent 5-year anniversary at the 5-Year Treasury Rate plus 5.783%.
On June 30, 2025, we redeemed all outstanding shares of our 6.125% Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series P for an aggregate price of $508 million, which represents the redemption price of $100,000 per share of Series P Preferred Stock plus an amount equal to the proportionate share of the dividends on these shares that would have accrued but not been declared and paid by the redemption date.

38	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first six months of 2025, we declared and paid common stock dividends of $624 million, or $1.20 per share, and preferred stock dividends of $122 million.
The following table summarizes the dividends paid per share on our various preferred stock series in the first six months of 2025.
Table 15: Preferred Stock Dividends Paid Per Share(1)

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2025
					Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250%	Quarterly	10.63	10.63
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	—	N/A
Series P(2)	6.125% Fixed-Rate Reset Non-Cumulative	May 18, 2025	6.125% through 9/22/2025; resets 9/23/2025 and every subsequent 5 year anniversary at 5-Year Treasury Rate +5.783%	Semi-Annually	1,650.35	N/A
__________
(1)For Series I, J, K, L, M, and N, the liquidation preference for each share of non-cumulative perpetual preferred stock is $1,000 per share of preferred stock. For Series O and P, the liquidation preference for each share of non-cumulative perpetual preferred stock is $100,000 per share of preferred stock. For Series I, J, K, L, and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Series O and P, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.
(2)Represents the amount equal to the proportionate share of the dividends on Series P shares that would have been accrued but not declared and paid by the redemption date.
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of June 30, 2025, funds available for dividend payments from the Bank were $2.1 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $150 million of shares of our common stock during the second quarter of 2025 and $300 million of shares of our common stock during the first six months of 2025. The timing and exact amount of any future common stock repurchases

39	Capital One Financial Corporation (COF)

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

RISK MANAGEMENT
Risk Management Framework
Our Risk Management Framework (the “Framework”) sets consistent expectations for risk management across the Company. It also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees. The Company is in the process of integrating Discover into its existing risk management practices, policies, and processes.

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

41	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

42	Capital One Financial Corporation (COF)

CREDIT RISK PROFILE
Our loan portfolio accounts for the substantial majority of our credit risk exposure. Through the Transaction, we acquired new lending products, including personal loans. Our lending activities are governed under our credit policies and are subject to independent review and approval. Below we provide information about the composition of our loan portfolio, key concentrations and credit performance metrics.
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

43	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our domestic credit card loan portfolio as of June 30, 2025 and December 31, 2024.
Table 16: Domestic Credit Card Portfolio by Geographic Region

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$24,436	9.7%	$15,978	10.3%
Texas	22,218	8.8	13,430	8.6
Florida	19,179	7.6	12,039	7.7
New York	16,094	6.4	10,010	6.4
Pennsylvania	10,934	4.3	6,299	4.1
Illinois	10,642	4.2	5,921	3.8
Ohio	9,191	3.6	5,314	3.4
New Jersey	8,423	3.3	5,097	3.3
Georgia	8,118	3.2	4,965	3.2
North Carolina	7,090	2.8	4,477	2.9
Other	116,156	46.1	72,088	46.3
Total domestic credit card	$252,481	100.0%	$155,618	100.0%

44	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. The table below presents the geographic profile of our auto loan portfolio as of June 30, 2025 and December 31, 2024.
Table 17: Auto Loan Portfolio by Geographic Region

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$10,100	12.6%	$9,459	12.3%
California	8,657	10.8	8,786	11.4
Florida	7,130	8.9	6,866	8.9
Ohio	3,719	4.7	3,402	4.4
Pennsylvania	3,598	4.5	3,408	4.4
Illinois	3,272	4.1	3,124	4.1
Georgia	3,122	3.9	2,962	3.9
New Jersey	2,644	3.3	2,662	3.5
Other	37,775	47.2	36,160	47.1
Total auto	$80,017	100.0%	$76,829	100.0%

45	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of June 30, 2025 and December 31, 2024.
Table 18: Commercial Real Estate Portfolio by Region

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$11,946	36.3%	$12,152	38.1%
South	7,649	23.2	7,900	24.8
Pacific West	4,654	14.1	4,213	13.2
Mid-Atlantic	3,656	11.1	2,901	9.1
Mountain	2,807	8.5	2,536	7.9
Midwest	2,255	6.8	2,201	6.9
Total	$32,967	100.0%	$31,903	100.0%
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

46	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment by industry classification as of June 30, 2025 and December 31, 2024. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2025	December 31, 2024
Industry Classification:
Finance	40%	39%
Real Estate & Construction	26	26
Government & Education	8	8
Commercial Services	4	4
Health Care & Pharmaceuticals	3	4
Oil, Gas & Pipelines	3	3
Technology, Telecommunications & Media	2	3
Other	14	13
Total	100%	100%

47	Capital One Financial Corporation (COF)

Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Trends in delinquency rates are the key credit quality indicator for our credit card, personal loans, and retail banking loan portfolios as changes in delinquency rates can provide an early warning of changes in potential future credit losses. The key indicator we monitor when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they provide insight into borrower risk profiles, which give indications of potential future credit losses. The key credit quality indicator for our commercial loan portfolio is our internal risk ratings as we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming. In addition to these credit quality indicators, we also manage and monitor other credit quality metrics such as level of nonperforming loans and net charge-off rates.
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
Table 20 provides details on the credit scores of our domestic credit card, personal, and auto loan portfolios as of June 30, 2025 and December 31, 2024.
Table 20: Credit Score Distribution

(Percentage of portfolio)	June 30, 2025	December 31, 2024
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	73%	69%
660 or below	27	31
Total	100%	100%
Personal loans—At origination FICO scores:(2)
Greater than 660	94%	N/A
621 - 660	3	N/A
620 or below	3	N/A
Total	100%	N/A
Auto—At origination FICO scores:(2)
Greater than 660	52%	54%
621 - 660	19	19
620 or below	29	27
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic Card credit scores generally represent Fair Isaac Corporation (“FICO”) scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter and may be based on different versions of FICO over time. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category.
(2)Percentages represent period-end loans held for investment in each credit score category. Personal and auto loan credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements—Note 4—Loans” for additional credit quality information. See Item 1. Financial Statements—Note 1—Summary of Significant Accounting Policies in this report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings for each of our loan categories.

48	Capital One Financial Corporation (COF)

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
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of June 30, 2025 and December 31, 2024.
Table 21: 30+ Day Delinquencies

	June 30, 2025				December 31, 2024
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$9,080	3.60%	$9,080	3.60%	$7,053	4.53%	$7,053	4.53%
Personal loans	159	1.62	166	1.69	N/A	N/A	N/A	N/A
International card businesses	334	4.50	344	4.63	311	4.52	320	4.64
Total credit card	9,573	3.55	9,590	3.56	7,364	4.53	7,373	4.54
Consumer Banking:
Auto	3,872	4.84	4,370	5.46	4,572	5.95	5,229	6.81
Retail banking	11	0.93	16	1.37	14	1.12	26	2.05
Total consumer banking	3,883	4.78	4,386	5.40	4,586	5.87	5,255	6.73
Commercial Banking:
Commercial and multifamily real estate	186	0.56	210	0.64	40	0.13	170	0.53
Commercial and industrial	103	0.19	386	0.70	99	0.18	242	0.44
Total commercial banking	289	0.33	596	0.67	139	0.16	412	0.47
Total	$13,745	3.13	$14,572	3.32	$12,089	3.69	$13,040	3.98
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

49	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of June 30, 2025 and December 31, 2024.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,706	1.30%	$5,276	1.61%
60 – 89 days	3,547	0.81	3,138	0.96
> 90 days	5,319	1.21	4,626	1.41
Total	$14,572	3.32%	$13,040	3.98%
Geographic region:
Domestic	$14,228	3.24%	$12,720	3.88%
International	344	0.08	320	0.10
Total	$14,572	3.32%	$13,040	3.98%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of June 30, 2025 and December 31, 2024. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan portfolio segment:
Credit card	$4,582	1.70%	$3,711	2.28%
Commercial banking	86	0.10	96	0.11
Total	$4,668	1.06	$3,807	1.16
Geographic region:
Domestic	$4,524	1.05%	$3,673	1.14%
International	144	1.95	134	1.95
Total	$4,668	1.06	$3,807	1.16

__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

50	Capital One Financial Corporation (COF)

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
Table 24 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of June 30, 2025 and December 31, 2024. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
Personal loans	$11	0.12%	N/A	N/A
International card businesses	12	0.16	$10	0.15%
Total credit card	23	0.01	10	0.01
Consumer Banking:
Auto	585	0.73	750	0.98
Retail banking	18	1.47	25	1.94
Total consumer banking	603	0.74	775	0.99
Commercial Banking:
Commercial and multifamily real estate	348	1.06	509	1.60
Commercial and industrial	803	1.45	701	1.27
Total commercial banking	1,151	1.30	1,210	1.39
Total nonperforming loans held for investment(3)	1,777	0.40	1,995	0.61
Other nonperforming assets(4)	68	0.02	65	0.02
Total nonperforming assets	$1,845	0.42	$2,060	0.63
__________
(1)We recognized interest income for loans classified as nonperforming of $20 million and $31 million in the first six months of 2025 and 2024, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.95% and 1.16% as of June 30, 2025 and December 31, 2024, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

51	Capital One Financial Corporation (COF)

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
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in the second quarter and first six months of 2025 and 2024.
Table 25: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card(2):
Domestic credit card	$2,594	5.25%	$2,173	6.05%	$4,908	5.65%	$4,293	5.99%
Personal loans	42	3.47	N/A	N/A	42	3.46	N/A	N/A
International card businesses	92	5.17	85	5.03	177	5.10	172	5.10
Total credit card	2,728	5.20	2,258	6.00	5,127	5.60	4,465	5.95
Consumer Banking:
Auto	245	1.25	335	1.81	544	1.40	702	1.90
Retail banking	15	4.54	18	5.38	29	4.65	31	4.70
Total consumer banking	260	1.30	353	1.87	573	1.45	733	1.95
Commercial Banking:
Commercial and multifamily real estate	(4)	(0.06)	9	0.11	3	0.02	27	0.16
Commercial and industrial	76	0.55	24	0.17	93	0.33	35	0.13
Total commercial banking	72	0.33	33	0.15	96	0.22	62	0.14
Total net charge-offs	$3,060	3.24	$2,644	3.36	$5,796	3.31	$5,260	3.34
Average loans held for investment	$378,157		$314,888		$350,425		$314,751
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
(2)Charge-offs exclude $19.4 billion of acquired Discover loans that are fully charged off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.

52	Capital One Financial Corporation (COF)

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
For more information on FDMs, see “Part I—Item 1. Financial Statements—Note 4—Loans.”
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

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2025 and 2024, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

53	Capital One Financial Corporation (COF)

Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2025	$12,036	—	$474	$12,510	$1,845	$27	$1,872	$1,517	$15,899
Charge-offs(1)	(3,396)	$(56)	(138)	(3,590)	(593)	(19)	(612)	(81)	(4,283)
Recoveries(2)	802	14	46	862	348	4	352	9	1,223
Net charge-offs	(2,594)	(42)	(92)	(2,728)	(245)	(15)	(260)	(72)	(3,060)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(3)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses(4)	10,200	826	72	11,098	238	14	252	90	11,440
Allowance build (release) for credit losses	7,193	762	(20)	7,935	(7)	(1)	(8)	18	7,945
Other changes(5)	—	—	29	29	—	—	—	—	29
Balance as of June 30, 2025	19,229	762	483	20,474	1,838	26	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of March 31, 2025	—	—	—	—	—	—	—	144	144
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(9)	(9)
Balance as of June 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of June 30, 2025	$19,229	$762	$483	$20,474	$1,838	$26	$1,864	$1,670	$24,008

	Six Months Ended June 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	—	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs(1)	(6,248)	$(56)	(264)	(6,568)	(1,249)	(39)	(1,288)	(119)	(7,975)
Recoveries(2)	1,340	14	87	1,441	705	10	715	23	2,179
Net charge-offs	(4,908)	(42)	(177)	(5,127)	(544)	(29)	(573)	(96)	(5,796)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(3)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses(4)	12,056	826	142	13,024	523	30	553	231	13,808
Allowance build (release) for credit losses	6,735	762	(35)	7,462	(21)	1	(20)	135	7,577
Other changes(5)	—	—	38	38	—	—	—	—	38
Balance as of June 30, 2025	19,229	762	483	20,474	1,838	26	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(8)	(8)
Balance as of June 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of June 30, 2025	$19,229	$762	$483	$20,474	$1,838	$26	$1,864	$1,670	$24,008

54	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2024
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2024	$11,298	N/A	$456	$11,754	$2,057	$31	$2,088	$1,538	$15,380
Charge-offs	(2,556)	N/A	(130)	(2,686)	(615)	(21)	(636)	(39)	(3,361)
Recoveries(2)	383	N/A	45	428	280	3	283	6	717
Net charge-offs	(2,173)	N/A	(85)	(2,258)	(335)	(18)	(353)	(33)	(2,644)
Provision for credit losses	3,435	N/A	110	3,545	315	15	330	39	3,914
Allowance build (release) for credit losses	1,262	N/A	25	1,287	(20)	(3)	(23)	6	1,270
Other changes(5)	—	N/A	(1)	(1)	—	—	—	—	(1)
Balance as of June 30, 2024	12,560	N/A	480	13,040	2,037	28	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of March 31, 2024	—	N/A	—	—	—	—	—	134	134
Provision (benefit) for losses on unfunded lending commitments	—	N/A	—	—	—	—	—	(5)	(5)
Balance as of June 30, 2024	—	N/A	—	—	—	—	—	129	129
Combined allowance and reserve as of June 30, 2024	$12,560	N/A	$480	$13,040	$2,037	$28	$2,065	$1,673	$16,778

	Six Months Ended June 30, 2024
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	N/A	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(5,008)	N/A	(252)	(5,260)	(1,257)	(39)	(1,296)	(78)	(6,634)
Recoveries(2)	715	N/A	80	795	555	8	563	16	1,374
Net charge-offs	(4,293)	N/A	(172)	(4,465)	(702)	(31)	(733)	(62)	(5,260)
Provision for credit losses	5,592	N/A	212	5,804	737	19	756	61	6,621
Allowance build (release) for credit losses	1,299	N/A	40	1,339	35	(12)	23	(1)	1,361
Other changes(5)	—	N/A	(8)	(8)	—	—	—	—	(8)
Balance as of June 30, 2024	12,560	N/A	480	13,040	2,037	28	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	N/A	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	N/A	—	—	—	—	—	(29)	(29)
Balance as of June 30, 2024	—	N/A	—	—	—	—	—	129	129
Combined allowance and reserve as of June 30, 2024	$12,560	N/A	$480	$13,040	$2,037	$28	$2,065	$1,673	$16,778
__________
(1)Charge-offs exclude $19.4 billion of loans charged off by Discover, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(3)Represents contractual rights to collect on recoveries of acquired Discover loans that are charged off.
(4)Provision for credit losses includes the initial allowance for credit losses of $8.8 billion for non-purchased credit deteriorated loans acquired in the Transaction.
(5)Primarily represents foreign currency translation adjustments.

55	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $143.9 billion and $123.8 billion as of June 30, 2025 and December 31, 2024, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of June 30, 2025, we had available issuance capacity of $54.7 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of June 30, 2025, we had access to available contingent liquidity sources totaling $102.9 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Facility, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC—GSD”).
As of June 30, 2025 and December 31, 2024, our funding sources totaled $520.8 billion and $408.3 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 27 below presents the composition of our liquidity reserves as of June 30, 2025 and December 31, 2024.
Table 27: Liquidity Reserves

(Dollars in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$59,109	$43,230
Securities available for sale(1)	87,196	83,013
FHLB borrowing capacity secured by loans	4,177	4,279
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(632)	(48)
Other encumbrances of investment securities	(5,904)	(6,648)
Total liquidity reserves	$143,946	$123,826
________
(1)    Includes securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $20.1 billion to $143.9 billion as of June 30, 2025 from December 31, 2024, primarily due to increases in cash and cash equivalents acquired in the Transaction. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2024 Form 10-K for additional information on our management of liquidity risk.

56	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2025 was 157%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the first and second quarters of 2025 was 135% and 136%, respectively, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our Capital One Multi-asset Execution Trust (“COMET”) that allows us to periodically offer and sell up to $24.0 billion of securitized debt obligations, a shelf registration associated with our Discover Card Execution Note Trust (“DCENT”) that allows us to periodically offer and sell up to $12.1 billion of securitized debt obligations, and a shelf registration associated with our Capital One Prime Auto Receivables Trusts (“COPAR”) that allows us to periodically offer and sell up to $18.6 billion of securitized debt obligations. These shelf registration statements are subject to periodic renewal and, thus, change, which may be reviewed by the SEC at the time of each such renewal. As part of each periodic renewal, we assess registered amounts under each shelf registration statement which may be updated as appropriate.
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
As of June 30, 2025, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $34.1 billion, of which $109 million was used. Our FHLB membership is supported by our investment in FHLB stock of $42 million and $18 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, we pledged loans to secure a borrowing capacity of $47.1 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $2.5 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively.
As a member of FICC—GSD, we have $21.7 billion of readily available borrowing capacity secured by securities from our investment portfolio as of June 30, 2025. Our FICC—GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $488 thousand and $412 thousand as of June 30, 2025 and December 31, 2024, respectively.

57	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for the second quarter and first six months of 2025 and 2024.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$35,776	$108	1.20%	$34,855	$138	1.58%
Saving deposits(2)	265,622	2,064	3.11	208,832	1,753	3.36
Time deposits	85,741	948	4.42	78,894	983	4.99
Total interest-bearing deposits	$387,139	$3,120	3.22	$322,581	$2,874	3.56

	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$36,030	$227	1.26%	$35,281	$286	1.62%
Saving deposits(2)	246,805	3,832	3.11	207,727	3,474	3.34
Time deposits	79,791	1,776	4.45	77,507	1,926	4.97
Total interest-bearing deposits	$362,626	$5,835	3.22	$320,515	$5,686	3.55
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both June 30, 2025 and December 31, 2024. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
Funding
Our source of funding includes deposits, senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. Insured deposits in our Consumer Banking business represent our primary source of funding, as they are a relatively stable and lower cost source of funding. See “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” for additional information on our primary sources of funding.
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

58	Capital One Financial Corporation (COF)

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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $180 million to $742 million as of June 30, 2025 from December 31, 2024 driven by commercial-related repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $6.9 billion to $51.9 billion as of June 30, 2025 from December 31, 2024 primarily driven by borrowings assumed from the Transaction. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long term FHLB advances and their respective maturities or redemptions for the second quarter and first six months of 2025 and 2024.
Table 29: Long-Term Debt Funding Activities

	Issuances(1)		Maturities/Redemptions
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Securitized debt obligations	$5,850	$—	$2,935	$445
Senior and subordinated notes	6,783	—	—	2,161
FHLB advances	523	—	—	—
Total	$13,156	$—	$2,935	$2,606

	Issuances(1)		Maturities/Redemptions
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Securitized debt obligations	$5,850	$—	$5,561	$812
Senior and subordinated notes	8,533	2,000	3,447	2,911
FHLB advances	523	—	—	—
Total	$14,906	$2,000	$9,008	$3,723
__________
(1)Issuances for the second quarter and first six months of 2025 includes $13.2 billion of debt assumed in the Transaction.

59	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part II—Item 1A. Risk Factors” under the heading in this Report “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 30 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of June 30, 2025 and December 31, 2024.
Table 30: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2025		December 31, 2024
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of July 21, 2025 Standard & Poor’s (“S&P”), Fitch Ratings (“Fitch”), and Moody’s Investors Service (“Moody’s”) have our credit ratings on a stable outlook.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of June 30, 2025 and December 31, 2024, our total unfunded lending commitments were $716.4 billion and $458.1 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of both June 30, 2025 and December 31, 2024, we had $1.5 billion in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in our 2024 Form 10-K.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of June 30, 2025 and December 31, 2024, we had $3.8 billion and $4.0 billion, respectively, in aggregate purchase obligations.
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

60	Capital One Financial Corporation (COF)

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
•Foreign operations within our Credit Card and Consumer Banking businesses; and
•Customer accommodation activities within our Commercial Banking business.
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
As of June 30, 2025, we integrated the acquired assets and assumed liabilities of Discover that are part of our continuing operations into our interest rate risk framework. The Transaction, and subsequent business actions, have resulted in modest impacts to both our net interest income and economic value of equity sensitivities.
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of June 30, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.00% at December 31, 2025 and 2026, respectively.
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
•In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that

61	Capital One Financial Corporation (COF)

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
Our combined 12-month net interest income sensitivity increased modestly as compared to December 31, 2024, driven largely by the Transaction. Discover’s assets had a large concentration of floating rate Credit Card balances, and we terminated Discover’s interest rate swaps in cash flow hedging relationships as they no longer met the conditions of a qualifying accounting hedge at the Closing Date.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of June 30, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.00% at December 31, 2025 and 2026, respectively.
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
•Balance attrition assumptions for loans, including credit card, personal, auto, and commercial loans, remain unchanged between the baseline interest rate forecast and interest rate shock scenarios as the majority of these loans are floating rate or shorter duration fixed rate loans and hence paydowns have a low sensitivity to the level of interest rates.
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
Our combined economic value of equity sensitivity decreased as compared to December 31, 2024, driven largely by the Transaction. Discover's assets had a large concentration of short duration, floating rate Credit Card balances and we terminated Discover’s existing interest rate swaps in cash flow hedging relationships as they no longer met the conditions of a qualifying accounting hedge at the Closing Date.

62	Capital One Financial Corporation (COF)

Table 31 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of June 30, 2025 and December 31, 2024.
Table 31: Interest Rate Sensitivity Analysis

	June 30, 2025	December 31, 2024
Estimated impact on projected baseline net interest income:
+200 basis points	2.0%	1.3%
+100 basis points	1.1	0.8
+50 basis points	0.6	0.4
–50 basis points	(0.6)	(0.4)
–100 basis points	(1.1)	(0.8)
–200 basis points	(2.7)	(1.9)
Estimated impact on economic value of equity:
+200 basis points	(3.5)	(6.3)
+100 basis points	(1.5)	(3.0)
+50 basis points	(0.7)	(1.4)
–50 basis points	0.5	1.3
–100 basis points	0.9	2.5
–200 basis points	0.3	3.9
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

63	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 1.3 billion GBP as of both June 30, 2025 and December 31, 2024, and 1.1 billion CAD and 1.4 billion CAD as of June 30, 2025 and December 31, 2024, respectively. Our nominal EUR-denominated borrowings outstanding were 500 million EUR and 505 million EUR as of June 30, 2025 and December 31, 2024, respectively.
Certain non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.3 billion GBP and 2.2 billion GBP as of June 30, 2025 and December 31, 2024, respectively, and 2.7 billion CAD and 2.6 billion CAD as of June 30, 2025 and December 31, 2024, respectively.
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

64	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
Payment Networks, Debit Card Interchange Fees and Transaction Processing
On May 18, 2025, the Company consummated the Transaction and acquired, among other things, the Global Payment Network. The Discover Network processes transactions for its Discover-branded credit and debit cards and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and provide card acceptance services. These Global Payment Network operations are regulated by certain federal and state laws, including banking, payment services, privacy and data security laws, and are also subject to examination by the Federal Banking Agencies. In addition, because the Global Payment Network operates globally, certain subsidiaries through which it operates are subject to government regulation, directly or indirectly, in some countries in which we have operations, or cards that are accepted on our networks are issued or accepted. Changes in existing federal, state or foreign regulation of payment networks, including privacy and data security matters and the initiation of government investigations or inquiries, could increase the cost or risk of providing network services, change the competitive environment, or otherwise materially adversely affect our operations.
The Global Payment Network earns fees, which are paid by network participants (primarily acquirers, merchants and issuers), for each transaction on the Global Payment Network. Additionally, for transactions on Bank-issued credit and debit cards processed on the Global Payment Network, a portion of the amount that merchants pay to the Global Payment Network is passed through to the Bank. The Bank is also an issuer of credit and debit cards that use other networks, and for these cards the Bank earns interchange fees, which are paid by merchants, when customers use its cards.
The Federal Reserve’s Regulation II (Debit Card Interchange Fees and Routing) includes a number of requirements for debit cards issued on networks that are not three-party networks, including limits on interchange fees for debit card issuers with over $10 billion in assets and certain requirements related to routing and network exclusivity. The requirements of Regulation II apply to certain activities of the Global Payment Network and third-party issuers that issue debit cards on the Global Payment Network and to the Bank in its role as issuer of debit cards on four-party networks.
Home Lending
Upon consummation of the Transaction, the Company acquired, among other things, Discover’s home lending business. The activities of a home lender are subject to regulation under federal laws, including the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, as well as under various state laws and, in some instances, local laws. These laws generally regulate the manner that home lending and lending-related activities are conducted, including advertising and other consumer disclosures, payments for services and recordkeeping requirements. In the second quarter, we decided to discontinue the home lending business acquired from Discover. As a result of this decision, the Company has accounted for this business as a discontinued operation and all home loans acquired as part of the Transaction were classified as assets of discontinued operations. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information.
Resolution and Recovery Planning Update
The Company is required by Section 165(d) of the Dodd-Frank Act to submit to the Federal Reserve and FDIC every three years a resolution plan for orderly resolution in the event it faces material financial distress or failure, with submissions alternating between a full resolution plan and a targeted resolution plan. In addition, the Company may be required to submit an interim update to its resolution plan upon a joint determination of the Federal Reserve and the FDIC, or following material mergers or acquisitions or fundamental changes to the Company’s resolution strategy. As a result of the Transaction, the Federal Reserve and the FDIC in May 2025 required the Company to file an interim update to its resolution plan by October 1, 2025 and extended the Company’s deadline for the next full resolution submission from October 1, 2025 to July 1, 2026.

65	Capital One Financial Corporation (COF)

Stress Capital Buffer Requirement Update
On June 27, 2025, the Federal Reserve released the results of its supervisory stress tests for the 2025 cycle. Based on the Company’s 2025 supervisory stress test results, the Company’s preliminary stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are expected to be 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2026. The Federal Reserve is expected to provide the Company with its final stress capital buffer requirement by August 31, 2025.
As disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 (“Q1 2025 Form 10-Q”) under “Part I—Item 2. MD&A—Supervision and Regulation,” the Federal Reserve issued a notice of proposed rulemaking in April 2025 to amend the calculation of the stress capital buffer requirement. The proposal would average stress test results over two consecutive years for purposes of determining the stress capital buffer requirement. The proposal would also modify the annual effective date of the stress capital buffer requirement from October 1 to January 1. The proposal has not yet been finalized, and our preliminary stress capital buffer requirement disclosed above has been calculated under the current framework and does not reflect the proposed averaging.
We provide additional information on our Supervision and Regulation in our 2024 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Q1 2025 Form 10-Q under “Part I—Item 2. MD&A—Supervision and Regulation.”

66	Capital One Financial Corporation (COF)

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
Numerous factors could cause our actual results to differ materially from those described in such forward-looking statements, including, among other things:
•risks related to the integration of the Transaction, including our ability to successfully integrate our businesses, incur substantial expenses related to the Transaction and to the integration of Discover, and the expenses may be greater than anticipated due to factors, some or all of which may be outside our control; our ability to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control; the integration of Discover may have an adverse effect on our business and results of operations due to the diversion of a substantial portion of the time and attention of our management team; potential employee attrition; and other factors that may affect our future results;
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
•fluctuations in interest rates;
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
•limitations on our ability to receive dividends from our subsidiaries;
•a downgrade in our credit ratings;
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

67	Capital One Financial Corporation (COF)

•the use, reliability, and accuracy of the models, artificial intelligence (“AI”), and data on which we rely;
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
•our response to competitive pressures;
•change in market preference towards other operators of payment networks and alternative payment providers;
•our ability to create and maintain a strong base of network licensees and achieving meaningful global card acceptance;
•legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions, and by legislation and regulation impacting such fees;
•the number of large merchants that accept cards on our recently acquired Discover Network or PULSE Network;
•merchant defaults;
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
•our risk management strategies;
•our ability to protect our intellectual property rights;
•our ability to attract, develop, retain and motivate key senior leaders and skilled employees;
•our ability to manage risks from catastrophic events;
•climate change manifesting as physical or transition risks;
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties, actual or perceived; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

68	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	2025	2024
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$5,646	$3,882	$10,346	$8,009
Discover integration expenses	(299)	(31)	(409)	(31)
Discover intangible amortization expense	(255)	—	(255)	—
Legal reserve activities	(41)	—	(239)	—
FDIC special assessment	—	(8)	—	(50)
Adjusted operating expense (non-GAAP)	$5,051	$3,843	$9,443	$7,928

Total net revenue (U.S. GAAP)	$12,492	$9,506	$22,492	$18,908
Discover loan and deposit fair value mark amortization	85	—	85	—
Walmart program agreement termination contra revenue impact	—	27	—	27
Adjusted net revenue (non-GAAP)	$12,577	$9,533	$22,577	$18,935

Operating efficiency ratio (U.S. GAAP)	45.20%	40.84%	46.00%	42.36%
Impact of adjustments noted above	(504)	bps	(53)	bps	(417)	bps	(49)	bps
Adjusted operating efficiency ratio (non-GAAP)	40.16%	40.31%	41.83%	41.87%
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

69	Capital One Financial Corporation (COF)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except as noted)	2025	2024	2025	2024
TCE (Average):
Stockholders’ equity	$86,918	$58,107	$74,647	$58,052
Goodwill and other intangible assets(1)	(29,114)	(15,249)	(22,170)	(15,265)
Noncumulative perpetual preferred stock	(5,355)	(4,845)	(5,101)	(4,845)
TCE	$52,449	$38,013	$47,376	$37,942
Return on TCE (Average):
Net income available to common stockholders (excluding discontinued operations)	$(4,326)	$531	$(2,984)	$1,731
TCE (Average)	52,449	38,013	47,376	37,942
Return on TCE(2)	(32.99)%	5.59%	(12.60)%	9.12%
Tangible Assets (Average):
Total assets	$572,446	$477,285	$532,354	$476,140
Goodwill and other intangible assets(1)	(29,114)	(15,249)	(22,170)	(15,265)
Tangible assets	$543,332	$462,036	$510,184	$460,875
Return on Tangible Assets (Average):
Net income	$(4,277)	$597	$(2,873)	$1,877
Tangible assets (Average)	543,332	462,036	510,184	460,875
Return on tangible assets(3)	(3.14)%	0.52%	(1.12)%	0.81%

(Dollars in millions, except as noted)	June 30, 2025	June 30, 2024	December 31, 2024
TCE (Period-End):
Stockholders’ equity	$110,956	$57,981	$60,784
Goodwill and other intangible assets(1)	(42,012)	(15,226)	(15,157)
Noncumulative perpetual preferred stock	(5,407)	(4,845)	(4,845)
TCE	$63,537	$37,910	$40,782
Tangible Assets (Period-End):
Total assets	$658,968	$480,018	$490,144
Goodwill and other intangible assets(1)	(42,012)	(15,226)	(15,157)
Tangible assets	$616,956	$464,792	$474,987
Tangible Book Value per Common Share:
TCE (Period-end)	$63,537	$37,910	$40,782
Outstanding Common Shares	639.5	381.9	381.2
Tangible book value per common share(4)	$99.35	$99.28	$106.97
TCE Ratio
TCE (Period-end)	$63,537	$37,910	$40,782
Tangible Assets (Period-end)	616,956	464,792	474,987
TCE Ratio(5)	10.3%	8.2%	8.6%
__________
(1)Includes impact of related deferred taxes.
(2)Return on average TCE is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.
(3)Return on average tangible assets is a non-GAAP measure calculated based on annualized income (loss) from continuing operations, net of tax, for the period divided by average tangible assets for the period.
(4)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding.
(5)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

70	Capital One Financial Corporation (COF)

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

Closing Date: The Transaction was completed on May 18, 2025.
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
CONA Bank Merger: The merger of Discover Bank into CONA with CONA as the surviving entity.

71	Capital One Financial Corporation (COF)

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
Diners Club: Diners Club International, a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.
Discontinued operations: The operating results of a component of an entity, as defined by Accounting Standards Codification 205, that are removed from continuing operations when that component has been disposed of or it is management’s intention to sell the component.
Discover: Discover Financial Services, a Delaware corporation.
Card Product Misclassification: Discover’s incorrect classification of certain credit card accounts into its highest merchant and merchant acquirer pricing tier.
Discover Network: The network which processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services.
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
Global Payment Network: The Discover Network, PULSE Network, Diners Club International, and Network Partners, collectively.
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Home Loan Bank (“FHLB”).

72	Capital One Financial Corporation (COF)

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
Net interest margin: Represents (annualized) net interest income divided by average interest-earning assets for the period.

73	Capital One Financial Corporation (COF)

Network Partners: Financial institutions, financial technology firms, networks, network-to-network partners and other commercial service providers which we have agreements with for the provision of card issuing, payments processing and related services on the Global Payment Network.
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
PULSE Network: The network which operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions.
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
This Report: Quarterly Report on Form 10-Q for the period ended June 30, 2025.
Transaction: On May 18, 2025, we completed the acquisition of Discover in an all-stock transaction as outlined in the Merger Agreement dated February 19, 2024.

74	Capital One Financial Corporation (COF)

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

75	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed securities
AI: Artificial Intelligence
AML: Anti-money laundering
AOCI: Accumulated other comprehensive income
ASU: Accounting Standards Update
ATM: Automated teller machine
AWS: Amazon Web Services, Inc.
BHC: Bank holding company
bps: Basis points
CAD: Canadian dollar
CBP: Community Benefits Plan
CCP: Central Counterparty Clearinghouse, or Central Clearinghouse
CDE: Community development entities
CECL: Current expected credit loss
CEO: Chief Executive Officer
CET1: Common equity Tier 1 capital
CFO: Chief Financial Officer
CFPB: Consumer Financial Protection Bureau
CMBS: Commercial mortgage-backed securities
CME: Chicago Mercantile Exchange
COEP: Capital One (Europe) plc
COF: Capital One Financial Corporation
COMET: Capital One Multi-asset Execution Trust
CONA: Capital One, National Association
COPAR: Capital One Prime Auto Receivables Trusts
CVA: Credit valuation adjustment
DCENT: Discover Card Execution Note Trust
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
FFIEC: Federal Financial Institutions Examination Council
FHLB: Federal Home Loan Bank
FICC - GSD: Fixed Income Clearing Corporation - Government Securities Division
FICO: Fair Isaac Corporation
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally accepted accounting principles in the U.S.

76	Capital One Financial Corporation (COF)

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
PCD: Purchase credit deteriorated
PPI: Payment protection insurance
RMBS: Residential mortgage-backed securities
S&P: Standard & Poor’s
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

77	Capital One Financial Corporation (COF)

78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2025	2024	2025	2024
Interest income:
Loans, including loans held for sale	$12,449	$9,993	$22,606	$19,913
Investment securities	784	700	1,554	1,387
Other	595	587	1,086	1,157
Total interest income	13,828	11,280	25,246	22,457
Interest expense:
Deposits	3,120	2,874	5,835	5,686
Securitized debt obligations	164	258	340	519
Senior and subordinated notes	535	591	1,040	1,197
Other borrowings	14	11	23	21
Total interest expense	3,833	3,734	7,238	7,423
Net interest income	9,995	7,546	18,008	15,034
Provision for credit losses	11,430	3,909	13,799	6,592
Net interest income after provision for credit losses	(1,435)	3,637	4,209	8,442
Non-interest income:
Discount and interchange fees, net	1,478	1,249	2,701	2,394
Service charges and other customer-related fees	658	459	1,167	921
Other	361	252	616	559
Total non-interest income	2,497	1,960	4,484	3,874
Non-interest expense:
Salaries and associate benefits	2,999	2,200	5,545	4,678
Occupancy and equipment	737	551	1,352	1,105
Marketing	1,345	1,064	2,547	2,074
Professional services	653	316	1,090	578
Communications and data processing	413	355	812	706
Amortization of intangibles	271	19	287	38
Other	573	441	1,260	904
Total non-interest expense	6,991	4,946	12,893	10,083
Income (loss) from continuing operations before income taxes	(5,929)	651	(4,200)	2,233
Income tax provision (benefit)	(1,666)	54	(1,341)	356
Income (loss) from continuing operations, net of tax	(4,263)	597	(2,859)	1,877
Loss from discontinued operations, net of tax	(14)	—	(14)	—
Net income (loss)	(4,277)	597	(2,873)	1,877
Dividends and undistributed earnings allocated to participating securities	(4)	(9)	(9)	(32)
Preferred stock dividends	(65)	(57)	(122)	(114)
Discount on redeemed preferred stock	6	0	6	0
Net income (loss) available to common stockholders	$(4,340)	$531	$(2,998)	$1,731
Basic earnings per common share:
Net income (loss) from continuing operations	$(8.55)	$1.39	$(6.71)	$4.52
Net loss from discontinued operations	(0.03)	0.00	(0.03)	0.00
Net income (loss) per basic common share	$(8.58)	$1.39	$(6.74)	$4.52
Diluted earnings per common share:
Net income (loss) from continuing operations	$(8.55)	$1.38	$(6.71)	$4.51
Net loss from discontinued operations	(0.03)	0.00	(0.03)	0.00
Net income (loss) per diluted common share	$(8.58)	$1.38	$(6.74)	$4.51

See Notes to Consolidated Financial Statements.
79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net income (loss)	$(4,277)	$597	$(2,873)	$1,877
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	254	(184)	1,325	(1,028)
Net unrealized gains (losses) on hedging relationships	392	18	1,062	(392)
Foreign currency translation adjustments	64	(1)	80	(14)
Other	0	0	0	1
Other comprehensive income (loss), net of tax	710	(167)	2,467	(1,433)
Comprehensive income (loss)	$(3,567)	$430	$(406)	$444

See Notes to Consolidated Financial Statements.
80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,854	$3,028
Interest-bearing deposits and other short-term investments	54,255	40,202
Total cash and cash equivalents	59,109	43,230
Restricted cash for securitization investors	2,469	441
Securities available for sale (amortized cost of $95.4 billion and $93.0 billion and allowance for credit losses of $3 million and $4 million as of June 30, 2025 and December 31, 2024, respectively)	87,196	83,013
Loans held for investment:
Unsecuritized loans held for investment	384,413	298,241
Loans held in consolidated trusts	54,884	29,534
Total loans held for investment	439,297	327,775
Allowance for credit losses	(23,873)	(16,258)
Net loans held for investment	415,424	311,517
Loans held for sale ($152 million and $87 million carried at fair value as of June 30, 2025 and December 31, 2024, respectively)	198	202
Premises and equipment, net	5,687	4,511
Interest receivable	3,373	2,532
Goodwill	28,335	15,059
Other intangible assets	18,157	233
Other assets	30,904	29,406
Assets of discontinued operations	8,116	0
Total assets	$658,968	$490,144

Liabilities:
Interest payable	$888	$666
Deposits:
Non-interest-bearing deposits	27,879	26,122
Interest-bearing deposits	440,231	336,585
Total deposits	468,110	362,707
Securitized debt obligations	14,658	14,264
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	742	562
Senior and subordinated notes	36,706	30,696
Other borrowings	560	29
Total other debt	38,008	31,287
Other liabilities	26,316	20,436
Liabilities of discontinued operations	32	0
Total liabilities	548,012	429,360
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,980,700 and 4,975,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 706,729,115 and 702,224,674 shares issued as of June 30, 2025 and December 31, 2024, respectively; 639,517,306 and 381,230,343 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	7	7
Additional paid-in capital, net	63,465	36,428
Retained earnings	60,892	64,505
Accumulated other comprehensive loss	(6,819)	(9,286)
Treasury stock, at cost (par value $0.01 per share; 67,211,809 and 320,994,331 shares as of June 30, 2025 and December 31, 2024, respectively)	(6,589)	(30,870)
Total stockholders’ equity	110,956	60,784
Total liabilities and stockholders’ equity	$658,968	$490,144

See Notes to Consolidated Financial Statements.
81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income (loss)						1,404	1,757		3,161
Dividends—common stock(1)			12,211	0	2	(236)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(375)	(375)
Issuances of common stock and restricted stock, net of forfeitures			3,572,356	0	93				93
Exercises of stock options			14,070	0	1				1
Compensation expense for restricted stock units					169				169
Balance as of March 31, 2025	4,975,000	$0	705,823,311	$7	$36,693	$65,616	$(7,529)	$(31,245)	$63,542
Comprehensive income (loss)						(4,277)	710		(3,567)
Dividends—common stock(1)			2,163	0	0	(388)			(388)
Dividends—preferred stock						(65)			(65)
Purchases of treasury stock								(167)	(167)
Issuances of common stock and restricted stock, net of forfeitures			903,641	0	111				111
Reissuance of treasury stock related to the Transaction			0	0	25,763			24,823	50,586
Issuances of preferred stock related to the Transaction	10,700	0			1,068				1,068
Redemptions of preferred stock	(5,000)	0			(506)	6			(500)
Compensation expense for restricted stock units					214				214
Fair value of purchase consideration related to restricted stock units					122				122
Balance as of June 30, 2025	4,980,700	$0	706,729,115	$7	$63,465	$60,892	$(6,819)	$(6,589)	$110,956

See Notes to Consolidated Financial Statements.
82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(2)						(25)			(25)
Comprehensive income (loss)						1,280	(1,266)		14
Dividends—common stock(1)			24,969	0	3	(238)			(235)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(249)	(249)
Issuances of common stock and restricted stock, net of forfeitures			3,470,983	0	80				80
Exercises of stock options			15,000	0	1				1
Compensation expense for restricted stock units					183				183
Balance as of March 31, 2024	4,975,000	$0	699,753,620	$7	$35,808	$61,905	$(9,534)	$(30,385)	$57,801
Comprehensive income (loss)						597	(167)		430
Dividends—common stock(1)			8,354	0	2	(234)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(163)	(163)
Issuances of common stock and restricted stock, net of forfeitures			941,120	0	95				95
Compensation expense for restricted stock units					107				107
Balance as of June 30, 2024	4,975,000	$0	700,703,094	$7	$36,012	$62,211	$(9,701)	$(30,548)	$57,981
__________
(1)We declared dividends per share on our common stock of $0.60 in the second quarter of 2025 and 2024, and $1.20 in the first six months of 2025 and 2024.
(2)Impact from the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.

See Notes to Consolidated Financial Statements.
83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Operating activities:
Income (loss) from continuing operations, net of tax	$(2,859)	$1,877
Loss from discontinued operations, net of tax	(14)	0
Net income	(2,873)	1,877
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	13,799	6,592
Depreciation and amortization, net	1,823	1,617
Deferred tax benefit	(2,262)	(353)
Loss (gain) on sales of loans	(2)	27
Stock-based compensation expense	402	298
Other	70	31
Loans held for sale:
Originations and purchases	(2,297)	(2,068)
Proceeds from sales and paydowns	2,394	1,997
Changes in operating assets and liabilities:
Changes in interest receivable	85	(16)
Changes in other assets	(717)	(444)
Changes in interest payable	(125)	19
Changes in other liabilities	538	(324)
Net change from discontinued operations	(102)	0
Net cash from operating activities	$10,733	$9,253
Investing activities:
Securities available for sale:
Purchases	(6,627)	(6,859)
Proceeds from paydowns and maturities	8,910	5,347
Proceeds from sales	1	0
Proceeds from sales of securities related to the Transaction	9,696	0
Loans:
Net changes in loans originated as held for investment	(11,798)	(4,683)
Principal recoveries of loans previously charged off	2,179	1,374
Changes in premises and equipment	(747)	(536)
Net cash received in the Transaction	16,464	0
Net cash used in other investing activities	(762)	(500)
Net cash from investing activities	$17,316	$(5,857)

See Notes to Consolidated Financial Statements.
84	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Financing activities:
Deposits and borrowings:
Changes in deposits	$(1,468)	$3,050
Maturities and paydowns of securitized debt obligations	(5,561)	(812)
Issuance of senior and subordinated notes	1,742	1,993
Maturities and paydowns of senior and subordinated notes	(3,447)	(2,911)
Changes in other borrowings	173	175
Common stock:
Net proceeds from issuances	204	175
Dividends paid	(622)	(467)
Preferred stock:
Dividends paid	(122)	(114)
Redemptions	(500)	0
Purchases of treasury stock	(542)	(412)
Proceeds from share-based payment activities	1	1
Net cash from (used in) financing activities	(10,142)	678
Changes in cash, cash equivalents and restricted cash for securitization investors	17,907	4,074
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,671	43,755
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$61,578	$47,829
Supplemental cash flow information:
Interest paid	$6,604	$6,485
Income tax paid	221	226
Non-cash item:
Reissuance of treasury stock, issuance of preferred stock and stock-based compensation awards related to the Transaction	$51,790	$0

See Notes to Consolidated Financial Statements.
85	Capital One Financial Corporation (COF)

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
As of June 30, 2025, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Note 2—Business Combinations and Discontinued Operations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the U.S. We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network, Diners Club International, and Network Partners (collectively, the “Global Payment Network”). The Discover Network processes transactions for Discover-branded credit and debit cards and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club International (“Diners Club”) is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and/or provide card acceptance services. We also have agreements with a number of financial institutions, financial technology firms, networks, network-to-network partners and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Global Payment Network.
We also offer credit card products and certain other services outside of the U.S. through Capital One (Europe) plc (“COEP”), an indirect subsidiary of CONA organized and located in the United Kingdom (“U.K.”), and through a branch of CONA in Canada. Both COEP and our Canadian branch of CONA have the authority to provide credit card loans. In addition, we offer Global Payment Network services globally.
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2024 Annual Report on Form 10-K (“2024 Form 10-K”). We have described relevant updates to the significant accounting policies presented in 2024 Form 10-K below. Such updates are primarily a result of the Transaction (as defined below).

86	Capital One Financial Corporation (COF)

Discount and Interchange Income
Discount and interchange income represents the amounts we earn and retain from transactions between cardholders and merchants on credit and debit card products. Contractually defined per-transaction fee amounts typically apply to each type of transaction processed. We recognize discount and interchange income upon settlement.
Discount income represents the amount we charge merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We stand ready to process payment transactions as and when a transaction is presented.
Generally, interchange income is earned from two sources. We earn acquirer interchange income primarily from merchant acquirers on Discover Network, Diners Club and PULSE Network transactions made by credit and debit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. Under these agreements, we stand ready to process payment transactions as and when each is presented. We also earn interchange income as a card issuer in the form of a fee for standing ready to authorize and providing settlement on credit and debit card transactions processed through the Mastercard® (“Mastercard”) and Visa® (“Visa”) interchange networks. The levels and structure of interchange rates we earn as a card issuer are set by Mastercard and Visa and can vary based on cardholder purchase volumes, among other factors.
We pay issuer interchange to card issuing entities that have entered into contractual arrangements to issue cards on the Discover Network and on certain transactions on the Diners Club and PULSE networks. This cost is contractually established and is based on the card issuing organization’s transaction volume. We present this cost as a reduction of discount and interchange income. We accrue for the cost at the time each underlying card transaction is captured for settlement. See “Note 13—Business Segments and Revenue from Contracts with Customers” for additional details.
Other Intangible Assets
Intangible assets with finite useful lives are amortized on either an accelerated or straight-line basis over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Intangible assets that have indefinite useful lives are not amortized, but are tested for impairment annually or more frequently if adverse circumstances indicate that it is more likely than not that the carrying amount of the asset exceeds its fair value. See “Note 7—Goodwill and Other Intangible Assets” for additional information.
Income Taxes
Our effective tax rate in the second quarter of 2025 was computed utilizing the year-to-date method, which is permitted by the applicable accounting guidance when a reliable estimate of the annual effective tax rate cannot be made. The year-to-date method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. We changed our methodology in the second quarter of 2025 due to our conclusion that we could not reliably estimate our annual effective tax rate for 2025 because of the relationship of our tax credit investments in proportion to our pre-tax earnings, resulting from the $8.8 billion build in the allowance for credit losses for non-purchased credit deteriorated (“non-PCD”) loans acquired in the Transaction (as defined below) recorded through provision expense. The continued use of the year-to-date method will be reevaluated for appropriateness in future periods.

87	Capital One Financial Corporation (COF)

NOTE 2—BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS
Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (i) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (ii) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (iii) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and Second Step Merger, the “Transaction”). The Transaction will enable the Company to leverage its newly acquired networks, customer base, technology, and data ecosystem to drive value for merchants, consumers, and small businesses.
Upon closing, each share of common stock of Discover outstanding immediately prior to the effective time of the Merger, other than certain shares held by Discover or Capital One, was converted into the right to receive 1.0192 shares of common stock of Capital One. Holders of Discover common stock received cash in lieu of fractional shares. At the effective time of the Second Step Merger, each share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series C, of Discover, and each share of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, of Discover, in each case outstanding immediately prior to the effective time of the Second Step Merger, was converted into the right to receive a share of newly created Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series O or 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series P of Capital One. The following table summarizes the terms of the preferred stock issued as part of the Transaction.
Table 2.1: Summary of Preferred Stock Terms

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Issued
Series	Description	Issuance Date
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027;Quarterly thereafter	100,000	5,700
Series P(1)	6.125% Fixed- Rate Reset Non-Cumulative	May 18, 2025	June 23, 2025	6.125% through 9/22/2025; resets 9/23/2025 and every subsequent 5 year anniversary at 5-Year Treasury Rate +5.783%	Semi-Annually	100,000	5,000
________
(1)Series P was fully redeemed on June 30, 2025. See “Item 2. MD&A—Capital Management” for additional information.
The Company reissued 256,497,213 shares of treasury stock valued at $50.6 billion as of the Closing Date to holders of Discover common stock, issued the 10,700 shares of Series O and Series P preferred stock described in the table above to holders of Discover preferred stock valued at $1.1 billion, and exchanged Discover stock-based compensation awards for Capital One replacement awards with a Closing Date value of $136 million, representing total purchase consideration of $51.8 billion.
For the three and six months ended June 30, 2025, we have incurred $299 million and $409 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $643 million of integration expenses through June 30, 2025.
We accounted for the Transaction as a business combination in accordance with Topic 805, Business Combinations (“ASC 805”), with the Company as the accounting acquirer. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their respective fair values as of the Closing Date, unless otherwise required. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change. Fair value estimates related to the assets acquired and liabilities

88	Capital One Financial Corporation (COF)

assumed are subject to adjustment for up to one year after the Closing Date as additional information becomes available. The Company’s purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, intangible assets, deposits and certain other assets and liabilities.
The following Tables 2.2 through 2.5 present the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the Closing Date.
Table 2.2: Preliminary Allocation of Purchase Consideration

(in millions, except share and per share data)	Fair Value
Purchase consideration:
Shares of Discover common stock issued and outstanding immediately prior to the acquisition	251,679,740
Exchange ratio	1.0192
Number of shares of Capital One treasury stock reissued in the acquisition before fractional shares adjustment	256,511,991
Less: Number of fractional shares	(14,778)
Number of shares of Capital One treasury stock reissued in the acquisition	256,497,213
Price per share of Capital One common stock	$197.22
Fair value of consideration for outstanding common stock	50,586
Fair value of consideration for preferred stock	1,068
Fair value of consideration related to stock-based compensation awards	136
Cash in lieu of fractional shares	3
Fair value of purchase consideration	$51,793
Allocation of purchase consideration to net assets acquired:
Preliminary fair value of assets acquired:
Cash and cash equivalents and Restricted cash for securitization investors(1)	$16,467
Securities available for sale	14,108
Net loans held for investment (see Table 2.3)	108,609
Premises and equipment	1,065
Interest receivable	926
Intangible assets (see Table 2.4)	18,210
Other assets (2)	1,254
Assets of discontinued operations(3)	7,982
Preliminary fair value of liabilities assumed:
Interest payable	347
Non-interest-bearing deposits	1,516
Interest-bearing deposits (see Table 2.5)	105,201
Securitized debt obligations	5,827
Senior and subordinated notes	6,917
Other borrowings	538
Deferred tax liability(4)	3,603
Other liabilities(5)	6,121
Preliminary fair value of net assets acquired	$38,551
Preliminary Goodwill	$13,242
________
(1)Includes $1.0 billion restricted cash primarily related to securitization investors.
(2)Includes tax credit and other investments, non-loan receivables, derivative assets, and other short-term assets.
(3)Includes $7.9 billion of home loans classified as discontinued operations.
(4)The Transaction generated a net deferred tax liability. On a consolidated basis, this net deferred tax liability is included in Other assets on the Consolidated Balance Sheet as we have a total net deferred tax asset as of June 30, 2025.
(5)Includes rewards liabilities, associate compensation and benefit related liabilities, derivative liabilities, and other accrued expenses. Also includes the liability related to the card product misclassification matter as of the Closing Date. For additional information, refer to “Note 14—Commitments, Contingencies, Guarantees and Others.”

89	Capital One Financial Corporation (COF)

The following table includes the fair value and unpaid principal balance of the acquired loans held for investment:
Table 2.3: Acquired Loans Held for Investment

(Dollars in millions)	Unpaid Principal Balance	Premium/(Discount)(1)	Loans held for investment	Allowance for credit losses	Net loans held for investment
Non-PCD loans	$101,614	$1,069	$102,683	$—	$102,683
PCD loans	6,894	(538)	6,356	(2,870)	3,486
Recoveries on acquired Discover loans that are fully charged off(2)	N/A	(865)	(865)	3,305	2,440
Total	$108,508	$(334)	$108,174	$435	$108,609
________
(1)The premium of $1.1 billion for Non-PCD loans and non-credit discount of $1.4 billion for PCD loans will be amortized over the period of expected cash flows of the applicable loans.
(2)Charge-offs exclude $19.4 billion of acquired PCD loans that are fully charged-off, with the expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
Purchased loans were evaluated to determine if, at the time of purchase, the loans had experienced a more-than-insignificant deterioration in credit quality since origination. In evaluating PCD loans, we considered a variety of factors including but not limited to delinquency, loan modification, revocation of revolving privileges and other qualitative factors that indicate deterioration in credit quality. Contractual rights to collect on recoveries of loans charged off by Discover were also considered in scope of the PCD accounting model.
Subsequent to close, we recorded an allowance for credit losses for non-PCD loans of $8.8 billion through the provision for credit losses in accordance with ASC 326.
The following table summarizes the fair value of the intangible assets acquired:
Table 2.4: Fair Value of Acquired Intangible Assets

(Dollars in millions)	Useful Life (1)	Amortization Methodology	Fair Value
Purchased credit card relationships	11	Accelerated	$10,300
Network and financial partner relationships	11	Straight-line	1,500
Core deposit	10	Accelerated	1,040
Intangible assets with definite lives			12,840
Discover Network	N/A	N/A - Indefinite useful life	3,100
Brand/Trade names	N/A	N/A - Indefinite useful life	2,270
Intangible assets with indefinite lives			5,370
Total intangible assets			$18,210
________
(1)Weighted-average amortization period for acquired amortizing intangible assets is 11 years.

90	Capital One Financial Corporation (COF)

The following table summarizes the fair value of the interest-bearing deposits acquired:
Table 2.5: Fair Value of Acquired Interest-bearing Deposits

(Dollars in millions)	Fair Value
Time deposits	$39,623
Other interest-bearing deposits	65,578
Total interest-bearing deposits	$105,201

We recorded preliminary goodwill of $13.2 billion, representing the amount by which total purchase consideration exceeded the preliminary fair value of the net assets acquired. As the Company continues to evaluate the underlying inputs and assumptions that are being used in the fair value estimates of net assets acquired, we may obtain additional information during the measurement period that may result in changes to the preliminary estimate of fair value of net assets acquired, preliminary goodwill, and the allocation of preliminary goodwill to our business segments. The preliminary goodwill has been temporarily allocated to the Other category, given the size and complexity of the Transaction. Goodwill will be reallocated to the appropriate reporting units prior to our annual goodwill impairment test, which will be performed as of October 1, 2025. The preliminary goodwill is primarily attributable to the revenue and cost synergies expected to arise from the Transaction. As the Transaction is nontaxable, goodwill is not deductible for tax purposes.
The following is a description of the methods used to determine the fair values of the significant assets acquired and liabilities assumed.
Cash and cash equivalents and Restricted cash for securitization investors: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets, with the exception of certain securities maturing in less than 90 days from the Closing Date, which followed the same fair value methodology as Investment Securities.
Investment Securities: Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or discounted cash flow methodologies. This fair value methodology is consistent with that described in “Note 12—Fair Value Measurement” for our investment securities portfolio.
Loans: Fair values for loans held for investment were based on a discounted cash flow methodology that considered credit loss expectations, market interest rates and other market factors from the perspective of a market participant. Loans were grouped together according to similar characteristics when applying various valuation assumptions. The probability of default, loss given default and prepayment assumptions were the key factors driving credit losses which were embedded into the estimated cash flows. These assumptions were informed by internal data on loan characteristics, historical loss experience, and market data. The interest component of the estimate was determined by discounting interest and principal cash flows through the life of each loan. The discount rates used for loans reflect market participants' considerations of prepayment, default, market, liquidity and other risk associated with the portfolio.
Interest Receivable: The fair value of interest receivable approximated its carrying amount due to the short-term nature of the receivable.
Intangible assets: The intangible assets identified in the Transaction include purchased credit card relationships, the Discover Network, brand/trade names, network and financial partner relationships and a core deposit intangible. All intangible assets were valued using an income approach under which future cash flows for each intangible asset were forecasted, tax-effected and then discounted using an appropriately risk-adjusted discount rate. A description of each intangible asset, along with the key inputs used in its valuation, is provided below:
•Purchased credit card relationships: represent the value of future activity from existing credit card relationships over their expected lives. The fair value was estimated utilizing the multi-period excess earnings method, a type of the income approach. The key inputs into the valuation included projected future finance charge and fee income using assumptions of cardholder activity, relevant operating costs for managing these relationships, attrition based on

91	Capital One Financial Corporation (COF)

cardholder account retention levels, contributory asset charges reflective of the other assets of the business that are required to generate these cash flows, a discount rate determined based on the estimated cost of equity, risk-free return rate and risk premium for the market and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Network and financial partner relationships: represent the value associated with the economics generated by the existing third-party partners, including third-party issuers of PULSE debit cards. The fair value was estimated utilizing the multi-period excess earnings method, a type of the income approach. The key inputs into the valuation included cash flow forecasts derived from revenue attributable to the partner relationships less applicable operating costs, attrition based on customer retention levels, the discount rate determined based on the estimated cost of equity, risk-free return rate and risk premium for the market and the specific risk profile of the respective intangible assets relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Core deposit: represents the economics associated with the favorable funding spread between the acquired core deposit base and alternative sources of funding. The fair value was estimated utilizing the cost savings method, a type of the income approach. The key inputs into the valuation included attrition based on customer retention levels, alternative cost of funds at the time of acquisition, expected balance inflation over time, the discount rate determined based on the estimated cost of equity, risk-free return rate and risk premium for the market and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Discover Network: represents the value associated with the economics generated by the proprietary payment network, including any expected synergies. The fair value was estimated utilizing the multi-period excess earnings method, a type of the income approach. The key inputs into the valuation included the cash flow forecast derived from projected future revenues and costs associated with the network (inclusive of any synergies), contributory asset charges reflective of the other assets that are required in order for the network to generate these projected cash flows, a discount rate determined based on the estimated cost of equity, risk-free return rate and risk premium for the market and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Brand/Trade names: represent the economic benefits of the ability to generate revenue based on the value of the trade names, which include the Discover, Diners Club and PULSE brands. The fair value for each was estimated utilizing the relief-from-royalty-method, a type of the income approach. The key inputs into the valuation included assumed royalty rates based on market transactions, cash flow forecasts derived from revenue attributable to each trade name, a discount rate determined based on the estimated cost of equity, risk-free return rate and risk premium for the market and the specific risk profile of the respective intangible assets relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
Interest-bearing deposits: The fair value of the time deposits was determined using a discounted cash flow model, whereby the expected cash flows associated with these time deposits were discounted at a market rate. The carrying amount of savings deposits, money market accounts, and other interest-bearing deposits approximated their fair values.
Securitized debt obligations: Senior and subordinated notes; and Other borrowings: Fair values for securitized debt obligations, senior and subordinated notes, and other borrowings were based on quoted market prices, where available. If a market price was not available, valuations were based on quoted prices of comparable instruments. If neither approach was available, a discounted cash flow analysis was used, incorporating prevailing borrowing rates for similar financial instruments.
Discover Employee Benefit Plans
As a result of the Transaction, we acquired Discover's qualified 401(k) plan (the “Discover 401(k) Plan”) in which eligible U.S. associates may participate. We match participants’ contributions to this plan and also contribute a fixed amount to eligible employees. In addition to the Discover 401(k) Plan, we acquired Discover’s frozen qualified non-contributory defined benefit pension plan (the “Discover Pension Plan”). The Discover Pension Plan generally provides retirement benefits that are based on each participant’s years of credited service prior to 2009 and on compensation specified in the Discover Pension Plan. The Discover Pension Plan was over-funded as of the date of the Transaction.

92	Capital One Financial Corporation (COF)

Pro Forma Financial Information (unaudited)
Our results from continuing operations for the second quarter of 2025 include contributions to net interest income, non-interest income, and net income from continuing operations of $1.7 billion, $347 million, and $(6.4) billion, respectively, from Discover. These results include the impacts from purchase accounting and the impact to provision for credit losses for the Discover non-PCD loan portfolio and exclude any amounts from areas that have been integrated and are therefore are not distinguishable from the results of our combined results of operations.
The table below presents certain unaudited pro forma information that combines the historical results of operations of Capital One and Discover for the three and six months ended June 30, 2025 and 2024, as if the Transaction had occurred on January 1, 2024. Included in the pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of discounts on certain acquired loans, transaction costs, as well as reflecting the impact of Discover’s sale of its student loan portfolio in 2024.
Table 2.6: Selected Unaudited Pro Forma Results

	Combined Pro Forma Results
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net interest income(1)	$12,044	$11,017	$23,755	$21,843
Non-interest income	2,848	2,802	5,442	5,263
Income from continuing operations, net of tax(2)	2,816	1,532	4,987	(2,518)
________
(1)Combined pro forma net interest income for the three months and six months ended June 30, 2024 was adjusted to remove $256 million and $520 million, respectively, of interest income from the sold Discover student loan portfolio.
(2)Combined pro forma income from continuing operations, net of tax was adjusted to reflect the $8.8 billion increase to the provision for credit losses for the Discover non-PCD loan portfolio recognized in the three months ended June 30, 2025 as if it had been recognized consistent with a Closing Date of January 1, 2024.

This pro forma financial information is presented for illustrative purposes only and does not necessarily reflect what the actual combined financial results would have been had the closing of the Transaction been completed on January 1, 2024, nor is the information indicative of the results of operations in future periods. The pro forma financial information does not reflect the impact of possible business model changes nor does it consider any potential impacts of synergies, market conditions, or other factors.
Discontinued Operations
In the second quarter of 2025, the Board of Directors approved a plan to exit the Discover Home Loan business acquired as a part of the Transaction. The Home Loan business includes the origination and servicing of conventional mortgage refinance and home equity loans that are single family, owner occupied, closed-end with fixed interest rates, terms and payments, and are secured by a first or second lien. We are actively marketing the business and are in the process of identifying potential buyers, with the sale expected to close within one year. As a result, the assets and liabilities of the Home Loan business have been classified as held for sale and are reported as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheets, along with any associated hedges. The results of the Home Loan business, including any associated hedges, have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statement of income.

93	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of June 30, 2025 and December 31, 2024, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our investment securities aggregated by major security type as of June 30, 2025 and December 31, 2024. Accrued interest receivable of $304 million and $262 million as of June 30, 2025 and December 31, 2024, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	June 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$8,397	$0	$20	$(8)	$8,409
RMBS:
Agency	74,225	0	117	(8,018)	66,324
Non-agency	547	(3)	71	(2)	613
Total RMBS	74,772	(3)	188	(8,020)	66,937
Agency CMBS	8,848	0	29	(437)	8,440
Other securities(1)	3,407	0	4	(1)	3,410
Total investment securities available for sale	$95,424	$(3)	$241	$(8,466)	$87,196

	December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,114	$0	$5	$(9)	$6,110
RMBS:
Agency	74,177	0	57	(9,527)	64,707
Non-agency	567	(4)	64	(6)	621
Total RMBS	74,744	(4)	121	(9,533)	65,328
Agency CMBS	8,389	0	17	(581)	7,825
Other securities(1)	3,748	0	5	(3)	3,750
Total investment securities available for sale	$92,995	$(4)	$148	$(10,126)	$83,013
__________
(1)Includes $1.5 billion and $2.0 billion of asset-backed securities (“ABS”) as of June 30, 2025 and December 31, 2024, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

94	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$2,708	$(4)	$1,198	$(4)	$3,906	$(8)
RMBS:
Agency	7,950	(79)	47,709	(7,939)	55,659	(8,018)
Non-agency	5	0	10	0	15	0
Total RMBS	7,955	(79)	47,719	(7,939)	55,674	(8,018)
Agency CMBS	874	(3)	5,554	(434)	6,428	(437)
Other securities	1,042	(1)	38	0	1,080	(1)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$12,579	$(87)	$54,509	$(8,377)	$67,088	$(8,464)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,724	$(6)	$931	$(3)	$2,655	$(9)
RMBS:
Agency	11,324	(178)	48,707	(9,349)	60,031	(9,527)
Non-agency	3	0	11	(1)	14	(1)
Total RMBS	11,327	(178)	48,718	(9,350)	60,045	(9,528)
Agency CMBS	700	(7)	5,677	(574)	6,377	(581)
Other securities	1,438	(3)	0	0	1,438	(3)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$15,189	$(194)	$55,326	$(9,927)	$70,515	$(10,121)
__________
(1)    Consists of approximately 2,520 and 2,740 securities in gross unrealized loss positions as of June 30, 2025 and December 31, 2024, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of June 30, 2025, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any hedge accounting relationships.

95	Capital One Financial Corporation (COF)

Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	June 30, 2025
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$2,718	$2,706	$2,985	$0	$8,409
RMBS(1):
Agency	2	106	1,191	65,025	66,324
Non-agency	0	0	27	586	613
Total RMBS	2	106	1,218	65,611	66,937
Agency CMBS(1)	1,143	3,022	2,360	1,915	8,440
Other securities	172	3,200	0	38	3,410
Total securities available for sale	$4,035	$9,034	$6,563	$67,564	$87,196
Amortized cost of securities available for sale	$4,039	$9,121	$6,778	$75,486	$95,424
Weighted-average yield for securities available for sale	4.19%	3.93%	3.99%	3.82%	3.86%
__________
(1)As of June 30, 2025, the weighted-average expected maturities of RMBS and Agency CMBS were 7.9 years and 4.4 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three and six months ended June 30, 2025, total proceeds from sales of our securities were $9.7 billion with immaterial losses. We had no sales of securities for the three and six months ended June 30, 2024. We acquired $14.1 billion in investment securities from the Transaction. Following the completion of the Transaction, we sold approximately $9.7 billion of acquired debt securities in an effort to optimize our liquidity position.
Securities Pledged and Received
We pledged investment securities totaling $38.5 billion and $39.4 billion as of June 30, 2025 and December 31, 2024, respectively. These securities are primarily pledged to support our advances from Federal Home Loan Bank (“FHLB”) advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $7 million and $18 million as of June 30, 2025 and December 31, 2024, respectively, related to our derivative transactions.

96	Capital One Financial Corporation (COF)

NOTE 4—LOANS
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. We further divide our loans held for investment into three portfolio segments: Credit Card, Consumer Banking and Commercial Banking. The Credit Card segment consists of domestic credit card loans, international credit card loans and personal loans. The Consumer Banking segment consists of auto and retail banking loans. The Commercial Banking segment consists of commercial and multifamily real estate as well as commercial and industrial loans. The information presented in the tables in this note excludes loans held for sale, which are carried at either fair value (if we elect the fair value option) or at the lower of cost or fair value.
Accrued interest receivable of $3.0 billion and $2.2 billion as of June 30, 2025 and December 31, 2024, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2025 and December 31, 2024. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$243,401	$2,702	$1,985	$4,393	$9,080	$252,481
Personal loans	9,622	67	53	46	166	9,788
International card businesses	7,096	119	73	152	344	7,440
Total credit card	260,119	2,888	2,111	4,591	9,590	269,709
Consumer Banking:
Auto	75,647	2,680	1,281	409	4,370	80,017
Retail banking	1,200	11	2	3	16	1,216
Total consumer banking	76,847	2,691	1,283	412	4,386	81,233
Commercial Banking:
Commercial and multifamily real estate	32,757	126	84	0	210	32,967
Commercial and industrial	55,002	1	69	316	386	55,388
Total commercial banking	87,759	127	153	316	596	88,355
Total loans(1)	$424,725	$5,706	$3,547	$5,319	$14,572	$439,297
% of Total loans	96.68%	1.30%	0.81%	1.21%	3.32%	100.00%

97	Capital One Financial Corporation (COF)

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$148,565	$1,973	$1,503	$3,577	$7,053	$155,618
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	6,570	107	72	141	320	6,890
Total credit card	155,135	2,080	1,575	3,718	7,373	162,508
Consumer Banking:
Auto	71,600	3,149	1,529	551	5,229	76,829
Retail banking	1,237	13	3	10	26	1,263
Total consumer banking	72,837	3,162	1,532	561	5,255	78,092
Commercial Banking:
Commercial and multifamily real estate	31,733	31	9	130	170	31,903
Commercial and industrial	55,030	3	22	217	242	55,272
Total commercial banking	86,763	34	31	347	412	87,175
Total loans(1)	$314,735	$5,276	$3,138	$4,626	$13,040	$327,775
% of Total loans	96.02%	1.61%	0.96%	1.41%	3.98%	100.00%
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $946 million and $1.2 billion as of June 30, 2025 and December 31, 2024, respectively.

98	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of June 30, 2025 and December 31, 2024. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $3 million and $20 million for the three and six months ended June 30, 2025, respectively, and $6 million and $31 million for the three and six months ended June 30, 2024, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2025			December 31, 2024
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$4,393	N/A	$0	$3,577	N/A	$0
Personal loans	45	$11	0	N/A	N/A	N/A
International card businesses	144	12	0	134	$10	0
Total credit card	4,582	23	0	3,711	10	0
Consumer Banking:
Auto	0	585	0	0	750	0
Retail banking	0	18	9	0	25	12
Total consumer banking	0	603	9	0	775	12
Commercial Banking:
Commercial and multifamily real estate	0	348	176	0	509	227
Commercial and industrial	86	803	430	96	701	607
Total commercial banking	86	1,151	606	96	1,210	834
Total	$4,668	$1,777	$615	$3,807	$1,995	$846
% of Total loans held for investment	1.06%	0.40%	0.14%	1.16%	0.61%	0.26%

99	Capital One Financial Corporation (COF)

Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio segment below.
Credit Card
Our Credit Card segment is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our Credit Card segment correlates to broad economic trends, such as the U.S. unemployment rate and U.S. Real Gross Domestic Product (“GDP”) growth rate, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our Credit Card segment is delinquency trends, including an analysis of loan migration between delinquency categories over time.
The tables below present our Credit Card segment by delinquency status as of June 30, 2025 and December 31, 2024.
Table 4.3: Domestic and International Credit Card Delinquency Status

	June 30, 2025			December 31, 2024
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$242,322	$1,079	$243,401	$148,112	$453	$148,565
30-59 days	2,643	59	2,702	1,944	29	1,973
60-89 days	1,940	45	1,985	1,483	20	1,503
Greater than 90 days	4,300	93	4,393	3,549	28	3,577
Total domestic credit card	251,205	1,276	252,481	155,088	530	155,618

International card businesses:
Current	7,054	42	7,096	6,533	37	6,570
30-59 days	115	4	119	102	5	107
60-89 days	70	3	73	69	3	72
Greater than 90 days	147	5	152	135	6	141
Total international card businesses	$7,386	$54	$7,440	$6,839	$51	$6,890

100	Capital One Financial Corporation (COF)

Table 4.4: Personal Loans Delinquency Status

	June 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$2,225	$3,652	$2,294	$988	$335	$128	$9,622	$0	$0	$9,622
30-59 days	3	20	25	13	4	2	67	0	0	67
60-89 days	1	16	20	11	4	1	53	0	0	53
Greater than 90 days	1	13	17	10	3	2	46	0	0	46
Total personal loans	$2,230	$3,701	$2,356	$1,022	$346	$133	$9,788	$0	$0	$9,788
The personal loans delinquency status table as of December 31, 2024 is not comparative as the Closing Date was subsequent to the period.

101	Capital One Financial Corporation (COF)

Consumer Banking
Our Consumer Banking segment consists of auto and retail banking loans. Similar to our Credit Card segment, the risk in our Consumer Banking segment correlates to broad economic trends as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we consider when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they measure the creditworthiness of borrowers. Delinquency trends are the key indicator we assess in monitoring the credit quality and risk of our retail banking loan portfolio.
The table below presents loans held for investment in our Consumer Banking segment loans held for investment by credit quality indicator as of June 30, 2025 and December 31, 2024. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.5: Consumer Banking Portfolio by Vintage Year

	June 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$9,274	$14,173	$6,668	$6,285	$4,022	$1,040	$41,462	$0	$0	$41,462
621-660	3,466	4,790	2,846	2,253	1,436	517	15,308	0	0	15,308
620 or below	6,503	7,052	4,006	2,814	1,852	1,020	23,247	0	0	23,247
Total auto	19,243	26,015	13,520	11,352	7,310	2,577	80,017	0	0	80,017

Retail banking—Delinquency status:
Current	57	130	74	83	44	466	854	343	3	1,200
30-59 days	0	0	0	0	0	3	3	8	0	11
60-89 days	0	0	0	0	0	0	0	2	0	2
Greater than 90 days	0	0	0	0	0	1	1	2	0	3
Total retail banking	57	130	74	83	44	470	858	355	3	1,216
Total consumer banking	$19,300	$26,145	$13,594	$11,435	$7,354	$3,047	$80,875	$355	$3	$81,233

102	Capital One Financial Corporation (COF)

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,057	$8,333	$8,194	$5,621	$1,482	$394	$41,081	$0	$0	$41,081
621-660	5,584	3,492	2,906	1,986	667	235	14,870	0	0	14,870
620 or below	8,102	4,882	3,626	2,546	1,207	515	20,878	0	0	20,878
Total auto	30,743	16,707	14,726	10,153	3,356	1,144	76,829	0	0	76,829

Retail banking—Delinquency status:
Current	143	78	93	49	51	469	883	351	3	1,237
30-59 days	0	0	0	0	0	2	2	11	0	13
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	1	7	8	1	1	10
Total retail banking	143	78	93	49	52	479	894	365	4	1,263
Total consumer banking	$30,886	$16,785	$14,819	$10,202	$3,408	$1,623	$77,723	$365	$4	$78,092
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto loan credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

103	Capital One Financial Corporation (COF)

Commercial Banking
The key credit quality indicator for our Commercial Banking segment is our internal risk ratings. We assign internal risk ratings to loans based on relevant information about the ability of the borrowers to repay their debt. In determining the risk rating of a particular loan, some of the factors considered are the borrower’s current financial condition, historical and projected future credit performance, prospects for support from financially responsible guarantors, the estimated realizable value of any collateral and current economic trends. The scale based on our internal risk rating system is as follows:
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
The following table presents loans held for investment for our Commercial Banking segment by internal risk ratings as of June 30, 2025 and December 31, 2024. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.6: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,100	$1,694	$2,259	$3,500	$1,823	$5,208	$15,584	$14,715	$49	$30,348
Criticized performing	0	104	89	910	67	1,069	2,239	30	2	2,271
Criticized nonperforming	10	18	0	21	81	218	348	0	0	348
Total commercial and multifamily real estate	1,110	1,816	2,348	4,431	1,971	6,495	18,171	14,745	51	32,967
Commercial and industrial
Noncriticized	3,018	5,358	5,142	8,986	4,417	7,898	34,819	16,717	116	51,652
Criticized performing	5	168	340	362	623	510	2,008	921	4	2,933
Criticized nonperforming	0	15	13	255	150	233	666	137	0	803
Total commercial and industrial	3,023	5,541	5,495	9,603	5,190	8,641	37,493	17,775	120	55,388
Total commercial banking	$4,133	$7,357	$7,843	$14,034	$7,161	$15,136	$55,664	$32,520	$171	$88,355

104	Capital One Financial Corporation (COF)

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,820	$2,574	$3,846	$2,230	$903	$4,887	$16,260	$12,691	$49	$29,000
Criticized performing	71	89	1,072	35	110	922	2,299	93	2	2,394
Criticized nonperforming	23	0	46	103	86	249	507	2	0	509
Total commercial and multifamily real estate	1,914	2,663	4,964	2,368	1,099	6,058	19,066	12,786	51	31,903
Commercial and industrial
Noncriticized	5,694	6,092	9,952	5,009	2,730	6,239	35,716	15,449	266	51,431
Criticized performing	101	190	680	932	92	258	2,253	887	0	3,140
Criticized nonperforming	41	13	186	43	184	91	558	143	0	701
Total commercial and industrial	5,836	6,295	10,818	5,984	3,006	6,588	38,527	16,479	266	55,272
Total commercial banking	$7,750	$8,958	$15,782	$8,352	$4,105	$12,646	$57,593	$29,265	$317	$87,175
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

105	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.7: Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card(1)	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,023	$—	$58	$1,081	$—	$—	$—	$—	$—	$—	$1,081
Term extension	—	10	—	10	41	1	42	262	164	426	478
Principal balance reduction	—	—	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	4	18	—	22	263	—	263	—	50	50	335
Other(2)	—	31	—	31	2	—	2	22	111	133	166
Total loans modified	$1,027	$59	$58	$1,144	$315	$1	$316	$284	$325	$609	$2,069
% of total class of receivables	0.41%	0.60%	0.78%	0.42%	0.39%	0.08%	0.39%	0.86%	0.59%	0.69%	0.47%

	Six Months Ended June 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card(1)	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$2,185	$—	$93	$2,278	$—	$—	$—	$3	$16	$19	$2,297
Term extension	—	22	—	22	60	1	61	470	325	795	878
Principal balance reduction	—	—	—	—	16	—	16	—	—	—	16
Interest rate reduction and term extension	7	36	—	43	479	—	479	—	50	50	572
Other(2)	—	63	—	63	2	—	2	54	194	248	313
Total loans modified	$2,192	$121	$93	$2,406	$557	$1	$558	$527	$585	$1,112	$4,076
% of total class of receivables	0.87%	1.24%	1.24%	0.89%	0.70%	0.08%	0.69%	1.60%	1.06%	1.26%	0.93%

106	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2024
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$178	N/A	$57	$235	$—	$—	$—	$—	$—	$—	$235
Term extension	—	N/A	—	—	5	—	5	214	188	402	407
Principal balance reduction	—	N/A	—	—	8	—	8	—	15	15	23
Interest rate reduction and term extension	5	N/A	—	5	195	—	195	—	6	6	206
Other(2)	—	N/A	—	—	2	1	3	53	115	168	171
Total loans modified	$183	N/A	$57	$240	$210	$1	$211	$267	$324	$591	$1,042
% of total class of receivables	0.12%	N/A	0.83%	0.16%	0.28%	0.08%	0.28%	0.81%	0.58%	0.67%	0.33%

	Six Months Ended June 30, 2024
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$361	N/A	$86	$447	$—	$—	$—	$—	$—	$—	$447
Term extension	—	N/A	—	—	10	2	12	373	327	700	712
Principal balance reduction	—	N/A	—	—	14	—	14	—	16	16	30
Interest rate reduction and term extension	8	N/A	—	8	410	—	410	26	6	32	450
Other(2)	—	N/A	—	—	2	1	3	142	115	257	260
Total loans modified	$369	N/A	$86	$455	$436	$3	$439	$541	$464	$1,005	$1,899
% of total class of receivables	0.25%	N/A	1.26%	0.30%	0.59%	0.21%	0.58%	1.65%	0.83%	1.14%	0.60%
__________
(1)Includes $432 million and $1.4 billion of FDMs as of June 30, 2025 that were modified prior to the Closing Date in the second quarter and first six months of 2025, respectively.
(2)Primarily consists of modifications or combinations of modifications not categorized above, such as payment delays, increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
Table 4.8: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.31%	14.15%	26.19%	9.23%	0.50%	—%	1.93%
Payment delay duration (in months)	12	34	0	6	33	3	11
Principal balance reduction	$73	—	—	—	—	—	—
Interest and fees forgiven	$63	—	—	—	—	—	—

107	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	14.89%	13.95%	25.75%	9.13%	0.50%	0.85%	1.69%
Payment delay duration (in months)	12	37	0	6	14	7	14
Principal balance reduction	$145	—	—	—	—	—	—
Interest and fees forgiven	$133	—	—	—	—	—	—

	Three Months Ended June 30, 2024
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.13%	N/A	27.08%	8.89%	3.48%	—%	1.50%
Payment delay duration (in months)	12	N/A	0	6	36	9	15
Principal balance reduction	—	N/A	—	—	—	—	$1
Interest and fees forgiven	—	N/A	—	—	—	—	—

	Six Months Ended June 30, 2024
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.06%	N/A	26.62%	8.75%	3.48%	0.79%	1.50%
Payment delay duration (in months)	12	N/A	0	6	11	7	14
Principal balance reduction	—	N/A	—	—	—	—	$15
Interest and fees forgiven	—	N/A	—	—	—	—	—
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
The following tables present FDMs over a rolling 12 month period by delinquency status as of June 30, 2025 and 2024. For the 12 month period ended June 30, 2025, the table includes amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.

108	Capital One Financial Corporation (COF)

Table 4.9 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	June 30, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card(2)	$3,423	$200	$141	$297	$638	$4,061
Personal loans	171	20	12	5	37	208
International card businesses	77	12	10	36	58	135
Total credit card	3,671	232	163	338	733	4,404
Consumer Banking:
Auto	646	104	63	21	188	834
Retail banking	2	0	0	0	0	2
Total consumer banking	648	104	63	21	188	836
Commercial Banking:
Commercial and multifamily real estate	748	21	0	0	21	769
Commercial and industrial	917	0	9	48	57	974
Total commercial banking	1,665	21	9	48	78	1,743
Total	$5,984	$357	$235	$407	$999	$6,983

	June 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$438	$61	$45	$102	$208	$646
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	61	11	11	34	56	117
Total credit card	499	72	56	136	264	763
Consumer Banking:
Auto	564	105	68	24	197	761
Retail banking	8	0	0	1	1	9
Total consumer banking	572	105	68	25	198	770
Commercial Banking:
Commercial and multifamily real estate	622	19	0	0	19	641
Commercial and industrial	863	7	0	72	79	942
Total commercial banking	1,485	26	0	72	98	1,583
Total	$2,556	$203	$124	$233	$560	$3,116
__________
(1)Commitments to lend additional funds on FDMs totaled $197 million and $193 million as of June 30, 2025 and 2024, respectively.
(2)Includes $3.1 billion of FDMs as of June 30, 2025 that were modified prior to the Closing Date in the second quarter of 2025.

109	Capital One Financial Corporation (COF)

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
The following table presents FDMs that entered subsequent default for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified or entered subsequent default prior to the Closing Date.
Table 4.10 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$190	$0	$1	$0	$191
Personal loans	0	1	3	6	10
International card businesses	23	0	0	0	23
Total credit card	213	1	4	6	224
Consumer Banking:
Auto	0	2	86	0	88
Retail banking	0	0	0	0	0
Total consumer banking	0	2	86	0	88
Commercial Banking:
Commercial and multifamily real estate	0	0	0	2	2
Commercial and industrial	0	20	0	3	23
Total commercial banking	0	20	0	5	25
Total	$213	$23	$90	$11	$337

110	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$406	$0	$2	$0	$408
Personal loans	0	2	7	14	23
International card businesses	45	0	0	0	45
Total credit card	451	2	9	14	476
Consumer Banking:
Auto	0	3	171	0	174
Total consumer banking	0	3	171	0	174
Commercial Banking:
Commercial and multifamily real estate	0	0	0	7	7
Commercial and industrial	0	20	0	2	22
Total commercial banking	0	20	0	9	29
Total	$451	$25	$180	$23	$679

	Three Months Ended June 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$53	$0	$1	$0	$54
Personal loans	N/A	N/A	N/A	N/A	N/A
International card businesses	18	0	0	0	18
Total credit card	71	0	1	0	72
Consumer Banking:
Auto	0	2	116	0	118
Retail banking	0	1	0	0	1
Total consumer banking	0	3	116	0	119
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	0
Commercial and industrial	0	58	0	255	313
Total commercial banking	0	58	0	255	313
Total	$71	$61	$117	$255	$504

111	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$127	$0	$2	$0	$129
Personal loans	N/A	N/A	N/A	N/A	N/A
International card businesses	35	0	0	0	35
Total credit card	162	0	2	0	164
Consumer Banking:
Auto	0	5	219	0	224
Retail banking	0	1	0	0	1
Total consumer banking	0	6	219	0	225
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	0
Commercial and industrial	0	125	0	255	380
Total commercial banking	0	125	0	255	380
Total	$162	$131	$221	$255	$769

112	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $6.5 billion and $6.7 billion to secure a portion of our FHLB borrowing capacity of $34.1 billion and $35.1 billion as of June 30, 2025 and December 31, 2024, respectively. We also pledged loan collateral of $81.7 billion and $80.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $47.1 billion and $46.7 billion as of June 30, 2025 and December 31, 2024, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2025, we converted $263 million and $404 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and six months ended June 30, 2024, we converted $205 million and $321 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

113	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and six months ended June 30, 2025 and 2024. Our allowance for credit losses increased by $7.6 billion to $23.9 billion as of June 30, 2025 from December 31, 2024.

114	Capital One Financial Corporation (COF)

Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2025	$12,510	$1,872	$1,517	$15,899
Charge-offs(1)	(3,590)	(612)	(81)	(4,283)
Recoveries(2)	862	352	9	1,223
Net charge-offs	(2,728)	(260)	(72)	(3,060)
Initial allowance for purchased credit deteriorated loans	2,870	0	0	2,870
Benefit from expected recoveries of charged off loans(3)	(3,305)	0	0	(3,305)
Provision for credit losses(4)	11,098	252	90	11,440
Allowance build (release) for credit losses	7,935	(8)	18	7,945
Other changes(5)	29	0	0	29
Balance as of June 30, 2025	20,474	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of March 31, 2025	0	0	144	144
Provision (benefit) for losses on unfunded lending commitments	0	0	(9)	(9)
Balance as of June 30, 2025	0	0	135	135
Combined allowance and reserve as of June 30, 2025	$20,474	$1,864	$1,670	$24,008

	Six Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs(1)	(6,568)	(1,288)	(119)	(7,975)
Recoveries(2)	1,441	715	23	2,179
Net charge-offs	(5,127)	(573)	(96)	(5,796)
Initial allowance for purchased credit deteriorated loans	2,870	0	0	2,870
Benefit from expected recoveries of charged off loans(3)	(3,305)	0	0	(3,305)
Provision for credit losses(4)	13,024	553	231	13,808
Allowance build (release) for credit losses	7,462	(20)	135	7,577
Other changes(5)	38	0	0	38
Balance as of June 30, 2025	20,474	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	0	0	143	143
Provision (benefit) for losses on unfunded lending commitments	0	0	(8)	(8)
Balance as of June 30, 2025	0	0	135	135
Combined allowance and reserve as of June 30, 2025	$20,474	$1,864	$1,670	$24,008

115	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2024	$11,754	$2,088	$1,538	$15,380
Charge-offs	(2,686)	(636)	(39)	(3,361)
Recoveries(2)	428	283	6	717
Net charge-offs	(2,258)	(353)	(33)	(2,644)
Provision for credit losses	3,545	330	39	3,914
Allowance build (release) for credit losses	1,287	(23)	6	1,270
Other changes(5)	(1)	0	0	(1)
Balance as of June 30, 2024	13,040	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of March 31, 2024	0	0	134	134
Provision (benefit) for losses on unfunded lending commitments	0	0	(5)	(5)
Balance as of June 30, 2024	0	0	129	129
Combined allowance and reserve as of June 30, 2024	$13,040	$2,065	$1,673	$16,778

	Six Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(5,260)	(1,296)	(78)	(6,634)
Recoveries(2)	795	563	16	1,374
Net charge-offs	(4,465)	(733)	(62)	(5,260)
Provision for credit losses	5,804	756	61	6,621
Allowance build (release) for credit losses	1,339	23	(1)	1,361
Other changes(5)	(8)	0	0	(8)
Balance as of June 30, 2024	13,040	2,065	1,544	16,649
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(29)	(29)
Balance as of June 30, 2024	0	0	129	129
Combined allowance and reserve as of June 30, 2024	$13,040	$2,065	$1,673	$16,778
__________
(1)Charge-offs exclude $19.4 billion of loans charged off by Discover, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(2)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(3)Represents contractual rights to collect on recoveries of acquired Discover loans that are charged off.
(4)Amount includes the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.
(5)Primarily represents foreign currency translation adjustments.

116	Capital One Financial Corporation (COF)

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
The table below presents gross charge-offs for loans held for investment by vintage year during the six months ended June 30, 2025.
Table 5.2: Gross Charge-Offs by Vintage Year

	Six Months Ended June 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$6,159	$89	$6,248
Personal loans	$1	$18	$21	$11	$3	$2	$56	N/A	N/A	56
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	257	7	264
Total credit card	1	18	21	11	3	2	56	6,416	96	6,568
Consumer Banking
Auto	24	327	315	298	189	96	1,249	0	0	1,249
Retail banking	0	0	0	0	0	1	1	38	0	39
Total consumer banking	24	327	315	298	189	97	1,250	38	0	1,288
Commercial Banking
Commercial and multifamily real estate	0	0	0	2	0	19	21	0	0	21
Commercial and industrial	0	0	0	22	10	33	65	33	0	98
Total commercial banking	0	0	0	24	10	52	86	33	0	119
Total	$25	$345	$336	$333	$202	$151	$1,392	$6,487	$96	$7,975

117	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2025 and 2024.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Estimated reimbursements from partners, beginning of period	$1,090	$2,075
Amounts due from partners for charged off loans	(166)	(253)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	267	(612)
Estimated reimbursements from partners, end of period	$1,191	$1,210

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Estimated reimbursements from partners, beginning of period	$1,010	$2,014
Amounts due from partners for charged off loans	(337)	(577)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	518	(227)
Estimated reimbursements from partners, end of period	$1,191	$1,210

118	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2025 and December 31, 2024. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$51,975	$12,583	$0	$0	$0
Auto loan securitizations	3,027	2,394	0	0	0
Total securitization-related VIEs	55,002	14,977	0	0	0
Other VIEs:(3)
Affordable housing entities	355	75	6,068	1,951	6,068
Entities that provide capital to low-income and rural communities	2,945	9	55	35	55
Other(4)	0	0	1,096	159	1,096
Total other VIEs	3,300	84	7,219	2,145	7,219
Total VIEs	$58,302	$15,061	$7,219	$2,145	$7,219

119	Capital One Financial Corporation (COF)

	December 31, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,753	$11,500	$0	$0	$0
Auto loan securitizations	4,100	3,204	0	0	0
Total securitization-related VIEs	28,853	14,704	0	0	0
Other VIEs:(3)
Affordable housing entities	354	75	5,544	1,877	5,544
Entities that provide capital to low-income and rural communities	2,605	9	0	0	0
Other(4)	0	0	874	110	874
Total other VIEs	2,959	84	6,418	1,987	6,418
Total VIEs	$31,812	$14,788	$6,418	$1,987	$6,418
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.7 billion of assets and $1.1 billion of liabilities as of June 30, 2025, and $2.7 billion of assets and $1.0 billion of liabilities as of December 31, 2024.
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
Credit Card and Auto Securitizations
We securitize a portion of our credit card receivables and auto loans which provides a source of funding for us. This is inclusive of our recently acquired Discover credit card securitization program. These securitizations involve the transfer of assets, credit card receivables and auto loans, into securitization trusts. These trusts then issue debt securities collateralized by the transferred assets to third-party investors. We hold certain retained interests and continue to service the assets in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.

120	Capital One Financial Corporation (COF)

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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2025 and 2024, we recognized amortization of $339 million and $356 million, respectively, and tax credits of $376 million and $414 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.7 billion and $5.3 billion as of June 30, 2025 and December 31, 2024, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.1 billion as of both June 30, 2025 and December 31, 2024 and is largely expected to be paid from 2025 to 2028.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $6.1 billion and $5.5 billion as of June 30, 2025 and December 31, 2024, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.7 billion and $18.1 billion as of June 30, 2025 and December 31, 2024, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.9 billion and $2.6 billion as of June 30, 2025 and December 31, 2024, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

121	Capital One Financial Corporation (COF)

Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $1.1 billion and $874 million as of June 30, 2025 and December 31, 2024, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $760 million as of June 30, 2025. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $159 million as of June 30, 2025, and is expected to be paid from 2025 to 2035.
In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

122	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of June 30, 2025 and December 31, 2024. Goodwill and other intangible assets are presented separately, while MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	June 30, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,335	N/A	$28,335
Other intangible assets (definite lived):
Purchased credit card relationships(1)	10,669	$(408)	10,261
Network and financial partner relationships(2)	1,500	(16)	1,484
Core deposit(2)	1,040	(24)	1,016
Other(3)	121	(103)	18
Total other intangible assets (definite lived):	13,330	(551)	12,779
Other intangible assets (indefinite lived):
Discover Network(2)	3,100	N/A	3,100
Brand / Trade names(2)	2,270	N/A	2,270
Other(4)	8	N/A	8
Total other intangible assets (indefinite lived):	5,378	N/A	5,378
Total other intangible assets	18,708	(551)	18,157
Total goodwill and other intangible assets	$47,043	$(551)	$46,492
Commercial MSRs(5)	$649	$(326)	$323

	December 31, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,059	N/A	$15,059
Other intangible assets (definite lived):
Purchased credit card relationships	369	$(164)	205
Other(3)	126	(106)	20
Total other intangible assets (definite lived)	495	(270)	225
Other intangible assets (indefinite lived):
Other(4)	8	N/A	8
Total other intangible assets (indefinite lived)	8	N/A	8
Total other intangible assets	503	(270)	233
Total goodwill and other intangible assets	$15,562	$(270)	$15,292
Commercial MSRs(5)	$653	$(309)	$344
__________
(1)Includes a carrying value of $10.3 billion of purchased credit card relationships related to the Transaction.
(2)Intangible assets recognized as part of the Transaction.
(3)Primarily consists of intangibles for customer, sponsor and merchant relationships.
(4)Consists of license and domain names.
(5)Commercial MSRs are accounted for under the amortization method.

123	Capital One Financial Corporation (COF)

Amortization expense for intangible assets, which is presented separately in our consolidated statements of income, totaled $271 million and $287 million for the three and six months ended June 30, 2025, respectively. The following table summarizes the estimated future amortization expense for intangible assets as of June 30, 2025 for the next five fiscal years and thereafter:
Table 7.2: Amortization Expense

(Dollars in millions)	Amortization Expense
Estimated future amounts for the period between July 1, 2025 and December 31, 2025	$1,053
2026	1,984
2027	1,798
2028	1,612
2029	1,428
2030	1,243
Thereafter	3,661
Total estimated future amounts	$12,779
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of June 30, 2025 and December 31, 2024.
Table 7.3: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Balance as of December 31, 2024	$5,360	$4,645	$5,054	$0	$15,059
Acquisitions(1)	0	0	0	13,242	13,242
Reductions in goodwill related to divestitures	0	0	0	0	0
Other adjustments(2)	34	0	0	0	34
Balance as of June 30, 2025	$5,394	$4,645	$5,054	$13,242	$28,335
__________
(1)The goodwill associated with the Transaction in the second quarter of 2025 is included in the Other category as of June 30, 2025 and will be reallocated to the appropriate business segments prior to the annual goodwill impairment test, which will be performed as of October 1, 2025. See “Note 2—Business Combinations and Discontinued Operations” for further details.
(2)Primarily represents foreign currency translation adjustments.

124	Capital One Financial Corporation (COF)

NOTE 8—DEPOSITS AND BORROWINGS
Our deposits, which include checking accounts, money market deposits, negotiable order of withdrawals, savings deposits, time deposits, and sweep accounts represent our largest source of funding for our assets and operations. We also use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts. Federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2025 and December 31, 2024. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2025	December 31, 2024
Deposits:
Non-interest bearing deposits	$27,879	$26,122
Interest-bearing deposits(1)	440,231	336,585
Total deposits	$468,110	$362,707
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$742	$562
Total short-term borrowings	$742	$562

	June 30, 2025				December 31, 2024
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2025 - 2030	0.77% - 5.91%	3.73%	$14,658	$14,264
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2025 - 2035	1.65 - 7.96	5.05	30,554	26,930
Fixed unsecured subordinated debt	2025 - 2036	2.36 - 6.18	4.49	6,152	3,766
Total senior and subordinated notes				36,706	30,696
Other long-term borrowings
FHLB advances	2030	4.77 - 4.82	4.82	538	0
Finance lease liabilities	2025 - 2029	3.65 - 9.91	5.96	22	29
Total other long-term borrowings				$560	$29
Total long-term debt				$51,924	$44,989
Total short-term borrowings and long-term debt				$52,666	$45,551
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of June 30, 2025, the total time deposit amount with some portion in excess of the insured amount was $16.0 billion and the portion of total time deposits estimated to be uninsured was $10.9 billion. As of December 31, 2024, the total time deposit amount with some portion in excess of the insured amount was $15.2 billion and the portion of total time deposits estimated to be uninsured was $10.1 billion.
(2)Includes $545 million and $473 million of Euro (“EUR”) denominated unsecured notes as of June 30, 2025 and December 31, 2024, respectively.

125	Capital One Financial Corporation (COF)

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

126	Capital One Financial Corporation (COF)

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
The amount of collateral exchanged for variation margin is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral and will vary over time as market variables change. The amount of the initial margin exchanged is dependent upon (1) the calculation of initial margin exposure, as prescribed by (a) the U.S. prudential regulators’ margin rules for uncleared derivatives (“PR Rules”) or (b) the CCPs for cleared derivatives and (2) the fair value of the pledged collateral; it will vary over time as market variables change. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated collateral received or pledged. See Table 9.3 for our net exposure associated with derivatives.
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

127	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2025 and December 31, 2024, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities associated with continuing operations are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$60,472	$47	$8	$61,250	$3	$13
Cash flow hedges	107,250	220	4	102,550	123	24
Total interest rate contracts	167,722	267	12	163,800	126	37
Foreign exchange contracts:
Fair value hedges	589	0	27	518	0	101
Cash flow hedges	2,609	0	68	2,549	74	0
Net investment hedges	5,382	0	285	4,858	190	0
Total foreign exchange contracts	8,580	0	380	7,925	264	101
Total derivatives designated as accounting hedges	176,302	267	392	171,725	390	138
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	119,301	847	888	108,754	865	1,014
Commodity contracts	42,810	1,141	1,045	34,185	858	814
Foreign exchange and other contracts	6,450	109	121	6,951	80	52
Total customer accommodation	168,561	2,097	2,054	149,890	1,803	1,880
Other interest rate exposures(2)	1,243	17	10	909	14	9
Other contracts	3,444	38	6	3,254	25	5
Total derivatives not designated as accounting hedges	173,248	2,152	2,070	154,053	1,842	1,894
Total derivatives	$349,550	$2,419	$2,462	$325,778	$2,232	$2,032
Less: netting adjustment(3)		(532)	(776)		(1,056)	(304)
Total derivative assets/liabilities		$1,887	$1,686		$1,176	$1,728
__________
(1)Does not reflect $5 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2025 and December 31, 2024, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

128	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2025 and December 31, 2024.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2025			December 31, 2024
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$7,626	$94	$50	$8,312	$(38)	$78
Interest-bearing deposits	(8,469)	45	0	(10,331)	160	0
Securitized debt obligations	(9,213)	159	0	(11,011)	276	0
Senior and subordinated notes	(35,578)	355	(167)	(30,696)	1,069	(225)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.8 billion and $3.4 billion as of June 30, 2025 and December 31, 2024, respectively. The amount of the designated hedged items was $2.5 billion and $2.1 billion as of June 30, 2025 and December 31, 2024, respectively. The cumulative basis adjustments associated with these hedges was $33 million and $16 million as of June 30, 2025 and December 31, 2024, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2025 and December 31, 2024. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

129	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of June 30, 2025
Derivative assets(1)	$2,419	$(429)	$(103)	$1,887	$(8)	$1,879
As of December 31, 2024
Derivative assets(1)	2,232	(202)	(854)	1,176	(22)	1,154

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of June 30, 2025
Derivative liabilities(1)	$2,462	$(429)	$(347)	$1,686	$(18)	$1,668
Repurchase agreements(2)	742	0	0	742	(742)	0
As of December 31, 2024
Derivative liabilities(1)	2,032	(202)	(102)	1,728	(53)	1,675
Repurchase agreements(2)	562	0	0	562	(562)	0
__________
(1)We received cash collateral from derivative counterparties totaling $182 million and $1.1 billion as of June 30, 2025 and December 31, 2024, respectively. We also received securities from derivative counterparties with a fair value of approximately $7 million and $18 million as of June 30, 2025 and December 31, 2024, respectively, which we have the ability to re-pledge. We posted $2.2 billion and $1.6 billion of cash collateral as of June 30, 2025 and December 31, 2024, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $757 million and $573 million as of June 30, 2025 and December 31, 2024, respectively, primarily consisting of agency RMBS securities.

130	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2025 and 2024.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$784	$12,449	$595	$(3,120)	$(164)	$(535)	$361
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$22	$0	$0	$(30)	$(37)	$(146)	$0
Gains (losses) recognized on derivatives	(62)	0	0	40	44	309	49
Gains (losses) recognized on hedged items(1)	52	0	0	(40)	(43)	(277)	(49)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$12	$0	$0	$(30)	$(36)	$(115)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(1)	$(237)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	2
Net income (expense) recognized on cash flow hedges	$(1)	$(237)	$3	$0	$0	$0	$2

131	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,554	$22,606	$1,086	$(5,835)	$(340)	$(1,040)	$616
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$54	$0	$0	$(65)	$(86)	$(294)	$0
Gains (losses) recognized on derivatives	(160)	0	0	115	117	784	72
Gains (losses) recognized on hedged items(1)	132	0	0	(115)	(117)	(724)	(72)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$26	$0	$0	$(65)	$(86)	$(235)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$0	$(478)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	5	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(478)	$5	$0	$0	$0	$1

132	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$700	$9,993	$587	$(2,874)	$(258)	$(591)	$252
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$41	$0	$0	$(97)	$(119)	$(256)	$0
Gains (losses) recognized on derivatives	(14)	0	0	37	70	48	(8)
Gains (losses) recognized on hedged items(1)	(3)	0	0	(38)	(70)	(10)	8
Excluded component of fair value hedges(2)	0	0	0	0	0	8	0
Net income (expense) recognized on fair value hedges	$24	$0	$0	$(98)	$(119)	$(210)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(313)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(313)	$3	$0	$0	$0	$0

133	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,387	$19,913	$1,157	$(5,686)	$(519)	$(1,197)	$559
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$86	$0	$0	$(204)	$(237)	$(523)	$0
Gains (losses) recognized on derivatives	7	0	0	(34)	51	(268)	(39)
Gains (losses) recognized on hedged items(1)	(42)	0	0	33	(51)	346	39
Excluded component of fair value hedges(2)	0	0	0	0	0	7	0
Net income (expense) recognized on fair value hedges	$51	$0	$0	$(205)	$(237)	$(438)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(622)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	5	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(622)	$5	$0	$0	$0	$0
__________
(1)Includes amortization benefit of $16 million and $26 million for the three and six months ended June 30, 2025, respectively, and amortization benefit of $18 million and $41 million for the three and six months ended June 30, 2024, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $20 million and $146 million for the three and six months ended June 30, 2025, respectively, and loss of $19 million and gain of $55 million for the three and six months ended June 30, 2024, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.

134	Capital One Financial Corporation (COF)

In the next 12 months, we expect to reclassify into earnings an after-tax loss of $516 million recorded in AOCI as of June 30, 2025 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 8.7 years as of June 30, 2025. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2025 and 2024. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$14	$10	$20	$17
Commodity contracts	5	4	12	8
Foreign exchange and other contracts	5	6	9	12
Total customer accommodation	24	20	41	37
Other interest rate exposures	39	90	79	158
Other contracts	(9)	(9)	(10)	(20)
Total	$54	$101	$110	$175

135	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. Shares of Discover's Series C and Series D preferred stock that were outstanding immediately before the Transaction were converted at the time of the Transaction into shares of Capital One’s newly issued Series O and Series P preferred stock, respectively. Series P was fully redeemed on June 30, 2025. For additional information, refer to “Note 2—Business Combinations and Discontinued Operations.” For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits to our 2024 Form 10-K and this Report. The following table summarizes our preferred stock outstanding as of June 30, 2025 and December 31, 2024.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2025	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2025	December 31, 2024
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027;Quarterly thereafter	100,000	5,700	562	N/A
Total								$5,407	$4,845
__________
(1)For Series I, J, K, L, and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Series O, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.

136	Capital One Financial Corporation (COF)

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2025 and 2024.
Table 10.2: AOCI

	Three Months Ended June 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2025	$(6,473)	$(1,050)	$19	$(25)	$(7,529)
Other comprehensive income before reclassifications	254	203	64	0	521
Amounts reclassified from AOCI into earnings	0	189	0	0	189
Other comprehensive income (loss), net of tax	254	392	64	0	710
AOCI as of June 30, 2025	$(6,219)	$(658)	$83	$(25)	$(6,819)

	Six Months Ended June 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	1,325	597	80	0	2,002
Amounts reclassified from AOCI into earnings	0	465	0	0	465
Other comprehensive income (loss), net of tax	1,325	1,062	80	0	2,467
AOCI as of June 30, 2025	$(6,219)	$(658)	$83	$(25)	$(6,819)

	Three Months Ended June 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2024	$(7,613)	$(1,903)	$13	$(31)	$(9,534)
Other comprehensive income (loss) before reclassifications	(184)	(225)	(1)	0	(410)
Amounts reclassified from AOCI into earnings	0	243	0	0	243
Other comprehensive income (loss), net of tax	(184)	18	(1)	0	(167)
AOCI as of June 30, 2024	$(7,797)	$(1,885)	$12	$(31)	$(9,701)

	Six Months Ended June 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
Other comprehensive income (loss) before reclassifications	(1,028)	(812)	(14)	1	(1,853)
Amounts reclassified from AOCI into earnings	0	420	0	0	420
Other comprehensive income (loss), net of tax	(1,028)	(392)	(14)	1	(1,433)
AOCI as of June 30, 2024	$(7,797)	$(1,885)	$12	$(31)	$(9,701)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive losses of $229 million and $298 million for the three and six months ended June 30, 2025, respectively, and other comprehensive gains of $13 million and $62 million for the three and six months ended June 30, 2024, respectively, from hedging instruments designated as net investment hedges.

137	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2025 and 2024.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2025	2024	2025	2024
Securities available for sale:
	Non-interest income (expense)	$0	$0	$0	$0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	0	0
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(238)	(313)	(478)	(622)
Foreign exchange contracts:	Interest income	3	3	5	5
	Interest income (expense)	(1)	8	(1)	7
	Non-interest income (expense)	(18)	(19)	(145)	55
	Income (loss) from continuing operations before income taxes	(254)	(321)	(619)	(555)
	Income tax provision (benefit)	(65)	(78)	(154)	(135)
	Net income (loss)	(189)	(243)	(465)	(420)
Other:
	Non-interest income and non-interest expense	0	0	0	0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	0	0
Total reclassifications		$(189)	$(243)	$(465)	$(420)

138	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2025 and 2024.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2025			2024
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$337	$83	$254	$(244)	$(60)	$(184)
Net unrealized gains on hedging relationships	518	126	392	24	6	18
Foreign currency translation adjustments(1)	(10)	(74)	64	3	4	(1)
Other	0	0	0	0	0	0
Other comprehensive income (loss)	$845	$135	$710	$(217)	$(50)	$(167)

	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$1,753	$428	$1,325	$(1,359)	$(331)	$(1,028)
Net unrealized gains (losses) on hedging relationships	1,404	342	1,062	(518)	(126)	(392)
Foreign currency translation adjustments(1)	(15)	(95)	80	6	20	(14)
Other	0	0	0	1	0	1
Other comprehensive income (loss)	$3,142	$675	$2,467	$(1,870)	$(437)	$(1,433)
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

139	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share. Dividends and undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2025	2024	2025	2024
Income (loss) from continuing operations, net of tax	$(4,263)	$597	$(2,859)	$1,877
Loss from discontinued operations, net of tax	(14)	0	(14)	0
Net income (loss)	(4,277)	597	(2,873)	1,877
Dividends and undistributed earnings allocated to participating securities	(4)	(9)	(9)	(32)
Preferred stock dividends	(65)	(57)	(122)	(114)
Discount on redeemed preferred stock	6	0	6	0
Net income (loss) available to common stockholders	$(4,340)	$531	$(2,998)	$1,731

Total weighted-average basic common shares outstanding	505.6	383.1	444.7	382.7
Effect of dilutive securities:(1)
Stock options	0.0	0.2	0.0	0.2
Other contingently issuable shares	0.0	0.6	0.0	0.8
Total effect of dilutive securities	0.0	0.8	0.0	1.0
Total weighted-average diluted common shares outstanding	505.6	383.9	444.7	383.7
Basic earnings per common share:
Net income (loss) from continuing operations	$(8.55)	$1.39	$(6.71)	$4.52
Net loss from discontinued operations	(0.03)	0.00	(0.03)	0.00
Net income (loss) per basic common share	$(8.58)	$1.39	$(6.74)	$4.52
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$(8.55)	$1.38	$(6.71)	$4.51
Net loss from discontinued operations	(0.03)	0.00	(0.03)	0.00
Net income (loss) per diluted common share	$(8.58)	$1.38	$(6.74)	$4.51
__________
(1)In periods of net loss, dilutive securities are excluded as their inclusion would be anti-dilutive. Accordingly, excluded from the computation of diluted earning per share were awards of 862 thousand shares and options of 214 thousand shares with an exercise price ranging from $63.73 and $86.34 and awards of 863 thousand shares and options of 216 thousand shares with an exercise price ranging from $63.73 and $86.34 for the three and six months ended June 30, 2025, respectively. There were no awards excluded from the computation of dilutive earning per share for the three months ended June 30, 2024. Excluded from the computation of diluted earnings per share were awards of 64 thousand shares for the six months ended June 30, 2024, because their inclusion would be anti-dilutive.

,,

140	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Fair Value Measurement” in our 2024 Form 10-K.

141	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities of continuing operations measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$8,409	$0	$0	$0	$8,409
RMBS	0	66,795	142	0	66,937
CMBS	0	8,440	0	0	8,440
Other securities	136	3,274	0	0	3,410
Total securities available for sale	8,545	78,509	142	0	87,196
Loans held for sale	0	152	0	0	152
Other assets:
Derivative assets(2)	740	1,161	518	(532)	1,887
Other(3)	759	0	29	0	788
Total assets	$10,044	$79,822	$689	$(532)	$90,023
Liabilities:
Other liabilities:
Derivative liabilities(2)	$557	$1,495	$410	$(776)	$1,686
Total liabilities	$557	$1,495	$410	$(776)	$1,686

	December 31, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,110	$0	$0	$0	$6,110
RMBS	0	65,212	116	0	65,328
CMBS	0	7,823	2	0	7,825
Other securities	123	3,627	0	0	3,750
Total securities available for sale	6,233	76,662	118	0	83,013
Loans held for sale	0	87	0	0	87
Other assets:
Derivative assets(2)	510	1,039	683	(1,056)	1,176
Other(3)	689	0	34	0	723
Total assets	$7,432	$77,788	$835	$(1,056)	$84,999
Liabilities:
Other liabilities:
Derivative liabilities(2)	$384	$1,034	$614	$(304)	$1,728
Total liabilities	$384	$1,034	$614	$(304)	$1,728
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $5 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2025 and December 31, 2024, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

142	Capital One Financial Corporation (COF)

(3)As of June 30, 2025 and December 31, 2024, other includes retained interests in securitizations of $29 million and $34 million, deferred compensation plan assets of $759 million and $688 million, respectively, and equity securities of $1 million as of December 31, 2024.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities of continuing operations measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2025(1)
(Dollars in millions)	Balance, April 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2025
Securities available for sale:(2)
RMBS	$143	$2	$0	$0	$0	$0	$(4)	$1	$0	$142	$2
CMBS	2	0	0	0	(1)	0	(1)	0	0	0	0
Total securities available for sale	145	2	0	0	(1)	0	(5)	1	0	142	2
Other assets:
Retained interests in securitizations	32	(3)	0	0	0	0	0	0	0	29	(2)
Net derivative assets (liabilities)(3)	89	3	0	0	0	10	6	0	0	108	3

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2025
Securities available for sale:(2)
RMBS	$116	$4	$3	$0	$0	$0	$(7)	$26	$0	$142	$4
CMBS	2	0	0	0	(1)	0	(1)	0	0	0	0
Total securities available for sale	118	4	3	0	(1)	0	(8)	26	0	142	4
Other assets:
Retained interests in securitizations	34	(5)	0	0	0	0	0	0	0	29	(5)
Net derivative assets (liabilities)(3)	69	16	0	0	0	24	(1)	0	0	108	14

143	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(1)
(Dollars in millions)	Balance, April 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2024
Securities available for sale:(2)
RMBS	$309	$2	$(3)	$0	$0	$0	$(2)	$3	$(5)	$304	$2
CMBS	129	0	(1)	0	0	0	(2)	0	(124)	2	0
Total securities available for sale	438	2	(4)	0	0	0	(4)	3	(129)	306	2
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	54	(3)	0	0	0	2	16	0	0	69	0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2024
Securities available for sale:(2)
RMBS	$146	$4	$(3)	$0	$0	$0	$(5)	$185	$(23)	$304	$4
CMBS	132	0	(3)	0	0	0	(3)	0	(124)	2	0
Total securities available for sale	278	4	(6)	0	0	0	(8)	185	(147)	306	4
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	58	3	0	0	0	(3)	11	0	0	69	1
__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the three and six months ended June 30, 2025 included in OCI related to Level 3 securities available for sale still held as of June 30, 2025 were net unrealized gain of $4 million. For the three and six months ended June 30, 2024, and included in OCI related to Level 3 securities available for sale still held as of June 30, 2024 were net unrealized losses of $2 million and $9 million.
(3)Includes derivative assets and liabilities of $518 million and $410 million, respectively, as of June 30, 2025 and $909 million and $840 million, respectively, as of June 30, 2024.
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

144	Capital One Financial Corporation (COF)

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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$142	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-12% 0-6% 0-80%	6% 7% 1% 56%
CMBS	0	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitizations(2)	29	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	40-75 7% 5-14% 1% 49%	N/A
Net derivative assets (liabilities)	108	Discounted cash flows	Swap rates	3-4%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$116	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	6-10% 0-12% 0-6% 25-80%	6% 7% 1% 61%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-81 7-9% 5-15% 1% 44-155%	N/A
Net derivative assets (liabilities)	69	Discounted cash flows	Swap rates	4%	4%
__________
(1)Weighted averages are calculated by using the product of the input multiplied by the relative fair value of the instruments.
(2)Due to the nature of the various mortgage securitization structures in which we have retained interests, it is not meaningful to present a consolidated weighted average for the significant unobservable inputs.

145	Capital One Financial Corporation (COF)

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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2025 and December 31, 2024, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	June 30, 2025
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$474	$474
Other assets(1)	0	68	68
Total	$0	$542	$542

	December 31, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$827	$827
Loans held for sale	4	0	4
Other assets(1)	0	133	133
Total	$4	$960	$964
__________
(1)As of June 30, 2025, other assets included investments accounted for under measurement alternative of $1 million, repossessed assets of $64 million, and long-lived assets held for sale and right-of-use assets totaling $3 million. As of December 31, 2024, other assets included investments accounted for under measurement alternative of $71 million and repossessed assets of $62 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 63%, with a weighted average of 21%, and from 0% to 61%, with a weighted average of 18%, as of June 30, 2025 and December 31, 2024, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2025 and 2024.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Loans held for investment	$(210)	$(168)
Loans held for sale	0	(10)
Other assets(1)	(63)	(66)
Total	$(273)	$(244)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.

146	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2025 and December 31, 2024.
Table 12.6: Fair Value of Financial Instruments

	June 30, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,109	$59,109	$4,854	$54,255	$0
Restricted cash for securitization investors	2,469	2,469	2,469	0	0
Net loans held for investment	415,424	425,356	0	0	425,356
Loans held for sale	46	46	0	46	0
Interest receivable	3,373	3,373	0	3,373	0
Other investments(1)	2,528	2,528	0	2,528	0
Financial liabilities:
Deposits with defined maturities	103,548	103,695	0	103,695	0
Securitized debt obligations	14,658	14,703	0	14,703	0
Senior and subordinated notes	36,706	37,575	0	37,575	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	742	742	0	742	0
Other borrowings(2)	538	523	0	523	0
Interest payable	888	888	0	888	0

	December 31, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,230	$43,230	$3,028	$40,202	$0
Restricted cash for securitization investors	441	441	441	0	0
Net loans held for investment	311,517	316,467	0	0	316,467
Loans held for sale	115	115	0	115	0
Interest receivable	2,532	2,532	0	2,532	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	78,944	79,091	0	79,091	0
Securitized debt obligations	14,264	14,335	0	14,335	0
Senior and subordinated notes	30,696	31,636	0	31,636	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	562	0	562	0
Interest payable	666	666	0	666	0
__________
(1)Other investments include FHLB and Federal Reserve Bank stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

147	Capital One Financial Corporation (COF)

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, integration expenses, and certain liabilities incurred by Discover ahead of the Transaction and not attributable to ongoing operations.
The assets and liabilities related to the acquired Home Loan business are presented separately within assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheets, and the operating results have been reflected as discontinued operations for all periods presented. As such, the related results have been excluded from continuing operations and business segment results.
•Credit Card: Consists of our domestic consumer card lending, personal loans, domestic small business card lending and international card businesses in the U.K. and Canada.
•Consumer Banking: Consists of our deposit gathering and lending activities for consumers and small businesses, national auto lending and services offered by the Global Payment Network.
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $1.3 billion and $2.5 billion for the three and six months ended June 30, 2025, respectively, and $1.1 billion and $2.1 billion for the three and six months ended June 30, 2024, respectively. Credit Card marketing expense was $1.1 billion and $2.2 billion for the three and six months ended June 30, 2025, respectively, and $907 million and $1.8 billion for the three and six months ended June 30, 2024, respectively. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses,

148	Capital One Financial Corporation (COF)

and a charge for the use of funds by each business. The allocation is unique to each business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the businesses. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2024 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2025 and 2024, selected balance sheet data as of June 30, 2025 and 2024, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$7,293	$2,162	$602	$(62)	$9,995
Non-interest income (loss)	1,802	394	335	(34)	2,497
Total net revenue (loss)(2)	9,095	2,556	937	(96)	12,492
Provision (benefit) for credit losses	11,098	252	81	(1)	11,430
Non-interest expense	4,447	1,713	489	342	6,991
Income (loss) from continuing operations before income taxes	(6,450)	591	367	(437)	(5,929)
Income tax provision (benefit)	(1,533)	141	87	(361)	(1,666)
Income (loss) from continuing operations, net of tax	$(4,917)	$450	$280	$(76)	$(4,263)
Loans held for investment	$269,709	$81,233	$88,355	$0	$439,297
Deposits	0	414,044	29,245	24,821	468,110

	Six Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$12,947	$4,105	$1,174	$(218)	$18,008
Non-interest income (loss)	3,313	577	647	(53)	4,484
Total net revenue (loss)(2)	16,260	4,682	1,821	(271)	22,492
Provision (benefit) for credit losses	13,024	553	223	(1)	13,799
Non-interest expense	8,085	3,294	975	539	12,893
Income (loss) from continuing operations before income taxes	(4,849)	835	623	(809)	(4,200)
Income tax provision (benefit)	(1,151)	199	148	(537)	(1,341)
Income (loss) from continuing operations, net of tax	$(3,698)	$636	$475	$(272)	$(2,859)
Loans held for investment	$269,709	$81,233	$88,355	$0	$439,297
Deposits	0	414,044	29,245	24,821	468,110

149	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,294	$2,025	$609	$(382)	$7,546
Non-interest income	1,506	172	271	11	1,960
Total net revenue (loss)(2)	6,800	2,197	880	(371)	9,506
Provision for credit losses	3,545	330	34	0	3,909
Non-interest expense	3,134	1,250	483	79	4,946
Income (loss) from continuing operations before income taxes	121	617	363	(450)	651
Income tax provision (benefit)	30	146	85	(207)	54
Income (loss) from continuing operations, net of tax	$91	$471	$278	$(243)	$597
Loans held for investment	$153,895	$75,663	$88,628	$0	$318,186
Deposits	0	305,422	29,210	16,810	351,442

	Six Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$10,566	$4,036	$1,208	$(776)	$15,034
Non-interest income	2,982	331	552	9	3,874
Total net revenue (loss)(2)	13,548	4,367	1,760	(767)	18,908
Provision for credit losses	5,804	756	32	0	6,592
Non-interest expense	6,363	2,496	998	226	10,083
Income (loss) from continuing operations before income taxes	1,381	1,115	730	(993)	2,233
Income tax provision (benefit)	329	263	172	(408)	356
Income (loss) from continuing operations, net of tax	$1,052	$852	$558	$(585)	$1,877
Loans held for investment	$153,895	$75,663	$88,628	$0	$318,186
Deposits	0	305,422	29,210	16,810	351,442
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $785 million and $1.5 billion in the three and six months ended June 30, 2025, respectively, and $649 million and $1.3 billion in the three and six months ended June 30, 2024, respectively, for credit card finance charges and fees charged off as uncollectible.
Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of discount and interchange fees, service charges and other customer-related fees, and other contract revenue. Discount and interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as automated teller machine (“ATM”) usage, transaction processing services on the PULSE Network, as well as various participation and membership fees. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our merchant relationships. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2025 and 2024.

150	Capital One Financial Corporation (COF)

Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$1,207	$248	$23	$0	$1,478
Service charges and other customer-related fees	20	78	82	1	181
Other	125	53	7	0	185
Total contract revenue	1,352	379	112	1	1,844
Revenue (reduction) from other sources	450	15	223	(35)	653
Total non-interest income (loss)	$1,802	$394	$335	$(34)	$2,497

	Six Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$2,292	$363	$46	$0	$2,701
Service charges and other customer-related fees	20	98	167	1	286
Other	236	102	8	0	346
Total contract revenue	2,548	563	221	1	3,333
Revenue (reduction) from other sources	765	14	426	(54)	1,151
Total non-interest income (loss)	$3,313	$577	$647	$(53)	$4,484

	Three Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$1,116	$107	$26	$0	$1,249
Service charges and other customer-related fees	0	22	74	0	96
Other	83	38	2	0	123
Total contract revenue	1,199	167	102	0	1,468
Revenue from other sources	307	5	169	11	492
Total non-interest income	$1,506	$172	$271	$11	$1,960

	Six Months Ended June 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$2,136	$205	$53	$0	$2,394
Service charges and other customer-related fees	0	43	147	0	190
Other	204	65	5	0	274
Total contract revenue	2,340	313	205	0	2,858
Revenue from other sources	642	18	347	9	1,016
Total non-interest income	$2,982	$331	$552	$9	$3,874
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Discount and interchange fees are presented net of customer reward expenses.

151	Capital One Financial Corporation (COF)

NOTE 14—COMMITMENTS, CONTINGENCIES, GUARANTEES AND OTHERS
Commitments to Lend
Our unfunded lending commitments primarily consist of credit card lines, loan commitments to customers of our Credit Card, Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. These commitments, other than credit card lines and certain other unconditionally cancellable lines of credit, are legally binding conditional agreements that have fixed expirations or termination dates and specified interest rates and purposes. The contractual amount of these commitments represents the maximum possible credit risk to us should the counterparty draw upon the commitment. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities.
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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2025 and December 31, 2024. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Credit card lines	$668,477	$411,603	N/A	N/A
Other loan commitments(1)	46,590	45,145	$74	$73
Standby letters of credit and commercial letters of credit(2)	1,344	1,306	27	30
Total unfunded lending commitments	$716,411	$458,054	$101	$103
__________
(1)Includes $6.4 billion and $6.0 billion of advised lines of credit as of June 30, 2025 and December 31, 2024.
(2)These financial guarantees have expiration dates that range from 2025 to 2028 as of June 30, 2025.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $142 million and $143 million as of June 30, 2025 and December 31, 2024, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

152	Capital One Financial Corporation (COF)

Counterparty Settlement Guarantees
Diners Club and/or DFS Services LLC (on behalf of the PULSE Network) have entered into contractual relationships with certain international merchants, international ATM acquirers and international payment networks to retain counterparty exposure arising from failures of third parties to perform their financial payment or settlement obligations.
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has certain contractual remedies to offset these counterparty settlement exposures, however, there is no limitation on the maximum amount the Company may be liable to pay. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. Counterparty settlement guarantees were not material for the three and six months ended June 30, 2025. The Company did not record a contingent liability in the consolidated financial statements as of June 30, 2025.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the payment card customer and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the customer's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn credits its customer's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for payment card transactions. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer, the Discover Network will bear the loss for the amount credited or refunded to the customer.
The maximum potential amount of obligations of the Discover Network arising from such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. There is no limitation on the maximum amount the Company may be liable to pay to issuers. However, the Company believes that such amount is not representative of the Company's actual potential loss exposure based on the Company’s historical experience. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether the current or cumulative transaction volumes may include or result in disputed transactions.
Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2025. The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of June 30, 2025.
Discover-Related Consent Orders
Prior to the closing of the transaction, Discover and Discover Bank and their respective subsidiaries were parties to certain enforcement actions. As a result of the Transaction, Capital One and CONA now have certain going-forward obligations with regard to these matters.
In December 2020, Discover entered into a consent order with the CFPB related to certain private student loan servicing practices (the “CFPB Order”). As part of the CFPB Order, Discover implemented a redress and compliance plan and paid a civil monetary penalty. Although Discover sold its student loan portfolio and ceased servicing student loans prior to the closing of the Transaction, the CFPB Order by its terms remains in effect until December 2030 for issues that occurred prior to the sale and transfer of servicing for the student loan portfolio.

153	Capital One Financial Corporation (COF)

On July 19, 2023, Discover disclosed that it had incorrectly classified certain credit cards into its highest merchant and merchant acquirer pricing tier (the “Card Product Misclassification”). On April 18, 2025, Discover and DFS Services LLC entered into a consent order with the Federal Reserve (the “Federal Reserve Order”) in connection with the Card Product Misclassification relating to, among other things, board governance, risk management and internal controls and requiring a a civil money penalty, which was paid prior to close. Capital One and CONA have committed to satisfy the obligations of the Federal Reserve Order.
In addition, as a condition of the OCC’s approval of CONA’s application to acquire Discover Bank, CONA is required to provide a plan for supervisory non-objection, which details effective and sustainable corrective action and timelines to address the underlying root causes of any outstanding enforcement actions against Discover Bank and plans for remediation of harm, including the FDIC’s April 2025 orders relating to Card Product Misclassification, in which Discover Bank agreed to pay restitution of at least $1.2 billion to adversely affected merchants, merchant acquirers and other intermediaries and a civil money penalty.
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
We are defendants or respondents in a number of evolving legal and regulatory matters. For certain matters, we are able to estimate reasonably possible losses above existing reserves, and for other matters, such an estimate is not possible at this time. Management’s current estimate of the reasonably possible future losses for legal and regulatory matters beyond our reserves as of June 30, 2025 is up to approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Below we provide a description of potentially material legal and regulatory proceedings and claims.
Discover Card Product Misclassification
Discover and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the Card Product Misclassification. Plaintiffs’ motion for preliminary approval of the settlement is pending before the court. The class action settlement and anticipated court-approved distribution of restitution will be the primary means through which restitution for the Card Product Misclassification is provided to affected parties, including to satisfy the restitution obligations under the FDIC and Federal Reserve consent orders, which are discussed in more detail above.
Discover was also named as a defendant in a putative class action on behalf of shareholders alleging securities and other claims based on the Card Product Misclassification, among other subjects. On March 31, 2025, the court dismissed the putative shareholder class action without prejudice, and on May 14, 2025 plaintiffs moved for leave to file an amended complaint. Discover was also subject to an SEC investigation into the Card Product Misclassification matter. We are cooperating with the investigation.
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

154	Capital One Financial Corporation (COF)

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
We are named as a defendant in 4 putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident and seeking various remedies, including monetary and injunctive relief. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. In the second quarter of 2022, a trial court in British Columbia preliminarily certified a class of all impacted Canadian consumers except those in Quebec. The preliminary certification decision in British Columbia was appealed, with both parties contesting portions of the ruling. On July 4, 2024, the British Columbia Court of Appeal denied both parties’ appeals. In the third quarter of 2023, a trial court in Quebec preliminarily authorized a class of all impacted consumers in Quebec. This decision was also appealed and, on February 25, 2025, the Quebec Court of Appeal affirmed the trial court’s ruling. The final two putative class actions, both of which are pending in Alberta, are continuing in parallel, but currently remain at a preliminary stage.
Savings Account Litigation
On July 10, 2023, we were sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to our introduction of a new savings account product with a higher interest rate than existing savings account products (“Savings Account Litigation”). Since the original suit, we have also been sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, we filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024, and the court set a trial date in July 2025. In November 2024, the court denied our motion to dismiss. In April 2025, the parties reached an agreement to settle the case and, in June 2025, the court granted preliminary approval of the settlement. The settlement fund is reflected in our reserves.
On May 14, 2025, the New York Attorney General sued Capital One in the Southern District of New York alleging a variety of causes of action under New York and federal law based on factual allegations similar to those raised in the Multidistrict Litigation pending in the Eastern District of Virginia. On May 20, 2025, the Judicial Panel on Multidistrict Litigation transferred the case to the Eastern District of Virginia. The New York Attorney General moved to vacate the transfer, which Capital One opposed.
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

155	Capital One Financial Corporation (COF)

Other Contingencies
Deposit Insurance Assessments
On November 16, 2023, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that it would be collecting the special assessment at an annual rate of approximately 13.4 bps over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In June 2024, the FDIC provided notification that the collection period will be extended an additional two quarters beyond the initial eight quarterly collection periods, at a lower rate. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023. As a result of updates from the FDIC related to our portion of the FDIC’s estimate of relevant DIF losses, we have recognized $325 million of operating expenses related to the special assessment as of June 30, 2025.
On July 8, 2025, the FDIC invoiced CONA for additional special assessment fees and interest and asserted that CONA underreported its estimated uninsured deposits on the 2022 Call Report. CONA disagrees with the FDIC’s assertion and has responded accordingly to the FDIC’s invoice. While we cannot predict the outcome of this dispute with the FDIC, we estimate that the amount of reasonably possible additional special assessment fees beyond our existing accrual is approximately $200 million. Consistent with regulatory mandates, CONA will pledge security satisfactory to the FDIC related to the disputed special assessment amount. The pledged security will remain in custody with a third party bank pending resolution of the dispute.
Finally, the ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank.

156	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A— Market Risk Profile.”

157	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. As a result of the Transaction, we are in the process of incorporating Discover into our internal control over financial reporting. As permitted by the SEC, we have excluded the acquired business from our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2025. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for further information. Other than those related to the Transaction, there have been no changes in our internal control over financial reporting during the the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

158	Capital One Financial Corporation (COF)

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
•We may not be able to successfully integrate our businesses associated with the Transaction, or such integration may be more difficult, time consuming or costly than expected.
•We will continue to incur substantial expenses related to the integration of Discover, and the expenses may be greater than anticipated due to factors, some or all of which may be outside our control.
•We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control.
•The integration of Discover may have an adverse effect on our business and results of operations due to the diversion of a substantial portion of the time and attention of our management team as well as potential employee attrition.
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

159	Capital One Financial Corporation (COF)

•We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.
•Fraudulent activity associated with our products or our networks could cause our fraud losses to increase, the use of our products to decrease and our brands to suffer reputational damage, all of which could have a material adverse effect on our business.
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
•A change in market preference towards other operators of payment networks and alternative payment providers could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our network business.
•If we are unsuccessful in creating and maintaining a strong base of network licensees and achieving meaningful global card acceptance, we may be unable to achieve long-term success in our recently acquired international network business.
•Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions.
•A reduction in the number of large merchants that accept cards on our recently acquired Discover Network or PULSE Network or in the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
•Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
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
Risks Relating to the Acquisition and Integration of Discover
We may not be able to successfully integrate our businesses associated with the Transaction, or such integration may be more difficult, time consuming or costly than expected.

160	Capital One Financial Corporation (COF)

The successful integration of two independent businesses is complex, difficult, time-consuming and costly. The success of the Transaction depends, in part, on our ability to successfully integrate Discover’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or materially decrease revenues due to loss of customers. Additionally, the success of the Transaction depends on our ability to successfully integrate Discover into our Framework, compliance systems and corporate culture, which we believe requires extensive investment, including to enhance the risk management function at Discover consistent with our risk management standards and those of regulators, as well as to address remediation obligations under existing and possible future regulatory orders. The difficulties of combining the operations of our businesses include, among others:
•difficulties integrating operations, systems and networks, including related technology, commercial operations, and compliance programs;
•difficulties managing our expanded operations, including challenges related to management and monitoring of new operations and associated increased costs and complexity;
•difficulties managing our expanded international business footprint, including risks adapting to new markets, languages, businesses and cultural practices;
•challenges in conforming standards, controls, procedures and accounting and other policies, such as the integration of Discover into our Framework and corporate culture;
•risks arising from increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction and the integration process or the size, scope and complexity of our expanded business operations;
•difficulties in retaining existing personnel or hiring and integrating new personnel;
•difficulties retaining existing customers or maintaining existing customer relationships;
•diversion of management’s attention to integration matters;
•potential failures, outages, interruptions and other disruptions resulting from the integration of certain systems, networks and infrastructures, such as our third-party cloud infrastructure platforms;
•changes in laws or regulations or in the interpretation of existing laws or regulations;
•risks arising from known or potential unknown contingencies and liabilities of Discover assumed in connection with the consummation of the Transaction; and
•ongoing risks related to the outcome of any legal, regulatory, political or community group proceedings or inquiries that may be currently pending or later instituted against us in connection with the Transaction.
The successful combination of our businesses depends on the result of the factors listed above and on the resolution of any potential unknown liabilities, adverse consequences and unforeseen events and increased expenses associated with the Transaction, some or all of which may be outside of our control. Additionally, inconsistencies in standards, controls, procedures and policies between us and Discover could adversely affect us. If we are unable to successfully integrate our businesses or manage risks related to the above factors, the anticipated benefits of the Transaction may not be fully realized or at all, or may take longer to realize than expected, all of which may have an adverse effect on our business, financial condition and results of operations.
We will continue to incur substantial expenses related to the integration of Discover, and the expenses may be greater than anticipated due to factors, some or all of which may be outside our control.
We have incurred and expect to incur a number of significant non-recurring costs associated with the integration of Discover. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits.
While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of integration expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These expenses may result in us

161	Capital One Financial Corporation (COF)

recording increased expenses as a result of the Transaction or the integration of Discover, and the amount and timing of such charges are uncertain at the present and could exceed initial estimates.
We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control.
We may fail to realize the anticipated benefits of the proposed Transaction, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside our control. Our ability to continue to grow our business depends upon our ability to successfully hire, train, supervise, retain and manage new team members, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to achieve further growth at all. Additionally, we face risks that any business, technology, service, or product we integrate from Discover in connection with the Transaction may significantly under-perform relative to our expectations, and that we may not achieve the benefits we expect, which could, among other things, also result in a write-down of goodwill and other intangible assets associated with the Transaction.
Other factors include, but are not limited to, changes in laws or regulations or the implementation or interpretation of laws or regulations due to changes in government or general economic, political, legislative or regulatory conditions. For example, debit card transactions on three-party networks—comprising the cardholder, merchant and network provider—could become subject to the Federal Reserve’s Regulation II (Debit Card Interchange Fees and Routing) requirements, and other changes in laws or regulations could impose additional limitations on the fees issuers or networks can charge on debit or credit card transactions or require merchants to be provided an alternative network for transaction routing, any of which may have an adverse effect on our business. Other factors that also may impact our ability to achieve the anticipated benefits of the proposed Transaction include the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us, including those related to the Card Product Misclassification.
As a result of the Transaction, we have become the legal successor to Discover and, as a result, have assumed the risks relating to actions that were or may be later instituted against Discover, as well as ongoing expenses in defending and resolving these actions, and are subject to reputational and other risks associated with Discover’s previous actions.
If we fail to realize the anticipated benefits of the Transaction, or if those benefits take longer to realize than expected, it could have an adverse effect on our business, financial condition and results of operations.
The integration of Discover may have an adverse effect on our business and results of operations due to the diversion of a substantial portion of the time and attention of our management team as well as potential employee attrition.
Our management team has spent, and continues to spend, a significant amount of time and effort focusing on the integration of Discover. This diversion of attention may have an adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the time it takes to complete the integration is protracted. During this period of integration, our employees may face distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain members of our management team and other key personnel could also impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.
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

162	Capital One Financial Corporation (COF)

Some of the factors that could disrupt capital markets, reduce consumer and business activity, and weaken the labor market include the following:
•Monetary policy actions, such as changes to interest rates, taken by the Federal Reserve and other central banks, such as the central banks in the U.K. and Canada, and a growing fiscal deficit and increase in the U.S. debt-to-gross domestic product ratio;
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
Decreases in overall business activity and changes in customer behavior may lead to increases in our charge-off rate caused by bankruptcies and may reduce our ability to recover debt that we have previously charged off. Such changes may also decrease the reliability of our internal processes and models, including those we use to estimate our allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.”
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

163	Capital One Financial Corporation (COF)

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
Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. See “Part I—Item 2. MD&A—Market Risk Profile” and “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operation” for additional information.
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
Like other lenders, we face the risk that our customers will not repay their loans. A customer’s ability and willingness to repay us can be adversely affected by decreases in the income of the borrower or increases in their payment obligations to other lenders, whether as a result of a job loss, higher debt levels or rising cost of servicing debt, inflation outpacing wage growth, or by restricted availability of credit generally. We may fail to quickly identify and reduce our exposure to customers that are likely to default on their payment obligations, whether by closing credit lines or restricting authorizations. Our ability to manage credit risk also is affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of our collections staff, techniques and models. Additionally, there can be no assurance that we can effectively integrate Discover’s business into our credit models in a manner that will be effective at predicting credit outcomes or preventing fraud in the combined company.

164	Capital One Financial Corporation (COF)

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
•Incorrect Estimates of Expected Credit Losses: The credit quality of our loan portfolios can have a significant impact on our earnings. We allow for and reserve against credit risks based on our assessment of expected credit losses in our loan portfolios. This process, which is critical to our financial condition and results of operations, requires complex judgments, including forecasts of economic conditions. We may underestimate our expected credit losses and fail to hold an allowance for credit losses sufficient to account for these credit losses. Incorrect assumptions could lead to material underestimations of expected credit losses and an inadequate allowance for credit losses. See “We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.”
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
•Increasing Charge-off Recognition/Allowance for Credit Losses: We account for the allowance for credit losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the FFIEC Account Management Guidance. We measure our allowance for credit losses under the CECL standard, which is based on management’s best estimate of expected lifetime credit losses. The impact of measuring our allowance for credit losses on our results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts. The application of the CECL standard may require us to increase reserves faster and to a higher level in an economic downturn, resulting in greater adverse impact to our results and our capital ratios than we would have experienced in similar circumstances prior to the adoption of CECL. Due to our business mix and the impact of credit losses on our income statement as compared to many of our large bank peers, we could be disproportionately affected by use of the CECL standard.
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

165	Capital One Financial Corporation (COF)

of auto loans, which could cause the number of consumers who become delinquent or default on their loans to increase.
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 38.1% of our commercial real estate loan portfolio is concentrated in the Northeast region. The regional economic conditions in the Northeast affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn or prolonged period of slow economic growth or a catastrophic event or natural disaster that disproportionately affects the Northeast region could have a material adverse effect on the performance of our commercial real estate loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.
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
Additionally, growth in our total consolidated assets (including as a result of our acquisition of Discover) or cross-jurisdictional activity could affect the Company’s continued classification as a Category III institution. If the Company were to have $700 billion or more in total consolidated assets or $75 billion or more in cross-jurisdictional activity, each as measured based on the average for the four most recent calendar quarters, the Company and the Bank would become subject to more stringent capital and liquidity regulations as a Category II institution and Category II bank, respectively. For example, if the Company were to become a Category II institution, each of the Company and Bank would become subject to the full LCR requirement, which would multiply its total net cash flows by an outflow adjustment percentage of 100% (rather than 85%), and full NSFR requirement, which would require it to maintain an available stable funding in an amount at least equal to 100% (rather than 85%) of its required stable funding, as well as required daily (rather than monthly) liquidity reporting. In addition, unlike Category III institutions, Category II institutions are not permitted to exclude AOCI from regulatory capital calculations and are

166	Capital One Financial Corporation (COF)

subject to a more stringent capital deductions framework as well as the advanced approaches framework under the current Basel III Capital Rules. Although the Company is currently a Category III institution, we cannot predict with certainty whether or when future growth will result in its exceeding the applicable thresholds for classification as a Category II firm.
Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase our common stock.
We are a separate and distinct legal entity from our subsidiaries, including, without limitation, the Bank and our broker-dealer subsidiaries. Dividends to us from these direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase our common stock, make payments on corporate debt securities and meet other obligations. These capital distributions may be limited by law, regulation or supervisory policy. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital and capital buffer requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, and Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Our broker-dealer subsidiaries are also subject to laws and regulations, including net capital requirements, that may limit their ability to pay dividends or make other distributions to us. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, our financial position or the perception of our financial health. The frequency and size of any future dividends to our stockholders and our stock repurchases will depend upon regulatory limitations imposed by our regulators and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.
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
Similar to other large corporations in our industry, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, malicious disruption and fraud by employees or persons outside of our company, whether through attacks on Capital One directly, or on our third-party service providers or customers. In addition, the increasing use of near real-time money movement solutions, among other risks, increases the complexity of preventing, detecting and recovering fraudulent transactions. We are also heavily dependent on the security, capability, integrity and continuous availability of the technology systems and networks that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders. Despite our implementation of various internal and external procedures and security measures, our employees, service providers, partners and other third parties with whom we interact may expose us to certain risks as a result of human error. For example, errors in processing wire transfers may result in the inadvertent release of funds in incorrect amounts or to incorrect recipients, and we may be unable to recover such funds. In addition, in connection with the integration of Discover, we may experience increased risks associated with processing a large volume of transactions in multiple currencies and in jurisdictions where we have not historically operated.

167	Capital One Financial Corporation (COF)

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
We also rely on the business infrastructure and systems of third-party service providers (and their supply chains) with which we do business and/or to whom we outsource the operation, maintenance and development of our information technology and communications systems. Other than the ongoing integration of Discover, we have substantially migrated primarily all aspects of our core information technology systems and customer-facing applications to third-party cloud infrastructure platforms, principally Amazon Web Services, Inc. (“AWS”). If we fail to architect, administer or oversee these environments in a well-managed, secure and effective manner, or if such platforms become unavailable, are disrupted, fail to scale, do not operate as designed, or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and operations. We must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security and other controls adapted to our reliance on outside platforms and providers. Weakness in our third-party service providers’ processes or controls could impact our ability to deliver products or services to our customers and expose us to compliance and operational risks. In addition, AWS or other service providers (including, without limitation, those who also rely on AWS) have experienced and may continue to experience system or telecommunication breakdowns or failures, outages, degradation in service, downtime, failure to scale, software bugs, design flaws, cyber-attacks and other security incidents, insider threats, adverse changes to financial condition, bankruptcy, or other adverse conditions (including conditions which interfere with our access to and use of AWS) that are outside of our control, any of which could have a material adverse effect on our business and reputation. For example, in January 2025, we experienced a multi-day system outage due to a technical issue experienced by Fidelity Information Services, a third-party service provider, which temporarily impacted certain services for some of our customers. Although we were able to reconnect our systems following restoration of the vendor’s capabilities, there can be no assurance that we will not experience additional system outages in the future as a result of technical issues experienced by our third-party vendors. Any such service outage, particularly where the vendor is the single source from which we obtain such services, could significantly disrupt our business or negatively impact the relationship we have with customers that rely on such services. We also face a risk that our third-party service providers might be unable or unwilling to continue to provide services to meet our current or future needs in an efficient, cost-effective, or favorable manner or may terminate or seek to terminate their contractual relationship with us. Any transition to alternative third-party service providers or internal solutions may be difficult to implement, may cause us to incur significant time and expense and may disrupt or degrade our ability to deliver our products and services. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third-party service providers may increase our risk exposure.
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

168	Capital One Financial Corporation (COF)

obligations or report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In addition, our ongoing investments in infrastructure, which are necessary to maintain a competitive business, integrate acquisitions and establish scalable operations, may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies or risks, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, the integration of newly acquired businesses, or the prevention or occurrence of cyber-attacks and other security incidents. If we are unable to successfully manage our expenses, our financial results will be negatively affected. Changes to our business, including those resulting from our strategic imperatives, also require robust governance to ensure that our objectives are executed as intended without adversely impacting our customers, associates, operations or financial performance. Further, any of the foregoing risks could be heightened and we could experience failures, outages and other disruptions as a result of the integration of Discover, including the migration of and other changes to Discover’s data, systems, networks and infrastructure to our third-party cloud infrastructure platforms.
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
Our ability to provide our products and services and communicate with our customers depends upon the management and safeguarding of information systems and infrastructure, networks, software, data, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other third parties with which we do business. We also have arrangements in place with third-party business partners through which we share and receive information about their customers who are or may become our customers. The financial services industry, including Capital One, is particularly at risk because of the increased use of and reliance on digital banking products and other digital services, including mobile banking products, such as mobile payments, and other internet- and cloud-based products and applications, and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure. In addition, global events and geopolitical instability (including, without limitation, the conflict in the Middle East, the war between Ukraine and Russia and the related sanctions imposed by the U.S. and other countries, and increased geopolitical tensions between the U.S. and China) may lead to increased nation state targeting of financial institutions in the U.S. and abroad.
Technologies, systems, networks and other devices of Capital One, as well as those of our employees, service providers, partners and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including computer viruses, hacking, malware, ransomware, denial of service attacks, supply chain attacks, exploitation of vulnerabilities, credential stuffing, account takeovers, insider threats, business email compromise scams or the use of phishing, vishing (through voice messages), smishing (through SMS text), “deep fakes,” or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions in Capital One accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, an attempt to extort Capital One, its third-party service providers or its business partners or other damage. Cyber-attacks and other security incidents that occur in the supply chain of third parties with which we interact could also negatively impact Capital One.
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

169	Capital One Financial Corporation (COF)

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
In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. These third-party breach events could create a threat for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of AI, “bots” or other automation software can increase the velocity and efficacy of these types of attacks. As our employees are operating under our hybrid work model, our remote interaction with employees, service providers, partners and other third parties on systems, networks and environments over which we have less control (such as through employees’ personal devices) increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, expand our usage of mobile, cloud and other internet-based technologies, increase international merchant acceptance of credit cards issued on the Discover Network, acquire new business operations or outsource certain business operations and otherwise attempt to keep pace with rapid technological changes in the financial services industry.
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

170	Capital One Financial Corporation (COF)

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
Furthermore, the Transaction exposes us to additional cybersecurity risks, which we expect to continue until the integration of Discover is completed. These risks include the possibility of previously undetected cybersecurity threats in Discover's operations, systems and networks, as well as risks related to the cybersecurity posture of Discover and its third-party service providers. The materialization of such risks could lead to the degradation or disruption of our operations and services; unauthorized access; breach of confidentiality; misuse or modification of systems, networks, and data. Additionally, in connection with the integration of Discover, failures or difficulties in retaining new personnel, including those with access to our confidential or sensitive information (including personal information), and other difficulties in the organizational and cultural integration process may heighten the risk of cyber-attacks and other security incidents, including as a result of human error, fraud or malice on the part of current or former employees.
We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.
We rely on quantitative models and in some cases the use of AI, as well as our ability to manage and aggregate data in an accurate and timely manner, to assess and manage our various risk exposures, create estimates and forecasts, and manage compliance with regulatory capital requirements. We continue to invest in building new capabilities that employ new AI technologies such as generative AI, and we expect our use of these technologies to increase over time. However, there are significant risks involved in utilizing models and AI, and no assurance can be provided that our use will enhance our business or produce only intended or beneficial results. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI uses machine learning and predictive analytics, which can create inaccurate, incomplete or misleading output, unexpected results, errors or inadequacies, any of which may not be easily detectable. AI may subject us to new or heightened legal, regulatory, ethical, or other challenges; and negative public opinion of AI could impair the acceptance of AI solutions. Accordingly, if the models or AI solutions that we create or use, or if the content, analyses or recommendations that models or AI solutions assist in producing in our products and services, are, or are perceived to be deficient, inaccurate, biased, unethical or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. We also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
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

171	Capital One Financial Corporation (COF)

formulas or algorithms, could result in inaccurate forecasts, ineffective risk management practices or inaccurate risk reporting. In addition, models and AI based on historical data sets might not be accurate predictors of future outcomes, and their ability to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events).
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
Fraudulent activity associated with our products or our networks could cause our fraud losses to increase, the use of our products to decrease and our brands to suffer reputational damage, all of which could have a material adverse effect on our business.
We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to be a persistent inherent risk for the financial services industry, and our risk of fraud increased as a result of our recent acquisition of a payments network that process payment transactions for other card issuers. Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent, and perpetrators are growing ever more sophisticated. Emerging generative AI capabilities, such as synthetic video, images and identity documents may introduce new risks, in the form of identity fraud and scams. While we have policies and procedures designed to address such risk, there can be no assurance that losses will not occur. Our resources, customer authentication methods and fraud prevention tools may be insufficient to accurately predict, prevent or detect fraud. Consumer activists and regulators have sought to expand financial institutions’ responsibility to hold customers harmless for fraudulent transactions that they authorized on their accounts.
Our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches, card acceptance in our recently acquired network business grows internationally and we expand our digital banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to significantly increase. Furthermore, high-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention or other actions (such as mandatory card reissuance) and reputational and financial damage to our brands, which could negatively impact the use of our deposit accounts, cards and networks, any of which could have a material adverse effect on our business.
Legal and Regulatory Risk
Compliance with new and existing domestic and foreign laws, regulations and regulatory expectations is costly and complex, and any significant changes may adversely affect our business.
A wide array of laws and regulations, including banking, tax, consumer lending and payment services laws and regulations, apply to every aspect of our business and these laws can be uncertain and evolving. We and our subsidiaries are also subject to

172	Capital One Financial Corporation (COF)

supervision and examination by multiple regulators both in the U.S. and abroad, and the manner in which our regulators interpret applicable laws and regulations may affect how we comply with them.
The Company, including Discover’s business acquired in the Transaction, may be subject to increased scrutiny by, and/or may require additional regulatory compliance with, governmental authorities in connection with the Transaction as a result of an increase in the size, scope and complexity of the combined company’s business operations, which may have an adverse effect on our business, financial condition and results of operations. Also, if the Company were to become a Category II institution due to an increase in size or cross-jurisdictional activity, it would become subject to certain additional or enhanced regulatory requirements. See “We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders” for additional information.
Failure to comply with these laws and regulations and effectively navigate this complex regulatory landscape, even if the failure is inadvertent, results from human error or reflects a difference in interpretation or conflicting legal requirements, could subject us to restrictions on our business activities, fines, criminal sanctions and other penalties, and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining risk management and compliance-related systems, infrastructure and processes, is difficult and may lead to increased expenses. These efforts and the associated costs could limit our ability to invest in other business opportunities. In addition, actions, behaviors or practices by us, our employees or representatives that are illegal, unethical or contrary to our core values could harm us, our stockholders or customers or damage the integrity of the financial markets and are subject to regulatory scrutiny across jurisdictions. Violations of law by other financial institutions may also result in increased regulatory scrutiny of our business.
Applicable rules and regulations may affect us disproportionately compared to our competitors or in an unforeseen manner. For example, we have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit card and auto loans, which typically have higher delinquencies and charge-offs than prime customer accounts. As a result, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged off debt and vehicle repossession. These and other consumer lending activities are subject to customer complaints and enhanced legal and regulatory scrutiny from regulators, courts and legislators. Any future changes to or legal liabilities resulting from our business practices in these areas, including our debt collection practices and the fees we charge, whether mandated by regulators, courts, legislators or otherwise, could have a material adverse impact on our financial condition.
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
Compliance expectations and expenditures have steadily and significantly increased for us as regulators have heightened their focus on the adequacy of controls to support business operations. We may have to make additional investments in risk management, compliance and other functions in response to enforcement actions, supervisory expectations, and the integration of Discover into our Framework and corporate culture. We may face additional risks, including risks of supervisory and enforcement actions, if we are unable to align Discover’s risk and control culture and environment with the expectations of our regulators. We may become subject to compliance and regulatory risks if new issues, including issues that may be more severe than we anticipated before the closing of the Transaction, are identified as part of the integration of Discover or otherwise relating to Discover’s activities. We may also face compliance and regulatory risks if we introduce new or changed products and services or enter into new business arrangements with third-party service providers, alternative payment providers, or other industry participants as a result of the Transaction. Heightened regulatory expectations and increased volume of regulatory changes may generate additional expenses or require significant time and resources to maintain compliance.

173	Capital One Financial Corporation (COF)

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
We are subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For further discussion of applicable privacy, data protection and data security laws and regulations, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K under the headings “Privacy, Data Protection and Data Security” and “Regulation by Authorities Outside the United States.” These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. Significant uncertainty exists as privacy, data protection, and data security laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. In connection with the integration of Discover, we expect to continue to integrate Discover data, including personal information, into our systems and networks, which may subject us to increased regulatory and compliance risks, including at the international level.
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
Our efforts to comply with Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Personal Information Protection and Electronic Documents Act and provincial privacy laws, EU GDPR, U.K. GDPR and other privacy, data protection and data security laws and regulations, as well as our posted privacy policies, and related contractual obligations to third parties, entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy, data protection and data security violations continue to increase. The enactment of more restrictive laws or regulations, or future enforcement actions, litigation or investigations, could impact us through increased costs or restrictions on our business, and any noncompliance or perceived noncompliance could result in monetary or other penalties, harm to our reputation, distraction to our management and technical personnel and significant legal liability.
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

174	Capital One Financial Corporation (COF)

harm to us, which could seriously harm our business. For example, the 2019 Cybersecurity Incident has resulted in litigation, consent orders, settlements, government investigations and other regulatory enforcement inquiries.
In addition, financial institutions, such as ourselves, face significant regulatory scrutiny, which can lead to public enforcement actions or nonpublic supervisory actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by, among other regulatory bodies, the Federal Banking Agencies, SEC, Commodity Futures Trading Commission (“CFTC”) and CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings, including by the OCC, CFPB, Department of Justice, Financial Crimes Enforcement Network (“FinCEN”) and state Attorneys General.
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
We expect that regulators and governmental enforcement bodies will continue taking public enforcement actions against financial institutions in addition to addressing supervisory concerns through nonpublic supervisory actions or findings, which could involve restrictions on our activities, or our ability to make acquisitions or otherwise expand our business, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to supervisory review or an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further customer remuneration, judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could generally subject us to significant fines, increased expenses, restrictions on our activities and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings to which we are subject, see “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
As a result of the Transaction, we have assumed the contingencies and liabilities of Discover, for which we have incurred and may continue to incur financial risk, compliance obligations, litigation risk, or reputational risk, including as a result of assuming ongoing litigation disputes, claims, government agency investigations and enforcement actions and other proceedings associated with Discover’s actions prior to the Transaction. For additional information regarding legal and regulatory proceedings in connection with the Transaction, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
We continue to face significant uncertainty regarding the contingencies and liabilities we have assumed from Discover, and any significant or unanticipated liability we may incur from these matters may adversely impact our business, financial condition and results of operations.
Other Business Risks
We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations.
We operate in a highly competitive environment across all of our lines of business, whether in making loans, attracting deposits or in the global payments industry, and we expect competitive conditions to continue to intensify with respect to most of our products, particularly in our credit card and consumer banking businesses. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience. This competitive environment is primarily a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial services providers, all of which may affect our customers’ expectations and demands. In addition to offering competitive products and services, we invest in and conduct marketing campaigns to attract and inform customers. If our marketing campaigns are unsuccessful, it may adversely impact our ability to attract new customers and grow market share.

175	Capital One Financial Corporation (COF)

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
The increased pressure on transaction fees associated with card payments due to competition could create additional risk to growth for both our card issuing businesses and the Global Payment Network. This, in turn, could adversely affect the revenue for our network and card issuing businesses, as well as our ability to attract and retain Network Partners who may seek alternatives from both traditional and non-traditional payment service providers, which may limit our ability to maintain or grow revenues from the Global Payment Network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies may adversely affect our recently acquired PULSE Network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. Additionally, in our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. As of December 31, 2024, we have a number of large partnerships in our credit card loan portfolio. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships or assure that these relationships will be profitable or valued by our customers. Additionally, partners themselves may face changes in their business, including market factors and ownership changes, that could impact the partnership or they may make changes to the products and services they offer, which may lower the value of our products, such as the cobranded cards we issue to our customers. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of any key business partner could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
We depend on our partners to effectively promote our co-brand and private label credit card products and integrate the use of our credit cards into their retail operations. The failure by our partners to effectively promote and support our products, as well as changes they may make in their business models, could adversely affect card usage and our ability to achieve the growth and profitability objectives of our partnerships. In addition, if our partners do not adhere to the terms of our program agreements and standards, or otherwise diminish the value of our brand, we may suffer reputational damage and customers may be less likely to use our products.

176	Capital One Financial Corporation (COF)

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
A change in market preference towards other operators of payment networks and alternative payment providers could result in reduced transaction volume, limited merchant acceptance of our cards, limited issuance of cards on our networks by third parties and materially reduced earnings from our network business.
As a result of our recent acquisition of the Global Payment Network, we now face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we now compete with other payment networks to attract Network Partners to issue credit and debit cards and other card products on the Global Payment Network. In addition, increased competition with certain network operators, such as Visa and Mastercard, could affect our existing partnerships and business relationships with these networks, which have historically played a significant role in facilitating our card-issuing and transaction process services. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance, network size and functionality, technological capabilities and other economic terms. Competition is also based on customer perception of service quality, brand image, reputation and market share. Further, we are now facing ongoing competition from alternative payment providers, who may create innovative network or other arrangements with our primary competitors, large merchants or other industry participants, which could adversely impact our costs, transaction volume and ability to grow our business.
Many of our payment network and alternative payment provider competitors are well established and have significant financial resources and scale. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs and funding for, and sponsorship of, marketing programs and other bonuses.
We cannot be certain that we will be able to continue to increase international merchant acceptance, as well as the perception of merchant acceptance of the Global Payment Network, and we cannot be certain that we will achieve global market parity with Visa or Mastercard. In addition, Visa and Mastercard have entered into long-term arrangements with financial institutions, some of which are exclusive, or nearly exclusive, which has the effect of limiting our ability to conduct material amounts of business with these institutions. Moreover, American Express is also a strong competitor, with international merchant acceptance, competitive transaction fees, and an upscale brand image. Internationally, American Express competes in the same market segments as Diners Club. We may face challenges in increasing international merchant acceptance on our networks, particularly if third parties that we rely on to issue Diners Club cards, increase card acceptance and market our brands do not perform to our expectations. In such a competitive environment, any disruption to our existing relationships with Visa or Mastercard or our ability to grow the Global Payment Network could affect our ability to remain competitive by adjusting issuer fees and incentives, and we may be unable to offer adequate pricing to Network Partners while maintaining sufficient net revenues.
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract Network Partners and maintain or increase the revenues generated by the Global Payment Network or our proprietary card-issuing businesses could be materially and adversely affected. Our competitive position could also be affected if we are unable to deploy, in a cost effective and competitive manner, technology such as generative AI. Additionally, competitors may develop ancillary products, which as a consequence of the competitors’ size and scale, we may be forced to use. Such developments could adversely affect our business, as those competitors may be better positioned to absorb the costs of such data security solutions over higher volumes or a larger customer base.
Our recently acquired network business depends upon relationships with card issuers, merchant acquirers, alternative payment providers and licensees, many of whom are financial institutions. The economic and regulatory environment and increased

177	Capital One Financial Corporation (COF)

competition and innovation in the payments space could decrease our opportunities for new business and may result in the termination of existing business relationships. In addition, if as a result of this environment, financial institutions have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, that would inhibit our ability to grow our network business. We will face substantial and intense competition in the payments industry, which may impact our revenue margins, transaction volume and business strategies.
If we are unsuccessful in creating and maintaining a strong base of network licensees and achieving meaningful global card acceptance, we may be unable to achieve long-term success in our recently acquired international network business.
Our international network business, and the ability to achieve increased global card acceptance for the Global Payment Network depends upon the cooperation, support and continued business operation of the network licensees that issue Diners Club cards and that maintain a merchant acceptance network. As is the case for other card payment networks, our Diners Club network does not issue cards or determine the terms and conditions of cards issued by the network licensees. If we are unable to continue our relationships with network licensees or if the network licensees are unable to continue their relationships with merchants, our ability to maintain or increase revenues and to remain competitive would be adversely affected due to the potential deterioration in customer relationships and related demand that could result. If one or more licensees were to experience a significant impairment of their business or were to cease doing business for economic, regulatory or other reasons, we would face the adverse effects of business interruption in a particular market, including loss of volume, global card acceptance and revenue and exposure to potential reputational risk. If such conditions arise in the future, we may deploy resources and incur expenses in order to sustain network acceptance. Additionally, interruption of network licensee relationships could have an adverse effect on the international acceptance of our credit cards when they are used on the Diners Club network.
Achieving global card acceptance would allow our customers, including third-party issuers leveraging the network, to use their cards at merchant and ATM locations around the world. The long-term success of our international network business depends upon achieving meaningful global card acceptance, which may include higher overall costs or longer time frames than anticipated.
Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the interchange fees charged by credit and debit card networks to facilitate card transactions.
As an issuer of credit and debit cards on four-party networks, the Bank earns interchange fees, which are paid by merchants, when customers use our cards. Interchange fees are the amounts established by credit and debit card networks for the purpose of compensating debit and credit card issuers for their role in facilitating card transactions and are a meaningful source of revenue for our credit and debit card businesses. Interchange fees are a revenue source that, for example, covers issuers’ costs associated with credit and debit card payments, funds rewards programs, helps fund anti-fraud measures, management and dispute costs and funds competition and innovation. Interchange fees continue to be the subject of significant and intense global legislative, regulatory and legal focus, and the resulting legislation, regulation and decisions may have a material adverse impact on our overall business, financial condition and results of operations.
Legislative and regulatory bodies in a number of countries have sought, or are currently seeking, to reduce interchange fees through legislation, competition-related regulatory proceedings, voluntary agreements, central bank regulation and/or litigation. In the United States, interchange reimbursement rates for credit card transactions are set by credit card networks such as Mastercard and Visa. In the United States, the Federal Reserve’s Regulation II places limits on the interchange fees that issuers may charge, and requires additional routing requirements for, debit cards issued on four-party networks, such as debit cards issued by the Bank on networks other than the Global Payment Network.
On October 25, 2023, the Federal Reserve released a notice of proposed rulemaking to revise Regulation II to further reduce the cap on interchange fees that debit card issuers covered by Regulation II can receive for covered debit card transactions. For more information on these rules, please see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K. At the state level, Illinois passed a law prohibiting interchange fees on state taxes and gratuities, which would go into effect July 2026, though it is being challenged in the courts and has been preliminarily enjoined with respect to national banks and certain other entities.
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

178	Capital One Financial Corporation (COF)

transactions. In addition, in Canada, Visa and Mastercard payment networks have entered into voluntary agreements with the Department of Finance Canada to maintain an agreed upon average interchange rate.
In addition to this legislative and regulatory activity, merchants are also seeking avenues to reduce interchange fees. Merchants and their trade groups have filed numerous lawsuits against payment card networks and banks that issue cards on those networks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against Mastercard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the defendants conspired to fix the level of interchange fees. For additional information about the lawsuits, see “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” for further details.
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
The heightened focus by legislative and regulatory bodies on the fees charged by credit and debit card networks, and the ability of certain merchants to successfully pursue litigation, negotiate discounts to interchange fees with payment networks or develop alternative payment systems could result in a loss of income from interchange fees. Changes to the terms or implementation of Regulation II or the adoption of other laws and regulations that impose limitations on the fees that can be charged by issuers or networks on debit or credit card transactions could have an adverse effect on our business, financial condition and results of operations. For example, if a change in law or regulation results in debit card transactions on three-party networks, such as debit cards issued by the Bank on the Global Payment Network being subject to the Regulation II cap on interchange fees, it could result in the Company not recognizing a significant majority of the network revenue synergies that the Company anticipated to be realized in connection with the Transaction. Additionally, the development of alternative payment systems or exclusivity arrangements among merchants and their debit card networks could result in loss of interchange fee income and income from other fees earned by the Global Payment Network. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.
A reduction in the number of large merchants that accept cards on our recently acquired Discover Network or PULSE Network or in the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
The largest merchants participating in our recently acquired Discover Network or PULSE Network could seek to negotiate different pricing or other financial incentives by conditioning their continued participation on a change in the terms of their economic participation. Loss of acceptance at these merchants would decrease transaction volume, negatively impact our recently acquired brand and could cause customer attrition. In addition, some of the merchants on these networks, primarily small- and mid-size merchants, are not contractually committed to us for any period of time and may cease to participate in our Discover Network and PULSE Network at any time on short notice.
Actual or perceived limitations on acceptance of credit cards issued on the Discover Network or debit cards issued on the PULSE Network could adversely affect the use of, or the attractiveness to prospective customers of, our credit cards that rely on the Discover Network. Also, we may have difficulty attracting and retaining Network Partners if we are unable to add or retain acquirers or merchants who accept cards issued on the Discover or PULSE Networks. As a result of these factors, a reduction in the number of our merchants or the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
Merchant defaults may adversely affect our business, financial condition, cash flows and results of operations.
As an issuer and merchant acquirer in the United States on the Discover Network and as a holder of certain merchant agreements internationally for the Diners Club network, we face credit risk related to the settlement of our credit card

179	Capital One Financial Corporation (COF)

transactions. For example, we are contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases.
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
Any merger, acquisition, disposition or strategic partnership we undertake, including the Transaction, entails certain risks, which may materially and adversely affect our results of operations. If we experience greater than anticipated costs to integrate acquired businesses into our existing operations, or are not able to achieve the anticipated benefits of any merger, acquisition or strategic partnership, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, errors or delays in systems implementation, exposure to cybersecurity risks associated with acquired businesses, exposure to additional regulatory oversight, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with partners, clients, customers, depositors and employees or to achieve the anticipated benefits of any merger, acquisition or strategic partnership. Integration efforts also may divert management

180	Capital One Financial Corporation (COF)

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
In addition, we may face the following risks in connection with any merger, acquisition or strategic partnership:
•New Businesses and Geographic or Other Markets: Our merger, acquisition or strategic partnership activity may involve our entry into new businesses or new geographic areas or markets in the U.S. or internationally that present risks resulting from our relative inexperience in these new businesses, localities or markets. These new businesses, localities or markets may change the overall character of our consolidated portfolio of businesses and alter our exposure to economic and other external factors. We also face the risk that we will not be successful in these new businesses, localities or markets.
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
For additional risks related to the Transaction, see “Risks Relating to the Acquisition and Integration of Discover.”
Reputational risk and social factors may impact our results and damage our brand.
Our ability to attract and retain customers is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our products, services, trustworthiness, business practices, workplace culture, compliance practices or our financial health. All of Capital One’s brands, including Discover, PULSE, and Diners Club, are one of our most important assets. Maintaining and enhancing our brand depends largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial, and funding markets could lead to difficulties in generating, maintaining and financing accounts. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data, could lead to decreases in the levels of deposits that current and potential consumer and commercial customers choose to maintain with us. Negative perceptions may also significantly increase the costs of attracting and retaining customers.

181	Capital One Financial Corporation (COF)

Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, cyber-attacks or other security incidents, corporate governance and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. We may strategically license our trademarks to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. In addition, our co-brand and private label credit card partners or other third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the actual or alleged events discussed above could impact our reputation and business.
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
There has also been an increased focus by investor advocacy groups, investment funds and shareholder activists, among others, on topics related to environmental, social and corporate governance policies, and our policies, practices and disclosure in these areas, including those related to climate change. Reputation risk related to corporate policies and practices on environmental, social and corporate governance topics is increasingly complex. Divergent ideological and social views may create competing stakeholder, legislative, and regulatory scrutiny that may impact our reputation or operations. Furthermore, responding to environmental, social and corporate governance considerations and implementing our related goals and initiatives involve risk and uncertainties, require investments and depend in part on third-party performance or data that is outside of our control. There can be no assurance that we will achieve these goals and initiatives or that any such achievements will have the desired results. Our failure or perceived failure to achieve progress in these areas on a timely basis, if at all, or incorrect perception or distortions of our goals and initiatives could impact our reputation and public perceptions of our business. In addition, as part of our acquisition of Discover, we have committed to a $265 billion Community Benefits Plan (“CBP”) over five years. Failure to adequately deliver on these commitments or material revisions to these initiatives or goals, whether due to financial constraints, operational inefficiencies or external economic factors, may lead to public criticism, which may expose us to significant reputational risks. Also, some stakeholders may object to the scope or nature of the CBP initiatives or goals, which could give rise to negative responses by governmental actors (e.g., litigation, retaliatory legislation) or by customers and advocates (e.g., boycotts) that could adversely affect our brand value.
If we are not able to protect our intellectual property rights, or we violate third-party intellectual property rights, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect and enhance our intellectual property rights, including copyrights, trademarks, trade secrets, patents, licenses and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary and confidential information. These measures may not be successful in protecting or enforcing our rights in every jurisdiction or preventing misappropriation of our proprietary or confidential information or infringement, a misappropriation or other violations of our intellectual property rights and a resulting loss of competitive advantage. In certain situations, we may be compelled to engage in intellectual property-related litigation to enforce our intellectual property rights, which may incur significant expense and may be perceived negatively by customers or industry partners, thus potentially resulting in reputational harm and may adversely impact our business, financial position and results of operations. In addition, our competitors or other third parties may obtain patents for innovations that are used in our industry or allege that our operations, marketing, trademarks, systems, processes, or technologies infringe, misappropriate or violate their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environments in which we operate, if our competitors or other third parties are successful in obtaining such patents or prevail in intellectual property-related litigation or demands against us, we could lose significant revenues, incur significant license, royalty, technology development or other expenses, or pay significant damages.
We license certain intellectual property and technology that are important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of these obligations under our license agreements, we may be required to pay damages and the licensor may have the right

182	Capital One Financial Corporation (COF)

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
Management of market, credit, liquidity, strategic, reputational, operational and compliance risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “Part I—Item 2. MD&A—Risk Management” for further details. Our Framework is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. Even though we continue to devote significant resources to operating and governing our Framework, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.
Some of our methods of managing these risks are based upon our use of observed historical market behavior, the use of analytical and/or forecasting models and management’s judgment. These methods may not accurately predict future exposures, which could be significantly greater than the historical measures or models indicate, and market conditions, particularly during a period of financial market stress, can involve unprecedented dislocations. For example, credit risk is inherent in the financial services business and results from, among other things, extending credit to customers. Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our consumer and commercial customers become less predictive of future charge-offs due, for example, to rapid changes in the economy, or degradation in the predictive nature of credit bureau and other data used in underwriting.
While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the timing of such outcomes. For example, our ability to implement our risk management strategies may be hindered by adverse changes in the volatility or liquidity conditions in certain markets and, as a result, may limit our ability to distribute such risks (for instance, when we seek to syndicate exposure in bridge financing transactions we have underwritten). We may, therefore, incur losses in the course of our risk management or investing activities. As our business expands and evolves, including in connection with the Transaction and the adoption of new technologies, such as AI, our risk management methods may not always effectively adapt with those changes.
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
Our ability to attract, develop and retain qualified employees or effectively transition key roles in connection with the Transaction is also affected by perceptions of our culture and management, including our position on remote and hybrid work arrangements, our profile in the regions where we have offices and the professional opportunities we offer.
Regulation or regulatory guidance restricting executive compensation, as well as evolving investor expectations, may limit the types of compensation arrangements that we may enter into with our most senior leaders and could have a negative impact on our ability to attract, retain and motivate such leaders in support of our long-term strategy. These laws and regulations may not

183	Capital One Financial Corporation (COF)

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
We face risks from catastrophic events.
Natural disasters, geopolitical events and other catastrophic events could harm our employees, business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia and New York metropolitan areas, Richmond, Virginia, Chicago, Illinois and Plano, Texas. This may include a disruption involving damage or loss of access to a physical site, cyber-attacks and other security incidents, terrorist activities, the occurrence or worsening of disease outbreaks or pandemics, natural disasters, extreme weather events, electrical outage, environmental hazards, disruption to technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. Our business, financial condition and results of operations may be impacted by any such disruption and our ability to implement corresponding response measures quickly. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business, customers or assets securing our loans are concentrated, such as the mid-Atlantic, New York, California or Texas metropolitan areas, or in regions where our third-party platforms are located, we could be disproportionately impacted as compared to our competitors. Portions of our business concentrated primarily on serving the global travel industry, including the Diners Club network, could be disproportionately affected by events that are global in nature, including events that impact international conditions, travel restrictions or perceptions about the safety of travel, all of which may result in an indefinite decline in consumer or business travel activity. The impact of such events and other catastrophes on the overall economy and our physical and transition risks may also adversely affect our financial condition and results of operations.
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
Physical and transition risks could also affect the financial health of certain customers in impacted industries or geographies. In addition, we face reputational risk as a result of our policies, practices, disclosures and decisions related to climate change and the environment, or the practices or involvement of our clients or vendors and suppliers, in certain industries or projects associated with causing or exacerbating climate change. In addition, due to divergent views of stakeholders, we are at increased risk that any action, or lack thereof, by us concerning our response to climate change could be perceived negatively by some stakeholders, which could adversely impact our reputation and businesses. Further, there is increased scrutiny of climate change-related policies, goals and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters.
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

184	Capital One Financial Corporation (COF)

and the absence of standardized, reliable and comprehensive greenhouse gas emissions data across the industry, which could cause these risk assessments to vary significantly over time or actual risks to vary from our assessments.
We face risks from the use of or changes to assumptions or estimates in our financial statements.
Pursuant to U.S. GAAP, we are required to use certain assumptions, judgments, and estimates in preparing our financial statements, including determining our allowance for credit losses, the liability for legal actions, the fair value of certain assets and liabilities, and goodwill impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may issue new or amend existing accounting and reporting standards or change existing interpretations of those standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could materially impact our financial statements. If actual results differ from the assumptions, judgments or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates” in our 2024 Form 10-K and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K.
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
Since 2023, several financial services institutions failed or required outside liquidity support, in many cases, as a result of the inability of the institutions to obtain needed liquidity. For example, Silicon Valley Bank, Signature Bank and First Republic Bank were closed in 2023 and placed under FDIC receivership. This has led to additional risk for other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations. For information on the FDIC’s special assessment following the closures of Silicon Valley Bank and Signature Bank, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the second quarter of 2025. Commission costs are excluded from the amounts presented below.

185	Capital One Financial Corporation (COF)

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
April	—	$—	—	$3,884
May	187,614	186.53	102,513	3,864
June	657,284	198.50	657,105	3,734
Total	844,898	195.95	759,618
_________
(1) In April 2022, our Board of Directors authorized the repurchase of up to $5.0 billion of shares of our common stock. There were 85,101 and 179 shares withheld in May and June, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:
Timothy P. Golden, our Chief Accounting Officer, entered into a pre-arranged stock trading plan on May 13, 2025. Mr. Golden’s plan provides for the associated sale of up to 3,669.292 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and May 13, 2026.
Richard D. Fairbank, our Chair and Chief Executive Officer, entered into a pre-arranged stock trading plan on May 13, 2025. Mr. Fairbank’s plan provides for the potential exercise of vested stock options and the associated sale of up to 388,459 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and February 2, 2027.
Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Capital One’s policies regarding transactions in its securities.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

186	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
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
3.3
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative, Perpetual Preferred Stock, Series O, of Capital One Financial Corporation, effective as of May 18, 2025.(incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 19, 2025).

3.4
Certificate of Designations of 6.125% Fixed-Rate Reset Non-Cumulative, Perpetual Preferred Stock, Series P, of Capital One Financial Corporation, effective as of May 18, 2025.(incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed on May 19, 2025).

3.5
Certificate of Elimination of 6.125% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series P, of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on June 30, 2025).

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
4.2
Deposit Agreement, dated as of October 31, 2017, by and among Discover Financial Services, Computershare Inc., Computershare Trust Company N.A. and the holders from time to time of the depositary receipts described therein.(incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on May 19, 2025).

4.3
Deposit Agreement, dated as of June 22, 2020, by and among Discover Financial Services, Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein.(incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed on May 19, 2025).

4.4
Amendment to Deposit Agreement, effective as of May 18, 2025, by and between Capital One Financial Corporation (as successor in interest to Discover Financial Services), Discover Financial Services, Computershare Inc., Computershare Trust Company N.A. and the holders from time to time of the depositary receipts described therein. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed on May 19, 2025).

4.5
Amendment to Deposit Agreement, effective as of May 18, 2025, by and between Capital One Financial Corporation (as successor in interest to Discover Financial Services), Discover Financial Services, Computershare Inc., Computershare Trust Company N.A. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K, filed on May 19, 2025).

10.1+	Legacy Discover 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed on May 19, 2025).
10.2+*	Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on June 3, 2025.
10.3+*	Restricted Stock Unit Award Agreement, dated June 3, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan.
10.4+*	Restricted Stock Unit Award Agreement, dated June 3, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan.
10.5+	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed on May 19, 2025).
10.6+	Discover Financial Services Directors’ Compensation Plan (incorporated by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed on May 19, 2025).
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

187	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: July 30, 2025	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

188	Capital One Financial Corporation (COF)