Form 10-Q
period 2025-09-30
CAPITAL ONE FINANCIAL CORP
filed 2025-11-03
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2025, there were 635,733,605 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part II—Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the“Q2 2025 Form 10-Q”) and in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2025 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2024 Annual Report on Form 10-K (“2024 Form 10-K”).

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
We are one of the largest issuers of credit cards in the United States of America (“U.S.”) based on the outstanding balance of credit card loans as of September 30, 2025. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of September 30, 2025, we service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network, Diners Club International (“Diners Club”) and Network Partners (collectively, the “Global Payment Network”). The Discover Network processes transactions for credit and debit cards issued on its network and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and/or provide card acceptance services. We also have agreements with a number of financial institutions, financial technology firms, networks, network-to-network partners and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Global Payment Network. In our newly acquired network business, we compete with other networks for transaction volume and to attract Network Partners to issue credit, debit and prepaid cards on the Global Payment Network.
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

4	Capital One Financial Corporation (COF)

Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with our deposits, long-term debt and other borrowings. We also earn non-interest income which primarily consists of discount and interchange income, net of reward expenses, service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
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
Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (i) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (ii) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (iii) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and Second Step Merger, the “Transaction”). The Transaction enables the Company to leverage its newly acquired networks, customer base, technology, and data ecosystem to drive value for merchants, consumers, and small businesses. The Company has begun to convert legacy Capital One customer debit cards on to the Global Payment Network.
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

As of the Closing Date, the fair value of purchase consideration transferred was $51.8 billion. The fair value of total identifiable assets acquired was $168.1 billion, which included $108.2 billion of loans held for investment. The fair value of deposits assumed was $106.9 billion. Our results of operations for the third quarter of 2025 reflect the combined company. Our results of operations for the first nine months of 2025 reflect the activity of Discover’s acquired business operations for the period since the Closing Date. See “Part I—Item 1.Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information.
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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2025 and 2024 and selected comparative balance sheet data as of September 30, 2025 and December 31, 2024. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2025	2024	Change	2025	2024	Change
Income statement
Net interest income	$12,404	$8,076	54%	$30,412	$23,110	32%
Non-interest income	2,955	1,938	52	7,439	5,812	28
Total net revenue	15,359	10,014	53	37,851	28,922	31
Provision for credit losses	2,714	2,482	9	16,513	9,074	82
Non-interest expense:
Marketing	1,403	1,113	26	3,950	3,187	24
Operating expense	6,860	4,201	63	17,206	12,210	41
Total non-interest expense	8,263	5,314	55	21,156	15,397	37
Income from continuing operations before income taxes	4,382	2,218	98	182	4,451	(96)
Income tax provision (benefit)	1,189	441	170	(152)	797	**
Income from continuing operations, net of tax	3,193	1,777	80	334	3,654	(91)
Loss from discontinued operations, net of tax	(1)	—	**	(15)	—	**
Net income	3,192	1,777	80	319	3,654	(91)
Dividends and undistributed earnings allocated to participating securities	(33)	(28)	18	(13)	(60)	(78)
Preferred stock dividends	(73)	(57)	28	(195)	(171)	14
Discount on redeemed preferred stock	—	—	—	6	—	**
Net income available to common stockholders	$3,086	$1,692	82	$117	$3,423	(97)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$4.83	$4.42	9%	$0.26	$8.94	(97)%
Net loss from discontinued operations	—	—	—	(0.03)	—	**
Net income per basic common share	$4.83	$4.42	9	$0.23	$8.94	(97)
Diluted earnings per common share:
Net income from continuing operations	$4.83	$4.41	10%	$0.26	$8.92	(97)%
Net loss from discontinued operations	—	—	—	(0.03)	—	**
Net income per diluted common share	$4.83	$4.41	10	$0.23	$8.92	(97)
Weighted-average common shares outstanding (in millions):
Basic	639.0	383.0	67%	510.2	382.8	33%
Diluted	639.5	383.7	67	510.9	383.7	33

7	Capital One Financial Corporation (COF)

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2025	2024	Change		2025	2024	Change
Common shares outstanding (period-end, in millions)	635.7	381.5	67%		635.7	381.5	67%
Dividends declared and paid per common share	$0.60	$0.60	—		$1.80	$1.80	—
Tangible book value per common share (period-end)(1)	105.18	112.36	(6)		105.18	112.36	(6)
Balance sheet (average balances)
Loans held for investment	$439,859	$318,255	38%		$380,564	$315,927	20%
Interest-earning assets	593,247	454,484	31		527,461	451,078	17
Total assets	657,858	481,219	37		574,602	477,816	20
Interest-bearing deposits	439,527	324,509	35		388,541	321,856	21
Total deposits	467,280	351,125	33		415,686	348,765	19
Borrowings	50,180	48,274	4		47,097	49,194	(4)
Common equity	107,412	56,443	90		82,306	54,293	52
Total stockholders’ equity	112,819	61,289	84		87,511	59,139	48
Selected performance metrics
Purchase volume	$230,379	$166,203	39%		$589,780	$481,517	22%
Global Payment Network volume(2)	153,117	N/A	**		227,131	N/A	**
Total net revenue margin(3)	10.36%	8.81%	155	bps	9.57%	8.55%	102	bps
Net interest margin	8.36	7.11	125		7.69	6.83	86
Return on average assets(4)	1.94	1.48	46		0.08	1.02	(94)
Return on average tangible assets(5)	2.07	1.53	54		0.08	1.05	(97)
Return on average common equity(6)	11.50	11.99	(49)		0.21	8.41	(820)
Return on average tangible common equity(7)	18.82	16.42	240		0.33	11.69	(1,136)
Equity-to-assets ratio(8)	17.15	12.74	441		15.23	12.38	285
Efficiency ratio(9)	53.80	53.07	73		55.89	53.24	265
Operating efficiency ratio(10)	44.66	41.95	271		45.46	42.22	324
Adjusted operating efficiency ratio(11)	38.89	41.41	(252)		40.63	41.71	(108)
Effective income tax rate from continuing operations	27.1	19.9	720		(83.5)	17.9	**
Net charge-offs	$3,473	$2,604	33%		$9,269	$7,864	18%
Net charge-off rate	3.16%	3.27%	(11)bps		3.25%	3.32%	(7)bps

(Dollars in millions, except as noted)	September 30, 2025	December 31, 2024	Change
Balance sheet (period-end)
Loans held for investment	$443,159	$327,775	35%
Interest-earning assets	605,235	463,058	31
Total assets	661,877	490,144	35
Interest-bearing deposits	441,136	336,585	31
Total deposits	468,785	362,707	29
Borrowings	51,482	45,551	13
Common equity	108,406	55,938	94
Total stockholders’ equity	113,813	60,784	87

8	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2025	December 31, 2024	Change
Credit quality metrics
Allowance for credit losses	$23,103	$16,258	42%
Allowance coverage ratio	5.21%	4.96%	25bps
30+ day performing delinquency rate	3.29	3.69	(40)
30+ day delinquency rate	3.50	3.98	(48)
Capital ratios
Common equity Tier 1 capital(12)	14.4%	13.5%	90bps
Tier 1 capital(12)	15.5	14.8	70
Total capital(12)	17.3	16.4	90
Tier 1 leverage(12)	12.6	11.6	100
Tangible common equity (“TCE”)(13)	10.8	8.6	220
Supplementary leverage(12)	10.8	9.9	90
Other
Employees (period end, in thousands)	77.0	52.6	46%
__________
(1)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(2)Global Payment Network volume includes transactions processed on the Discover Network, PULSE Network, Diners Club and Network Partners.
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $3.2 billion ($4.83 per diluted common share) on total net revenue of $15.4 billion and net income of $319 million ($0.23 per diluted common share) on total net revenue of $37.9 billion for the third quarter and first nine months of 2025, respectively. In comparison, we reported net income of $1.8 billion ($4.41 per diluted common share) on total net revenue of $10.0 billion and net income of $3.7 billion ($8.92 per diluted common share) on total net revenue of $28.9 billion for the third quarter and first nine months of 2024, respectively.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 14.4% and 13.5% as of September 30, 2025 and December 31, 2024, respectively. See “Capital Management” for additional information.
In the third quarter of 2025, we declared and paid common stock dividends of $387 million and repurchased 1.0 billion of shares of our common stock. During the first nine months of 2025, we declared and paid common stock dividends of $1.0 billion and repurchased 1.3 billion of shares of our common stock. On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of our common stock. Repurchases under the new share repurchase program were authorized to begin on October 21, 2025. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved by our Board of Directors in April 2022. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2025. These highlights are based on a comparison between the results of the third quarter and first nine months of 2025 and 2024, except as otherwise noted. The changes in our financial condition and credit performance as of September 30, 2025 compared to December 31, 2024 were primarily driven by the Transaction. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $1.4 billion to $3.2 billion in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by:
◦Higher net interest income primarily driven by higher loan balances, including the impacts of the Transaction.
◦Higher non-interest income primarily driven by growth in our credit card portfolio and the impacts of acquiring the Global Payment Network, both as a result of the Transaction.
These drivers were partially offset by:
◦Higher non-interest expense primarily driven by impacts from the Transaction, including integration expenses, as well as continued investments in technology.
Our net income decreased by $3.3 billion to $319 million in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by:
◦Higher provision for credit losses primarily driven by the initial allowance for credit losses for non-purchased credit deteriorated (“non-PCD”) loans acquired in the Transaction.
◦Higher non-interest expense primarily driven by impacts from the Transaction, including integration expenses, as well as continued investments in technology.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher loan balances, including the impacts of the Transaction.
◦Higher non-interest income primarily driven by growth in our credit card portfolio and the impacts of acquiring the Global Payment Network, both as a result of the Transaction.

10	Capital One Financial Corporation (COF)

•Loans Held for Investment:
◦Loans held for investment increased by $115.4 billion to $443.2 billion as of September 30, 2025 compared to December 31, 2024 primarily driven by the Transaction, which contributed $108.2 billion of loans held for investment as of the Closing Date.
◦Average loans held for investment increased by $121.6 billion to $439.9 billion in the third quarter of 2025 compared to the third quarter of 2024 and increased by $64.6 billion to $380.6 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by the Transaction.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate decreased by 11 basis points (“bps”) to 3.16% in the third quarter of 2025 compared to the third quarter of 2024 and decreased by 7 bps to 3.25% in the first nine months of 2025 compared to the first nine months of 2024.
◦Our 30+ day delinquency rate decreased by 48 bps to 3.50% as of September 30, 2025 from December 31, 2024 primarily due to the loan portfolio acquired as part of the Transaction.
•Allowance for Credit Losses: Our allowance for credit losses increased by $6.8 billion to $23.1 billion as of September 30, 2025 compared to December 31, 2024 primarily driven by the initial allowance for credit losses acquired in the Transaction. Our allowance coverage ratio increased by 25 bps to 5.21% as of September 30, 2025 compared to December 31, 2024 primarily driven by a higher concentration of credit card loans, which carry comparatively higher coverage than our auto and commercial loan portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2025 and 2024. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2025 and 2024 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$269,175	$12,109	17.99%	$154,160	$7,578	19.66%
Consumer banking	82,295	1,958	9.52	76,182	1,692	8.88
Commercial banking(3)	88,904	1,426	6.42	88,373	1,601	7.24
Other(4)	—	(264)	**	—	(324)	**
Total loans, including loans held for sale	440,374	15,229	13.83	318,715	10,547	13.24
Investment securities	96,186	823	3.42	90,644	733	3.24
Cash equivalents and other interest-earning assets	56,687	711	5.02	45,125	580	5.14
Total interest-earning assets	593,247	16,763	11.30	454,484	11,860	10.44
Cash and due from banks	5,062			3,815
Allowance for credit losses	(23,857)			(16,654)
Premises and equipment, net	5,200			4,414
Other assets	70,035			35,160
Assets of discontinued operations	8,171			—
Total assets	$657,858			$481,219
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$439,527	$3,597	3.27%	$324,509	$2,945	3.63%
Securitized debt obligations	12,919	165	5.11	15,833	234	5.93
Senior and subordinated notes	36,272	582	6.41	32,041	596	7.43
Other borrowings and interest-bearing liabilities(5)	3,120	15	2.04	2,389	9	1.50
Total interest-bearing liabilities	491,838	4,359	3.55	374,772	3,784	4.04
Non-interest-bearing deposits	27,753			26,616
Other liabilities	25,414			18,542
Liabilities of discontinued operations	34			—
Total liabilities	545,039			419,930
Stockholders’ equity	112,819			61,289
Total liabilities and stockholders’ equity	$657,858			$481,219
Net interest income/spread		$12,404	7.75		$8,076	6.40
Impact of non-interest-bearing funding			0.61			0.71
Net interest margin			8.36%			7.11%

12	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$212,172	$28,764	18.08%	$151,700	$21,733	19.10%
Consumer banking	80,304	5,592	9.28	75,555	4,867	8.59
Commercial banking(3)	88,516	4,229	6.37	89,452	4,829	7.20
Other(4)	—	(750)	**	—	(969)	**
Total loans, including loans held for sale	380,992	37,835	13.24	316,707	30,460	12.82
Investment securities	93,970	2,377	3.37	89,580	2,120	3.16
Cash equivalents and other interest-earning assets	52,499	1,797	4.56	44,791	1,737	5.17
Total interest-earning assets	527,461	42,009	10.62	451,078	34,317	10.14
Cash and due from banks	4,612			3,775
Allowance for credit losses	(20,024)			(15,783)
Premises and equipment, net	4,946			4,396
Other assets	53,545			34,350
Assets of discontinued operations	4,062			—
Total assets	$574,602			$477,816
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$388,541	$9,432	3.24%	$321,856	$8,631	3.58%
Securitized debt obligations	13,228	505	5.10	17,036	753	5.90
Senior and subordinated notes	33,180	1,622	6.52	31,744	1,793	7.53
Other borrowings and interest-bearing liabilities(5)	2,771	38	1.84	2,422	30	1.67
Total interest-bearing liabilities	437,720	11,597	3.53	373,058	11,207	4.01
Non-interest-bearing deposits	27,145			26,909
Other liabilities	22,213			18,710
Liabilities of discontinued operations	13			—
Total liabilities	487,091			418,677
Stockholders’ equity	87,511			59,139
Total liabilities and stockholders’ equity	$574,602			$477,816
Net interest income/spread		$30,412	7.09		$23,110	6.14
Impact of non-interest-bearing funding			0.60			0.69
Net interest margin			7.69%			6.83%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $745 million and $1.9 billion in the third quarter and first nine months of 2025, respectively, and $626 million and $1.7 billion in the third quarter and first nine months of 2024, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $19 million and $59 million in the third quarter and first nine months of 2025, respectively, and $20 million and $59 million in the third quarter and first nine months of 2024, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.1 billion in both the third quarter and first nine months of 2025, and $2.0 billion in both the third quarter and first nine months of 2024. Related interest expense was $8 million and $23 million for the third quarter and first nine months of 2025, respectively, and $7 million and $23 million for the third quarter and first nine months of 2024, respectively.
**    Not meaningful.

13	Capital One Financial Corporation (COF)

Net interest income increased by $4.3 billion to $12.4 billion in the third quarter of 2025 compared to the third quarter of 2024 and increased by $7.3 billion to $30.4 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by higher loan balances, including the impacts of the Transaction, and lower rates paid on deposits.
Net interest margin increased by 125 bps to 8.36% in the third quarter of 2025 compared to the third quarter of 2024 and increased by 86 bps to 7.69% in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by higher loan balances, including the impacts of the Transaction, and lower rates paid on deposits.
Our total company cumulative interest-bearing deposit beta increased to 23% as of September 30, 2025, from 11% as of December 31, 2024. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to changes in the upper bound of the federal funds rate during the current falling interest rate cycle.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•Changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•Changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$4,531	$5,174	$(643)	$7,031	$8,198	$(1,167)
Consumer banking	266	140	126	725	316	409
Commercial banking(2)	(175)	9	(184)	(600)	(50)	(550)
Other(3)	60	80	(20)	219	116	103
Total loans, including loans held for sale	4,682	5,403	(721)	7,375	8,580	(1,205)
Investment securities	90	46	44	257	107	150
Cash equivalents and other interest-earning assets	131	145	(14)	60	264	(204)
Total interest income	4,903	5,594	(691)	7,692	8,951	(1,259)
Interest expense:
Interest-bearing deposits	652	941	(289)	801	1,619	(818)
Securitized debt obligations	(69)	(39)	(30)	(248)	(153)	(95)
Senior and subordinated notes	(14)	68	(82)	(171)	70	(241)
Other borrowings and liabilities	6	3	3	8	5	3
Total interest expense	575	973	(398)	390	1,541	(1,151)
Net interest income	$4,328	$4,621	$(293)	$7,302	$7,410	$(108)
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

14	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2025 and 2024.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Discount and interchange fees, net	$1,812	$1,228	$4,513	$3,622
Service charges and other customer-related fees	849	501	2,016	1,422
Net securities losses	—	(35)	—	(35)
Other(1)(2)	294	244	910	803
Total non-interest income	$2,955	$1,938	$7,439	$5,812
__________
(1)Primarily consists of revenue from Capital One Shopping, treasury income, other investment income and auto industry services.
(2)Includes gains of $46 million and $87 million on deferred compensation plan investments in the third quarter and first nine months of 2025, respectively, and gains of $36 million and $89 million on deferred compensation plan investments in the third quarter and first nine months of 2024, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $1.0 billion to $3.0 billion in the third quarter of 2025 and increased by $1.6 billion to $7.4 billion in the first nine months of 2025 primarily due to growth in our credit card portfolio and the impacts of acquiring the Global Payment Network, both as a result of the Transaction.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $232 million to $2.7 billion in the third quarter of 2025 primarily driven by higher net charge-offs in Domestic Card as a result of the Transaction, partially offset by a larger net allowance release compared to the third quarter of 2024. Our provision for credit losses increased by $7.4 billion to $16.5 billion in the first nine months of 2025 primarily driven by the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.
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

15	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2025 and 2024.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Operating expense:
Salaries and associate benefits(1)	$3,496	$2,391	$9,041	$7,069
Occupancy and equipment	856	587	2,208	1,692
Professional services	641	402	1,731	980
Communications and data processing	476	358	1,288	1,064
Amortization of intangibles	514	20	801	58
Other non-interest expense:
Bankcard, regulatory and other fee assessments	204	59	327	257
Collections	232	89	510	259
Other	441	295	1,300	831
Total other non-interest expense	877	443	2,137	1,347
Total operating expense	$6,860	$4,201	$17,206	$12,210
Marketing	1,403	1,113	3,950	3,187
Total non-interest expense	$8,263	$5,314	$21,156	$15,397
_________
(1)Includes expenses of $46 million and $87 million related to our deferred compensation plan investments for the third quarter and first nine months of 2025, respectively, and expenses of $36 million and $89 million related to our deferred compensation plan investments for the third quarter and first nine months of 2024, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $2.9 billion to $8.3 billion in the third quarter of 2025 compared to the third quarter of 2024 and increased by $5.8 billion to $21.2 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by impacts from the Transaction, including integration expenses, as well as continued investments in technology.
For the three and nine months ended September 30, 2025, we incurred $348 million and $757 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $991 million of integration expenses as of September 30, 2025.

16	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax expense of $1.2 billion (27.1% effective income tax rate) and an income tax benefit of $152 million (negative 83.5% effective income tax rate) in the third quarter and first nine months of 2025, respectively, compared to an income tax expense of $441 million (19.9% effective income tax rate) and $797 million (17.9% effective income tax rate) in the third quarter and first nine months of 2024, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We recorded discrete tax benefits of $1 million and $177 million in the third quarter and first nine months of 2025, respectively.
Our effective tax rate in the third quarter of 2025 was computed utilizing the annual method. We changed our methodology from the year-to-date method utilized in the second quarter of 2025 due to the return of the proportional relationship between our tax provision, tax credit investments and pre-tax income.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes” in our 2024 Form 10-K.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations consists of results from the discontinued Home Loan business acquired as a part of the Transaction. Loss from discontinued operations, net of tax was $1 million and $15 million in the third quarter and first nine months of 2025, respectively. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for additional information.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $171.7 billion to $661.9 billion as of September 30, 2025 from December 31, 2024. The Transaction contributed $168.1 billion in identifiable assets as of the Closing Date. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for more information.
Total liabilities increased by $118.7 billion to $548.1 billion as of September 30, 2025 from December 31, 2024. The Transaction contributed $130.1 billion in identifiable liabilities as of the Closing Date, partially offset by maturities and paydowns of securitized debt obligations.
Stockholders’ equity increased by $53.0 billion to $113.8 billion as of September 30, 2025 from December 31, 2024 primarily driven by reissuance of treasury stock of $50.6 billion related to the Transaction and lower unrealized losses in accumulated other comprehensive loss.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to the Transaction, timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of September 30, 2025 and December 31, 2024, respectively.
The fair value of our investment securities portfolio increased by $6.7 billion to $89.7 billion as of September 30, 2025 from December 31, 2024 primarily driven by net securities acquired in the Transaction and decreases in relevant benchmark interest rates.

17	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes, by portfolio segment, the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of September 30, 2025 and December 31, 2024.
Table 6: Loans Held for Investment

	September 30, 2025			December 31, 2024
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$271,037	$(19,727)	$251,310	$162,508	$(12,974)	$149,534
Consumer Banking	83,230	(1,878)	81,352	78,092	(1,884)	76,208
Commercial Banking	88,892	(1,498)	87,394	87,175	(1,400)	85,775
Total	$443,159	$(23,103)	$420,056	$327,775	$(16,258)	$311,517
Loans held for investment increased by $115.4 billion to $443.2 billion as of September 30, 2025 compared to December 31, 2024 primarily driven by the Transaction and growth in our auto loan portfolio. The Transaction contributed $108.2 billion of loans held for investment as of the Closing Date.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1. Financial Statements—Note 4—Loans.”
Funding Sources
Our funding sources include deposits, senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and advances from the Federal Home Loan Bank (“FHLB”) secured by certain portions of our loan and securities portfolios. Insured deposits in our Consumer Banking business represent our primary source of funding, as they are a relatively stable and low cost source of funding.
Table 7 provides the composition of our primary sources of funding as of September 30, 2025 and December 31, 2024.
Table 7: Funding Sources Composition

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$416,765	80%	$318,329	78%
Commercial Banking	29,920	6	31,691	8
Other(1)	22,100	4	12,687	3
Total deposits	468,785	90	362,707	89
Securitized debt obligations	13,642	3	14,264	3
Other debt	37,840	7	31,287	8
Total funding sources	$520,267	100%	$408,258	100%
__________
(1)Includes brokered deposits of $20.7 billion and $11.6 billion as of September 30, 2025 and December 31, 2024, respectively.
Total deposits increased by $106.1 billion to $468.8 billion as of September 30, 2025 from December 31, 2024 primarily driven by the Transaction, which contributed $106.9 billion of deposits as of the Closing Date.
As of September 30, 2025 and December 31, 2024, we held $71.3 billion and $64.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 15% and 18% of our total deposits as of September 30, 2025 and December 31, 2024, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (Federal Financial Institutions Examination Council (“FFIEC”) 031) filed with the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” adjusted to exclude

18	Capital One Financial Corporation (COF)

intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Securitized debt obligations decreased by $622 million to $13.6 billion as of September 30, 2025 from December 31, 2024 primarily driven by net maturities and paydowns.
Other debt increased by $6.6 billion to $37.8 billion as of September 30, 2025 from December 31, 2024 primarily driven by the Transaction, which contributed $7.5 billion of other debt as of the Closing Date.
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
We summarize our business segment results for the third quarter and first nine months of 2025 and 2024 and provide a comparative discussion of these results below, as well as changes in our financial condition and credit performance metrics as of September 30, 2025 compared to December 31, 2024. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

21	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the third quarter and first nine months of 2025 and 2024.
Table 8: Business Segment Results

	Three Months Ended September 30,
	2025				2024
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$11,607	76%	$2,920	91%	$7,252	72%	$1,374	77%
Consumer Banking	2,832	18	420	13	2,210	22	403	23
Commercial Banking(3)	904	6	286	9	888	9	263	15
Other(3)	16	—	(433)	(13)	(336)	(3)	(263)	(15)
Total	$15,359	100%	$3,193	100%	$10,014	100%	$1,777	100%

	Nine Months Ended September 30,
	2025				2024
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$27,867	74%	$(778)	(233)%	$20,800	72%	$2,426	66%
Consumer Banking	7,514	20	1,056	316	6,577	23	1,255	34
Commercial Banking(3)	2,725	7	761	228	2,648	9	821	22
Other(3)	(255)	(1)	(705)	(211)	(1,103)	(4)	(848)	(22)
Total	$37,851	100%	$334	100%	$28,922	100%	$3,654	100%
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

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net discount and interchange income and fees collected from customers. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Credit Card business generated income from continuing operations, net of tax, of $2.9 billion and loss from continuing operations, net of tax, of $778 million in the third quarter and first nine months of 2025, respectively, compared to income from continuing operations, net of tax, of $1.4 billion and $2.4 billion in the third quarter and first nine months of 2024, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$9,396	$5,743	64%	$22,343	$16,309	37%
Non-interest income	2,211	1,509	47	5,524	4,491	23
Total net revenue(1)	11,607	7,252	60	27,867	20,800	34
Provision for credit losses	2,364	2,084	13	15,388	7,888	95
Non-interest expense	5,409	3,367	61	13,494	9,730	39
Income (loss) from continuing operations before income taxes	3,834	1,801	113	(1,015)	3,182	**
Income tax provision (benefit)	914	427	114	(237)	756	**
Income (loss) from continuing operations, net of tax	$2,920	$1,374	113	$(778)	$2,426	**
Selected performance metrics:
Average loans held for investment:
Domestic credit card	$252,090	$147,021	71	$200,221	$144,560	39
Personal loans	9,703	N/A	**	4,863	N/A	**
International card businesses	7,382	6,951	6	7,088	6,811	4
Total credit card	$269,175	$153,972	75	$212,172	$151,371	40
Average yield on loans(2)	17.99%	19.66%	(167)bps	18.08%	19.10%	(102)bps
Total net revenue margin(3)	17.25	18.82	(157)	17.51	18.28	(77)
Net charge-offs	$3,101	$2,154	44%	$8,228	$6,619	24%
Net charge-off rate(4)	4.61%	5.60%	(99)bps	5.17%	5.83%	(66)bps
Purchase volume	$230,379	$166,203	39%	$589,780	$481,517	22%

(Dollars in millions, except as noted)	September 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Domestic credit card	$253,951	$155,618	63%
Personal loans	9,646	N/A	**
International card businesses	7,440	6,890	8
Total credit card	$271,037	$162,508	67
30+ day performing delinquency rate	3.84%	4.53%	(69)bps
30+ day delinquency rate	3.84	4.54	(70)
Nonperforming loan rate(5)	0.01	0.01	—
Allowance for credit losses	$19,727	$12,974	52%
Allowance coverage ratio	7.28%	7.98%	(70)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $869 million and $2.4 billion in the third quarter and first nine months of 2025,

23	Capital One Financial Corporation (COF)

respectively, compared to $624 million and $1.9 billion in the third quarter and first nine months of 2024, respectively, for finance charges and fees charged off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
(4)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(5)Within our credit card loan portfolio, certain loans in our international card and personal loan businesses are classified as nonperforming. See “Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024, and changes in financial condition and credit performance between September 30, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income increased by $3.7 billion to $9.4 billion in the third quarter of 2025 and increased by $6.0 billion to $22.3 billion in the first nine months of 2025 primarily driven by higher loan balances, including the impacts of the Transaction.
•Non-Interest Income: Non-interest income increased by $702 million to $2.2 billion in the third quarter of 2025 and increased by $1.0 billion to $5.5 billion in the first nine months of 2025 primarily due to growth in our portfolio, including the impacts of the Transaction.
•Provision for Credit Losses: Provision for credit losses increased by $280 million to $2.4 billion in the third quarter of 2025 primarily driven by higher net charge-offs as a result of the Transaction, partially offset by a larger allowance release compared to the third quarter of 2024. Provision for credit losses increased by $7.5 billion to $15.4 billion in the first nine months of 2025 primarily driven by the initial allowance for credit losses for non-PCD loans acquired in the Transaction.

•Non-Interest Expense: Non-interest expense increased by $2.0 billion to $5.4 billion in the third quarter of 2025 and increased by $3.8 billion to $13.5 billion in the first nine months of 2025 primarily driven by the impacts of the Transaction and continued investments in technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $108.5 billion to $271.0 billion as of September 30, 2025 from December 31, 2024 primarily driven by the Transaction. The Transaction contributed $108.2 billion in loans held for investment as of the Closing Date.

•Average loans held for investment increased by $115.2 billion to $269.2 billion in the third quarter of 2025 compared to the third quarter of 2024 and increased by $60.8 billion to $212.2 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by the Transaction.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 99 bps to 4.61% in the third quarter of 2025 compared to the third quarter of 2024 and decreased by 66 bps to 5.17% in the first nine months of 2025 compared to the first nine months of 2024. The loan portfolio acquired as part of the Transaction decreased the net charge-off rate by 22 bps and 31 bps in the third quarter of 2025 and the first nine months of 2025, respectively.

•The 30+ day delinquency rate decreased by 70 bps to 3.84% as of September 30, 2025 from December 31, 2024 primarily due to the loan portfolio acquired as part of the Transaction.

24	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated income from continuing operations, net of tax, of $2.8 billion and loss from continuing operations, net of tax, of $476 million in the third quarter and first nine months of 2025, respectively, compared to income from continuing operations, net of tax, of $1.3 billion and $2.3 billion in the third quarter and first nine months of 2024, respectively. In the third quarter and first nine months of 2025 and 2024, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$8,766	$5,434	61%	$20,931	$15,407	36%
Non-interest income	2,160	1,438	50	5,369	4,289	25
Total net revenue(1)	10,926	6,872	59	26,300	19,696	34
Provision for credit losses	2,163	1,997	8	14,219	7,589	87
Non-interest expense	5,092	3,149	62	12,706	9,120	39
Income (loss) from continuing operations before income taxes	3,671	1,726	113	(625)	2,987	**
Income tax provision (benefit)	873	407	114	(149)	705	**
Income (loss) from continuing operations, net of tax	$2,798	$1,319	112	$(476)	$2,282	**
Selected performance metrics:
Average loans held for investment	$252,090	$147,021	71	$200,221	$144,560	39
Average yield on loans(2)	17.99%	19.62%	(163)bps	18.03%	19.04%	(101)bps
Total net revenue margin(3)	17.34	18.67	(133)	17.51	18.12	(61)
Net charge-offs	$2,916	$2,063	41%	$7,824	$6,356	23%
Net charge-off rate(4)	4.63%	5.61%	(98)bps	5.21%	5.86%	(65)bps
Purchase volume	$226,147	$162,281	39%	$577,846	$470,347	23%

(Dollars in millions, except as noted)	September 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment	$253,951	$155,618	63%
30+ day performing delinquency rate	3.89%	4.53%	(64)bps
Allowance for credit losses	$18,476	$12,494	48%
Allowance coverage ratio	7.28%	8.03%	(75)bps
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
(4) Charge-offs exclude $18.0 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.1 billion included as a benefit to the allowance for credit losses.
**    Not meaningful.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by:
•Higher net interest income primarily driven by higher loan balances, including the impacts of the Transaction.

25	Capital One Financial Corporation (COF)

•Higher non-interest income primarily driven by growth in our portfolio, including the impacts of the Transaction.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by the impacts of the Transaction and continued investments in technology.
Net income for our Domestic Card business decreased in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by:
•Higher provision for credit losses primarily driven by the initial allowance for credit losses build for non-PCD loans acquired in the Transaction.
•Higher non-interest expense primarily driven by the impacts of the Transaction and continued investments in technology.
These drivers were partially offset by:
•Higher net interest income primarily driven by higher loan balances, including the impacts of the Transaction.
•Higher non-interest income primarily driven by growth in our portfolio, including the impacts of the Transaction.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees, including revenue from processing transactions on the Global Payment Network. Expenses primarily consist of operating costs and the provision for credit losses.
Our Consumer Banking business generated income from continuing operations, net of tax, of $420 million and $1.1 billion in the third quarter and first nine months of 2025, respectively, and $403 million and $1.3 billion in the third quarter and first nine months of 2024, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$2,357	$2,028	16%	$6,462	$6,064	7%
Non-interest income	475	182	161	1,052	513	105
Total net revenue	2,832	2,210	28	7,514	6,577	14
Provision for credit losses	340	351	(3)	893	1,107	(19)
Non-interest expense	1,941	1,331	46	5,235	3,827	37
Income from continuing operations before income taxes	551	528	4	1,386	1,643	(16)
Income tax provision	131	125	5	330	388	(15)
Income from continuing operations, net of tax	$420	$403	4	$1,056	$1,255	(16)

26	Capital One Financial Corporation (COF)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected performance metrics:
Average loans held for investment:
Auto	$81,094	$74,920	8%	$79,080	$74,264	6%
Retail banking	1,201	1,262	(5)	1,224	1,291	(5)
Total consumer banking	$82,295	$76,182	8	$80,304	$75,555	6
Average yield on loans held for investment(1)	9.52%	8.88%	64bps	9.28%	8.59%	69bps
Average deposits	$414,219	$306,121	35%	$366,854	$300,475	22%
Average deposits interest rate	3.07%	3.33%	(26)bps	3.03%	3.23%	(20)bps
Net charge-offs	$326	$401	(19)%	$899	$1,134	(21)%
Net charge-off rate	1.58%	2.11%	(53)bps	1.49%	2.00%	(51)bps
Global Payment Network volume	$153,117	N/A	**	$227,131	N/A	**
Auto loan originations	10,731	$9,158	17%	30,802	$25,143	23%

(Dollars in millions, except as noted)	September 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Auto	$82,035	$76,829	7%
Retail banking	1,195	1,263	(5)
Total consumer banking	$83,230	$78,092	7
30+ day performing delinquency rate	4.93%	5.87%	(94)bps
30+ day delinquency rate	5.53	6.73	(120)
Nonperforming loan rate	0.73	0.99	(26)
Nonperforming asset rate(2)	0.82	1.08	(26)
Allowance for credit losses	$1,878	$1,884	—
Allowance coverage ratio	2.26%	2.41%	(15)bps
Deposits	$416,765	$318,329	31%
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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024, and changes in financial condition and credit performance between September 30, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income increased by $329 million to $2.4 billion in the third quarter of 2025 and increased by $398 million to $6.5 billion in the first nine months of 2025 primarily driven by higher deposits as a result of the Transaction and higher average loan balances in our auto business.
•Non-Interest Income: Non-interest income increased by $293 million to $475 million in the third quarter of 2025 and increased by $539 million to $1.1 billion in the first nine months of 2025 primarily driven by the impacts of acquiring the Global Payment Network in the Transaction.
•Provision for Credit Losses: Provision for credit losses decreased by $11 million to $340 million in the third quarter of 2025 and decreased by $214 million to $893 million in the first nine months of 2025 primarily driven by favorable credit performance in our auto loan portfolio.
•Non-Interest Expense: Non-interest expense increased by $610 million to $1.9 billion in the third quarter of 2025 primarily driven by the impacts of the Transaction and continued investments in technology. Non-interest expense

27	Capital One Financial Corporation (COF)

increased by $1.4 billion to $5.2 billion in the first nine months of 2025 primarily driven by the impacts of the Transaction, an increase in the litigation accrual, and continued investments in technology.
Loans Held for Investment:
•Period-end loans held for investment increased by $5.1 billion to $83.2 billion as of September 30, 2025 from December 31, 2024 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $6.1 billion to $82.3 billion in the third quarter of 2025 compared to the third quarter of 2024 and increased by $4.7 billion to $80.3 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $98.4 billion to $416.8 billion as of September 30, 2025 from December 31, 2024 primarily driven by the Transaction and continued growth from our national banking strategy. The Transaction contributed $91.7 billion in deposits as of the Closing Date.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 53 bps to 1.58% in the third quarter of 2025 compared to the third quarter of 2024 and decreased by 51 bps to 1.49% in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by favorable credit performance in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 120 bps to 5.53% as of September 30, 2025 compared to December 31, 2024.
Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income earned from products and services provided to our clients such as capital markets, advisory services, net interchange and treasury management. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of operating costs and the provision for credit losses.
Our Commercial Banking business generated income from continuing operations, net of tax, of $286 million and $761 million in the third quarter and first nine months of 2025, respectively, and $263 million and $821 million in the third quarter and first nine months of 2024, respectively.

28	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income	$586	$596	(2)%	$1,760	$1,804	(2)%
Non-interest income	318	292	9	965	844	14
Total net revenue(1)	904	888	2	2,725	2,648	3
Provision for credit losses(2)	9	48	(81)	232	80	190
Non-interest expense	520	495	5	1,495	1,493	—
Income from continuing operations before income taxes	375	345	9	998	1,075	(7)
Income tax provision	89	82	9	237	254	(7)
Income from continuing operations, net of tax	$286	$263	9	$761	$821	(7)
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$33,104	$32,416	2	$32,458	$33,505	(3)
Commercial and industrial	55,285	55,685	(1)	55,630	55,496	—
Total commercial banking	$88,389	$88,101	—	$88,088	$89,001	(1)
Average yield on loans held for investment(1)(3)	6.42%	7.25%	(83)bps	6.37%	7.21%	(84)bps
Average deposits	$29,889	$30,365	(2)%	$30,656	$31,004	(1)%
Average deposits interest rate	2.13%	2.55%	(42)bps	2.11%	2.58%	(47)bps
Net charge-offs	$46	$49	(6)%	$142	$111	28%
Net charge-off rate	0.21%	0.22%	(1)bps	0.21%	0.17%	4bps

(Dollars in millions, except as noted)	September 30, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$33,461	$31,903	5%
Commercial and industrial	55,431	55,272	—
Total commercial banking	$88,892	$87,175	2
Nonperforming loan rate	1.39%	1.39%	—
Nonperforming asset rate(4)	1.40	1.39	1bps
Allowance for credit losses(2)	$1,498	$1,400	7%
Allowance coverage ratio	1.69%	1.61%	8bps
Deposits	$29,920	$31,691	(6)%
Loans serviced for others	51,994	52,749	(1)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $135 million and $143 million as of September 30, 2025 and December 31, 2024, respectively.
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

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024, and changes in financial condition and credit performance between September 30, 2025 and December 31, 2024 include the following:
•Net Interest Income: Net interest income decreased by $10 million to $586 million in the third quarter of 2025 compared to the third quarter of 2024 and decreased by $44 million to $1.8 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by lower margins.
•Non-Interest Income: Non-interest income increased by $26 million to $318 million in the third quarter of 2025 and increased by $121 million to $965 million in the first nine months of 2025 primarily driven by increased fees in our capital markets business.
•Provision for Credit Losses: Provision for credit losses decreased by $39 million to $9 million in the third quarter of 2025 primarily driven by a larger allowance release compared to the third quarter of 2024. Provision for credit losses increased by $152 million to $232 million in the first nine months of 2025 primarily driven by a net allowance build compared to an allowance release in the first nine months of 2024.
•Non-Interest Expense: Non-interest expense increased $25 million to $520 million in the third quarter of 2025 primarily driven by continued investments in technology. Non-interest expense remained substantially flat at $1.5 billion in the first nine months of 2025 compared to the first nine months of 2024.
Loans Held for Investment:
•Period-end loans held for investment increased by $1.7 billion to $88.9 billion as of September 30, 2025 from December 31, 2024 primarily due to originations outpacing customer payments.
•Average loans held for investment increased by $288 million to $88.4 billion in the third quarter of 2025 compared to the third quarter of 2024 primarily due to originations outpacing customer payments. Average loans held for investment decreased by $913 million to $88.1 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily due to customer payments outpacing originations.
Deposits:
•Period-end deposits decreased by $1.8 billion to $29.9 billion as of September 30, 2025 from December 31, 2024 primarily driven by seasonality.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate decreased by 1 bps to 0.21% in the third quarter of 2025 compared to the third quarter of 2024 and increased by 4 bps to 0.21% in the first nine months of 2025 compared to the first nine months of 2024.
•The nonperforming loan rate remained flat at 1.39% as of September 30, 2025 compared to December 31, 2024.
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
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange rate fluctuations on foreign currency-denominated balances. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.

30	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Selected income statement data:
Net interest income (loss)	$65	$(291)	**	$(153)	$(1,067)	(86)%
Non-interest loss	(49)	(45)	9%	(102)	(36)	183
Total net revenue (loss)(1)	16	(336)	**	(255)	(1,103)	(77)
Provision (benefit) for credit losses	1	(1)	**	—	(1)	**
Non-interest expense	393	121	**	932	347	169
Loss from continuing operations before income taxes	(378)	(456)	(17)	(1,187)	(1,449)	(18)
Income tax provision (benefit)	55	(193)	**	(482)	(601)	(20)
Loss from continuing operations, net of tax	$(433)	$(263)	65	$(705)	$(848)	(17)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.

Loss from continuing operations, net of tax increased by $170 million to a loss of $433 million in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by integration expenses related to the Transaction and a higher income tax provision, partially offset by higher treasury income.
Loss from continuing operations, net of tax decreased by $143 million to a loss of $705 million in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by higher treasury income, partially offset by integration expenses related to the Transaction.
For the three and nine months ended September 30, 2025, we incurred $348 million and $757 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $991 million of integration expenses as of September 30, 2025.

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
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve

31	Capital One Financial Corporation (COF)

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.
Goodwill
As of September 30, 2025, we recorded preliminary goodwill related to the Transaction of $13.8 billion based on provisional estimates as of the Closing Date. Goodwill related to the Transaction has been preliminarily allocated to the Credit Card ($6.8 billion) and Other Consumer Banking ($7.0 billion) reporting units. Fair value estimates related to the assets acquired and liabilities assumed are subject to adjustment for up to one year after the Closing Date as additional information becomes available (the “Measurement Period”). The Company may obtain additional information during the Measurement Period that could result in changes to the preliminary fair value of net assets acquired, the amount of preliminary goodwill, and the allocation of preliminary goodwill to reporting units. Total goodwill, including the preliminary goodwill resulting from the Transaction, was $28.9 billion as of September 30, 2025.
We perform our goodwill impairment test annually on October 1 at a reporting unit level. As of our last annual test and as of September 30, 2025, we had four reporting units with allocated goodwill: Credit Card, Auto, Other Consumer Banking and Commercial Banking.
We are required to test goodwill for impairment when a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is below its carrying amount. During the third quarter of 2025, we concluded there were no triggering events and completed our qualitative assessment of impairment indicators, which included, among other things, an assessment of changes in macroeconomic conditions, comparison of the actual results to those forecasted in the most recent annual impairment test and performing sensitivity analysis on key assumptions. For the acquired Discover businesses, we also assessed the reasonableness of certain assumptions as of September 30, 2025, including the likelihood that expected synergies will be realized in the future.
The assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, deterioration in a significant loan portfolio, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, an increase in disposition activity, inability to achieve expected synergies from the Transaction, adverse impacts of regulatory or legislative changes, or increases in the estimated cost of capital could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period. We perform sensitivity analyses around certain assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
There have been no additional changes to our critical accounting policies and estimates described in our 2024 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

32	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2025

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

We plan to adopt this standard for the above annual period and to apply the new requirements retrospectively. We are still assessing the extent of the impacts of adoption to our disclosures.

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

We are still assessing the extent of the impacts of adoption to our disclosures.

Internal-Use Software ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
Requires entities to capitalize costs associated with internal-use software based on a new methodology, which focuses on management’s authorization and commitment to funding the project and the probability that the software will be completed and used to perform the function intended.

Effective beginning with our interim period March 31, 2028, with early adoption permitted. Prospective, retrospective, and modified transition applications are each permitted.

We are still assessing the extent of the impacts of adoption to our disclosures.

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
Based on the Company’s 2024 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2024 through September 30, 2025 was 5.5%. Therefore, the Company’s minimum capital requirements

34	Capital One Financial Corporation (COF)

plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework were 10.0%, 11.5% and 13.5%, respectively, for the period from October 1, 2024 through September 30, 2025.
Based on the Company’s 2025 supervisory stress test results, the Company’s final stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2026. For additional information regarding a proposed rulemaking to modify the stress capital buffer framework, including the recalibration and annual effective date of the stress capital buffer requirement, see “Part I—Item 2. MD&A—Supervision and Regulation” in our Q2 2025 Form 10-Q.
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
As of September 30, 2025 and December 31, 2024, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of September 30, 2025, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.

35	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of September 30, 2025 and December 31, 2024.
Table 13: Capital Ratios Under Basel III(1)(2)(3)

	September 30, 2025			December 31, 2024
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(4)	14.4%	4.5%	N/A	13.5%	4.5%	N/A
Tier 1 capital(5)	15.5	6.0	6.0%	14.8	6.0	6.0%
Total capital(6)	17.3	8.0	10.0	16.4	8.0	10.0
Tier 1 leverage(7)	12.6	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(8)	10.8	3.0	N/A	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(4)	13.5	4.5	6.5	13.6	4.5	6.5
Tier 1 capital(5)	13.5	6.0	8.0	13.6	6.0	8.0
Total capital(6)	15.1	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(7)	10.9	4.0	5.0	10.7	4.0	5.0
Supplementary leverage(8)	9.4	3.0	N/A	9.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Capital ratios as of December 31, 2024 reflect the Company’s and the Bank’s election to adopt the optional five-year transition period provided by the Federal Banking Agencies’ final rule (“CECL Transition Rule”) as of January 1, 2020, which was fully phased in effective January 1, 2025. For more information related to the CECL Transition Rule, see “Part II—Item 7. MD&A—Capital Management—Capital Standards and Prompt Corrective Action—CECL Transition Rule” in our 2024 Form 10-K.
(3)Ratios as of September 30, 2025 are preliminary and therefore subject to change until we file our September 30, 2025 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of September 30, 2025 and December 31, 2024.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics(1)

(Dollars in millions)	September 30, 2025	December 31, 2024
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$114,323	$65,823
Adjustments and deductions:
AOCI, net of tax(2)	68	1
Goodwill, net of related deferred tax liabilities	(28,575)	(14,786)
Other intangible and deferred tax assets, net of deferred tax liabilities	(12,846)	(231)
Common equity Tier 1 capital	72,970	50,807
Tier 1 capital instruments	5,407	4,845
Tier 1 capital	78,377	55,652
Tier 2 capital instruments	2,940	1,307
Qualifying allowance for credit losses	6,536	4,846
Tier 2 capital	9,476	6,153
Total capital	$87,853	$61,805

Regulatory capital metrics
Risk-weighted assets	$506,535	$377,145
Adjusted average assets(3)	622,435	480,794
Total leverage exposure(4)	727,738	559,399
__________
(1)Common equity as of December 31, 2024 reflects the Company’s and the Bank’s election to adopt the CECL Transition Rule as of January 1, 2020, which was fully phased in effective January 1, 2025. For more information related to the CECL Transition Rule, see “Part II—Item 7. MD&A—Capital Management—Capital Standards and Prompt Corrective Action—CECL Transition Rule” in our 2024 Form 10-K.
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
Capital Planning and Regulatory Stress Testing
On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of our common stock. Repurchases under the new share repurchase program were authorized to begin on October 21, 2025. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved by our Board of Directors in April 2022. We repurchased $1.0 billion of shares of our common stock during the third quarter of 2025 and $1.3 billion of shares of our common stock during the first nine months of 2025.
On August 29, 2025, the Federal Reserve confirmed and announced individual stress capital buffer requirements for large banking institutions, including the Company. The Company’s final stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2026. For additional information regarding a proposed rulemaking to modify the stress capital buffer framework, including the recalibration and annual effective date of the stress capital buffer requirement, see “Part I—Item 2. MD&A—Supervision and Regulation” in our Q2 2025 Form 10-Q.
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K.

37	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first nine months of 2025, we declared and paid common stock dividends of $1.0 billion, or $1.80 per share. We declared and paid $179 million of preferred stock dividends in the first nine months of 2025. In addition, we declared $16 million of dividends on our Series O preferred stock that were not yet paid as of September 30, 2025.
The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2025.
Table 15: Preferred Stock Dividends Paid Per Share(1)

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2025
					Q3	Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800	Quarterly	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625	Quarterly	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375	Quarterly	10.94	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250%	Quarterly	10.63	10.63	10.63
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	—	—	N/A
Series P(2)	6.125% Fixed-Rate Reset Non-Cumulative	May 18, 2025	6.125% through 9/22/2025; resets 9/23/2025 and every subsequent 5 year anniversary at 5-Year Treasury Rate +5.783%	Semi-Annually	N/A	1,650.35	N/A
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
(2)Series P was fully redeemed on June 30, 2025.
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of September 30, 2025, funds available for dividend payments from the Bank were $1.6 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of our common stock.

38	Capital One Financial Corporation (COF)

Repurchases under the new share repurchase program were authorized to begin on October 21, 2025. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved by our Board of Directors in April 2022. We repurchased $1.0 billion of shares of our common stock during the third quarter of 2025 and $1.3 billion of shares of our common stock during the first nine months of 2025.
The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and the amount of retained earnings, as well as regulatory considerations. The Board authorized stock repurchase program does not include specific price targets or number of shares, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 plans, does not have a set expiration date and may be modified, suspended or terminated at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report, and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking” and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries” in our 2024 Form 10-K.

39	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Risk Management Framework
Our Risk Management Framework (the “Framework”) sets consistent expectations for risk management across the Company. It also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees. The Company is in the process of integrating Discover into its existing risk management practices, policies and processes.

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

40	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

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
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

41	Capital One Financial Corporation (COF)

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

42	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our domestic credit card loan portfolio as of September 30, 2025 and December 31, 2024.
Table 16: Domestic Credit Card Portfolio by Geographic Region

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$24,534	9.7%	$15,978	10.3%
Texas	22,424	8.8	13,430	8.6
Florida	19,344	7.6	12,039	7.7
New York	16,247	6.4	10,010	6.4
Pennsylvania	10,965	4.3	6,299	4.1
Illinois	10,680	4.2	5,921	3.8
Ohio	9,200	3.6	5,314	3.4
New Jersey	8,493	3.4	5,097	3.3
Georgia	8,183	3.2	4,965	3.2
North Carolina	7,159	2.8	4,477	2.9
Other	116,722	46.0	72,088	46.3
Total domestic credit card	$253,951	100.0%	$155,618	100.0%

43	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. The table below presents the geographic profile of our auto loan portfolio as of September 30, 2025 and December 31, 2024.
Table 17: Auto Loan Portfolio by Geographic Region

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$10,461	12.8%	$9,459	12.3%
California	8,612	10.5	8,786	11.4
Florida	7,270	8.9	6,866	8.9
Ohio	3,891	4.7	3,402	4.4
Pennsylvania	3,729	4.5	3,408	4.4
Illinois	3,355	4.1	3,124	4.1
Georgia	3,235	3.9	2,962	3.9
North Carolina	2,686	3.3	2,504	3.3
Other	38,796	47.3	36,318	47.3
Total auto	$82,035	100.0%	$76,829	100.0%

44	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of September 30, 2025 and December 31, 2024.
Table 18: Commercial Real Estate Portfolio by Region

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$11,803	35.3%	$12,152	38.1%
South	8,505	25.4	7,900	24.8
Pacific West	5,132	15.3	4,213	13.2
Mid-Atlantic	3,216	9.6	2,901	9.1
Mountain	2,490	7.5	2,536	7.9
Midwest	2,315	6.9	2,201	6.9
Total	$33,461	100.0%	$31,903	100.0%
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

45	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment by industry classification as of September 30, 2025 and December 31, 2024. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2025	December 31, 2024
Industry Classification:
Finance	41%	39%
Real Estate & Construction	25	26
Government & Education	8	8
Commercial Services	3	4
Health Care & Pharmaceuticals	3	4
Oil, Gas & Pipelines	3	3
Technology, Telecommunications & Media	2	3
Other	15	13
Total	100%	100%

46	Capital One Financial Corporation (COF)

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
Table 20 provides details on the credit scores of our domestic credit card, personal and auto loan portfolios as of September 30, 2025 and December 31, 2024.
Table 20: Credit Score Distribution

(Percentage of portfolio)	September 30, 2025	December 31, 2024
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	73%	69%
660 or below	27	31
Total	100%	100%
Personal loans—Refreshed FICO scores:(1)
Greater than 660	94%	N/A
621 - 660	3	N/A
620 or below	3	N/A
Total	100%	N/A
Auto—At origination FICO scores:(2)
Greater than 660	51%	54%
621 - 660	19	19
620 or below	30	27
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic credit card and personal loan credit scores generally represent Fair Isaac Corporation (“FICO”) scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter and may be based on different versions of FICO over time. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category for Domestic credit card and 620 or below for personal loans.
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements—Note 4—Loans” for additional credit quality information. See “Part I—Item 1. Financial Statements—Note 1—Summary of Significant Accounting Policies” in this Report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant

47	Capital One Financial Corporation (COF)

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
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio segment, as of September 30, 2025 and December 31, 2024.
Table 21: 30+ Day Delinquencies

	September 30, 2025				December 31, 2024
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$9,888	3.89%	$9,888	3.89%	$7,053	4.53%	$7,053	4.53%
Personal loans	168	1.74	177	1.83	N/A	N/A	N/A	N/A
International card businesses	342	4.60	352	4.74	311	4.52	320	4.64
Total credit card	10,398	3.84	10,417	3.84	7,364	4.53	7,373	4.54
Consumer Banking:
Auto	4,094	4.99	4,587	5.59	4,572	5.95	5,229	6.81
Retail banking	11	0.89	15	1.26	14	1.12	26	2.05
Total consumer banking	4,105	4.93	4,602	5.53	4,586	5.87	5,255	6.73
Commercial Banking:
Commercial and multifamily real estate	59	0.18	96	0.29	40	0.13	170	0.53
Commercial and industrial	36	0.06	408	0.74	99	0.18	242	0.44
Total commercial banking	95	0.11	504	0.57	139	0.16	412	0.47
Total	$14,598	3.29	$15,523	3.50	$12,089	3.69	$13,040	3.98
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

49	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of September 30, 2025 and December 31, 2024.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$6,144	1.39%	$5,276	1.61%
60 – 89 days	3,750	0.84	3,138	0.96
> 90 days	5,629	1.27	4,626	1.41
Total	$15,523	3.50%	$13,040	3.98%
Geographic region:
Domestic	$15,171	3.42%	$12,720	3.88%
International	352	0.08	320	0.10
Total	$15,523	3.50%	$13,040	3.98%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of September 30, 2025 and December 31, 2024. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan portfolio segment:
Credit card	$4,867	1.80%	$3,711	2.28%
Commercial banking	40	0.05	96	0.11
Total	$4,907	1.11	$3,807	1.16
Geographic region:
Domestic	$4,762	1.09%	$3,673	1.14%
International	145	1.94	134	1.95
Total	$4,907	1.11	$3,807	1.16

__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

50	Capital One Financial Corporation (COF)

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
Table 24 presents our nonperforming loans, by portfolio segment, and other nonperforming assets as of September 30, 2025 and December 31, 2024. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
Personal loans	$13	0.13%	N/A	N/A
International card businesses	12	0.16	$10	0.15%
Total credit card	25	0.01	10	0.01
Consumer Banking:
Auto	584	0.71	750	0.98
Retail banking	20	1.65	25	1.94
Total consumer banking	604	0.73	775	0.99
Commercial Banking:
Commercial and multifamily real estate	353	1.05	509	1.60
Commercial and industrial	883	1.59	701	1.27
Total commercial banking	1,236	1.39	1,210	1.39
Total nonperforming loans held for investment(3)	1,865	0.42	1,995	0.61
Other nonperforming assets(4)	86	0.02	65	0.02
Total nonperforming assets	$1,951	0.44	$2,060	0.63
__________
(1)We recognized interest income for loans classified as nonperforming of $54 million and $70 million in the first nine months of 2025 and 2024, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.99% and 1.16% as of September 30, 2025 and December 31, 2024, respectively.
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
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in the third quarter and first nine months of 2025 and 2024.
Table 25: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card(2):
Domestic credit card	$2,916	4.63%	$2,063	5.61%	$7,824	5.21%	$6,356	5.86%
Personal loans	92	3.81	N/A	N/A	134	3.67	N/A	N/A
International card businesses	93	5.07	91	5.23	270	5.09	263	5.14
Total credit card	3,101	4.61	2,154	5.60	8,228	5.17	6,619	5.83
Consumer Banking:
Auto	313	1.54	384	2.05	857	1.44	1,086	1.95
Retail banking	13	4.41	17	5.43	42	4.57	48	4.94
Total consumer banking	326	1.58	401	2.11	899	1.49	1,134	2.00
Commercial Banking:
Commercial and multifamily real estate	(8)	(0.09)	20	0.26	(5)	(0.02)	47	0.19
Commercial and industrial	54	0.38	29	0.20	147	0.35	64	0.15
Total commercial banking	46	0.21	49	0.22	142	0.21	111	0.17
Total net charge-offs	$3,473	3.16	$2,604	3.27	$9,269	3.25	$7,864	3.32
Average loans held for investment	$439,859		$318,255		$380,564		$315,927
__________
(1)Net charge-off rates are calculated by dividing annualized net charge-offs by average loans held for investment for the period for each loan category.
(2)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.

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

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2025 and 2024, and details by portfolio segment for the provision for credit losses, charge-offs and recoveries.

53	Capital One Financial Corporation (COF)

Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2025	$19,229	$762	$483	$20,474	$1,838	$26	$1,864	$1,535	$23,873
Charge-offs	(3,951)	(121)	(139)	(4,211)	(651)	(18)	(669)	(61)	(4,941)
Recoveries(1)	1,035	29	46	1,110	338	5	343	15	1,468
Net charge-offs	(2,916)	(92)	(93)	(3,101)	(313)	(13)	(326)	(46)	(3,473)
Provision for credit losses	2,163	97	104	2,364	330	10	340	9	2,713
Allowance build (release) for credit losses	(753)	5	11	(737)	17	(3)	14	(37)	(760)
Other changes(2)	—	—	(10)	(10)	—	—	—	—	(10)
Balance as of September 30, 2025	18,476	767	484	19,727	1,855	23	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of June 30, 2025	—	—	—	—	—	—	—	135	135
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of September 30, 2025	$18,476	$767	$484	$19,727	$1,855	$23	$1,878	$1,633	$23,238

	Nine Months Ended September 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	—	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs(3)	(10,199)	$(177)	(403)	(10,779)	(1,900)	(57)	(1,957)	(180)	(12,916)
Recoveries(1)	2,375	43	133	2,551	1,043	15	1,058	38	3,647
Net charge-offs	(7,824)	(134)	(270)	(8,228)	(857)	(42)	(899)	(142)	(9,269)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(4)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses(5)	14,219	923	246	15,388	853	40	893	240	16,521
Allowance build (release) for credit losses	5,982	767	(24)	6,725	(4)	(2)	(6)	98	6,817
Other changes(2)	—	—	28	28	—	—	—	—	28
Balance as of September 30, 2025	18,476	767	484	19,727	1,855	23	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(8)	(8)
Balance as of September 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of September 30, 2025	$18,476	$767	$484	$19,727	$1,855	$23	$1,878	$1,633	$23,238

54	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2024
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2024	$12,560	N/A	$480	$13,040	$2,037	$28	$2,065	$1,544	$16,649
Charge-offs	(2,501)	N/A	(131)	(2,632)	(684)	(23)	(707)	(88)	(3,427)
Recoveries(1)	438	N/A	40	478	300	6	306	39	823
Net charge-offs	(2,063)	N/A	(91)	(2,154)	(384)	(17)	(401)	(49)	(2,604)
Provision for credit losses	1,997	N/A	87	2,084	335	16	351	35	2,470
Allowance release for credit losses	(66)	N/A	(4)	(70)	(49)	(1)	(50)	(14)	(134)
Other changes(2)	—	N/A	19	19	—	—	—	—	19
Balance as of September 30, 2024	12,494	N/A	495	12,989	1,988	27	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of June 30, 2024	—	N/A	—	—	—	—	—	129	129
Provision for losses on unfunded lending commitments	—	N/A	—	—	—	—	—	13	13
Balance as of September 30, 2024	—	N/A	—	—	—	—	—	142	142
Combined allowance and reserve as of September 30, 2024	$12,494	N/A	$495	$12,989	$1,988	$27	$2,015	$1,672	$16,676

	Nine Months Ended September 30, 2024
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	N/A	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(7,509)	N/A	(383)	(7,892)	(1,941)	(62)	(2,003)	(166)	(10,061)
Recoveries(1)	1,153	N/A	120	1,273	855	14	869	55	2,197
Net charge-offs	(6,356)	N/A	(263)	(6,619)	(1,086)	(48)	(1,134)	(111)	(7,864)
Provision for credit losses	7,589	N/A	299	7,888	1,072	35	1,107	96	9,091
Allowance build (release) for credit losses	1,233	N/A	36	1,269	(14)	(13)	(27)	(15)	1,227
Other changes(2)	—	N/A	11	11	—	—	—	—	11
Balance as of September 30, 2024	12,494	N/A	495	12,989	1,988	27	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	N/A	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	N/A	—	—	—	—	—	(16)	(16)
Balance as of September 30, 2024	—	N/A	—	—	—	—	—	142	142
Combined allowance and reserve as of September 30, 2024	$12,494	N/A	$495	$12,989	$1,988	$27	$2,015	$1,672	$16,676
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments.
(3)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(4)Represents contractual rights to collect on recoveries of acquired Discover loans that are charged off.
(5)The provision for credit losses includes the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.

55	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $143.1 billion and $123.8 billion as of September 30, 2025 and December 31, 2024, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of September 30, 2025, we had available issuance capacity of $53.2 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of September 30, 2025, we had access to available contingent liquidity sources totaling $100.6 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Facility, FHLB and the Fixed Income Clearing Corporation—Government Securities Division (“FICC - GSD”).
As of September 30, 2025 and December 31, 2024, our funding sources totaled $520.3 billion and $408.3 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 27 below presents the composition of our liquidity reserves as of September 30, 2025 and December 31, 2024.
Table 27: Liquidity Reserves

(Dollars in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$55,279	$43,230
Securities available for sale(1)	89,733	83,013
FHLB borrowing capacity secured by loans	4,167	4,279
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(632)	(48)
Other encumbrances of investment securities	(5,476)	(6,648)
Total liquidity reserves	$143,071	$123,826
________
(1)    Includes securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $19.2 billion to $143.1 billion as of September 30, 2025 from December 31, 2024, primarily due to increases in cash and cash equivalents acquired in the Transaction. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2024 Form 10-K for additional information on our management of liquidity risk.

56	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the United States (the “LCR Rule”). The LCR Rule requires each of the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2025 was 161%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the United States (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the third quarter of 2025 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our Capital One Multi-asset Execution Trust (“COMET”) that allows us to periodically offer and sell up to $24.0 billion of securitized debt obligations, a shelf registration associated with our Discover Card Execution Note Trust (“DCENT”) that allows us to periodically offer and sell up to $12.1 billion of securitized debt obligations, and a shelf registration associated with our Capital One Prime Auto Receivables Trusts (“COPAR”) that allows us to periodically offer and sell up to $18.6 billion of securitized debt obligations. These shelf registration statements are subject to periodic renewal and, thus, change, which may be reviewed by the SEC at the time of each such renewal. As part of each periodic renewal, we assess registered amounts under each shelf registration statement which may be updated as appropriate. As of September 30, 2025, we had $22.5 billion, $12.1 billion and $18.6 billion of available issuance capacity in our COMET, DCENT and COPAR securitization programs, respectively.
In addition to our issuance capacity under the shelf registration statements, we also have collateral pledged to support our access to FHLB advances, the Federal Reserve Discount Window, the Standing Repo Facility and FICC - GSD general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of September 30, 2025, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $33.5 billion, of which $109 million was used. Our FHLB membership is supported by our investment in FHLB stock of $42 million and $18 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, we pledged loans to secure a borrowing capacity of $45.6 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $2.6 billion and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively.
As a member of FICC - GSD, we have $21.5 billion of readily available borrowing capacity secured by securities from our investment portfolio as of September 30, 2025. Our FICC - GSD membership is supported by our investment in Depository Trust and Clearing Corporation common stock of $488 thousand and $412 thousand as of September 30, 2025 and December 31, 2024, respectively.

57	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for the third quarter and first nine months of 2025 and 2024.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$35,419	$107	1.21%	$33,936	$135	1.59%
Saving deposits(2)	300,386	2,355	3.14	211,608	1,825	3.45
Time deposits	103,722	1,135	4.38	78,965	985	4.99
Total interest-bearing deposits	$439,527	$3,597	3.27	$324,509	$2,945	3.63

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$35,824	$334	1.24%	$34,829	$421	1.61%
Saving deposits(2)	264,862	6,187	3.11	209,030	5,299	3.38
Time deposits	87,855	2,911	4.42	77,997	2,911	4.98
Total interest-bearing deposits	$388,541	$9,432	3.24	$321,856	$8,631	3.58
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both September 30, 2025 and December 31, 2024. See “Part I—Item 1. Business—Supervision and Regulation” in our 2024 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
Funding
Our source of funding includes deposits, senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances secured by certain portions of our loan and securities portfolios. A key objective in our use of these markets is to maintain access to a diversified mix of wholesale funding sources. Insured deposits in our Consumer Banking business represent our primary source of funding, as they are a relatively stable and low cost source of funding. See “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” for additional information on our primary sources of funding.
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $54 million to $616 million as of September 30, 2025 from December 31, 2024 driven by commercial-related repurchase agreements.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes, increased by $5.9 billion to $50.9 billion as of September 30, 2025 from December 31, 2024 primarily driven by borrowings assumed from the Transaction. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long-term FHLB advances and their respective maturities or redemptions for the third quarter and first nine months of 2025 and 2024.
Table 29: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Securitized debt obligations	$1,500	$1,000	$2,536	$2,622
Senior and subordinated notes	2,750	2,000	2,860	—
FHLB advances	—	—	—	—
Total	$4,250	$3,000	$5,396	$2,622

	Issuances(1)		Maturities/Redemptions
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Securitized debt obligations	$7,350	$1,000	$8,097	$3,434
Senior and subordinated notes	11,283	4,000	6,307	2,911
FHLB advances	523	—	—	—
Total	$19,156	$5,000	$14,404	$6,345
__________
(1)Issuances for the first nine months of 2025 includes $13.2 billion of debt assumed in the Transaction.

59	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part II—Item 1A. Risk Factors” under the heading in our Q2 2025 Form 10-Q “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 30 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of September 30, 2025 and December 31, 2024.
Table 30: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2025		December 31, 2024
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of October 20, 2025, Standard & Poor’s (“S&P”), Fitch Ratings (“Fitch”), and Moody’s Investors Service (“Moody’s”) have our credit ratings on a stable outlook.
Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of September 30, 2025 and December 31, 2024, our total unfunded lending commitments were $723.8 billion and $458.1 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of both September 30, 2025 and December 31, 2024, we had $1.5 billion in aggregate operating lease obligations. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in our 2024 Form 10-K.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of September 30, 2025 and December 31, 2024, we had $3.7 billion and $4.0 billion, respectively, in aggregate purchase obligations.
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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of September 30, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.25% at December 31, 2025 and 2026, respectively.
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
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of September 30, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.25% at December 31, 2025 and 2026, respectively.
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
Our combined economic value of equity sensitivity decreased as compared to December 31, 2024, driven largely by the Transaction. Discover’s assets had a large concentration of short duration, floating rate Credit Card balances and we terminated Discover’s existing interest rate swaps in cash flow hedging relationships as they no longer met the conditions of a qualifying accounting hedge at the Closing Date.

62	Capital One Financial Corporation (COF)

Table 31 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of September 30, 2025 and December 31, 2024.
Table 31: Interest Rate Sensitivity Analysis

	September 30, 2025	December 31, 2024
Estimated impact on projected baseline net interest income:
+200 basis points	1.7%	1.3%
+100 basis points	0.9	0.8
+50 basis points	0.5	0.4
–50 basis points	(0.5)	(0.4)
–100 basis points	(1.0)	(0.8)
–200 basis points	(2.6)	(1.9)
Estimated impact on economic value of equity:
+200 basis points	(4.1)	(6.3)
+100 basis points	(1.8)	(3.0)
+50 basis points	(0.9)	(1.4)
–50 basis points	0.7	1.3
–100 basis points	1.1	2.5
–200 basis points	0.7	3.9
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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowings and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding was 1.4 billion GBP and 1.3 billion GBP as of September 30, 2025 and December 31, 2024, respectively, and 1.1 billion CAD and 1.4 billion CAD as of September 30, 2025 and December 31, 2024, respectively. Our nominal EUR-denominated borrowings outstanding were 503 million EUR and 505 million EUR as of September 30, 2025 and December 31, 2024, respectively.
Certain non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our gross equity exposures in our U.K. and Canadian operations were 2.3 billion GBP and 2.2 billion GBP as of September 30, 2025 and December 31, 2024, respectively, and 2.8 billion CAD and 2.6 billion CAD as of September 30, 2025 and December 31, 2024, respectively.
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

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2024 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2025 and June 30, 2025 under “Part I—Item 2. MD&A—Supervision and Regulation.”

65	Capital One Financial Corporation (COF)

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
Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “think,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part II—Item 1A. Risk Factors” in the Q2 2025 Form 10-Q. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.
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

66	Capital One Financial Corporation (COF)

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
•our assumptions or estimates in our financial statements;
•the soundness of other financial institutions and other third parties, actual or perceived; and
•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

67	Capital One Financial Corporation (COF)

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
Table A—Reconciliation of Non-GAAP Measures

Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	2025	2024
Adjusted operating efficiency ratio:
Operating expense (U.S. GAAP)	$6,860	$4,201	$17,206	$12,210
Discover integration expenses	(348)	(63)	(757)	(94)
Discover intangible amortization expense	(498)	—	(753)	—
Legal reserve activities	—	—	(239)	—
FDIC special assessment	—	9	—	(41)
Adjusted operating expense (non-GAAP)	$6,014	$4,147	$15,457	$12,075

Total net revenue (U.S. GAAP)	$15,359	$10,014	$37,851	$28,922
Discover loan and deposit fair value mark amortization	105	—	190	—
Walmart program agreement termination contra revenue impact	—	—	—	27
Adjusted net revenue (non-GAAP)	$15,464	$10,014	$38,041	$28,949

Operating efficiency ratio (U.S. GAAP)	44.66%	41.95%	45.46%	42.22%
Impact of adjustments noted above	(577)	bps	(54)	bps	(482)	bps	(51)	bps
Adjusted operating efficiency ratio (non-GAAP)	38.89%	41.41%	40.63%	41.71%
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

68	Capital One Financial Corporation (COF)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except as noted)	2025	2024	2025	2024
TCE (Average):
Stockholders’ equity	$112,819	$61,289	$87,511	$59,139
Goodwill and other intangible assets(1)	(41,815)	(15,225)	(28,790)	(15,251)
Noncumulative perpetual preferred stock	(5,407)	(4,845)	(5,204)	(4,845)
TCE	$65,597	$41,219	$53,517	$39,043
Return on TCE (Average):
Net income available to common stockholders (excluding discontinued operations)	$3,087	$1,692	$132	$3,423
TCE (Average)	65,597	41,219	53,517	39,043
Return on TCE(2)	18.82%	16.42%	0.33%	11.69%
Tangible Assets (Average):
Total assets	$657,858	$481,219	$574,602	$477,816
Goodwill and other intangible assets(1)	(41,815)	(15,225)	(28,790)	(15,251)
Tangible assets	$616,043	$465,994	$545,812	$462,565
Return on Tangible Assets (Average):
Net income	$3,192	$1,777	$319	$3,654
Tangible assets (Average)	616,043	465,994	545,812	462,565
Return on tangible assets(3)	2.07%	1.53%	0.08%	1.05%

(Dollars in millions, except as noted)	September 30, 2025	September 30, 2024	December 31, 2024
TCE (Period-End):
Stockholders’ equity	$113,813	$62,925	$60,784
Goodwill and other intangible assets(1)	(41,537)	(15,214)	(15,157)
Noncumulative perpetual preferred stock	(5,407)	(4,845)	(4,845)
TCE	$66,869	$42,866	$40,782
Tangible Assets (Period-End):
Total assets	$661,877	$486,433	$490,144
Goodwill and other intangible assets(1)	(41,537)	(15,214)	(15,157)
Tangible assets	$620,340	$471,219	$474,987
Tangible Book Value per Common Share:
TCE (Period-end)	$66,869	$42,866	$40,782
Outstanding Common Shares	635.7	381.5	381.2
Tangible book value per common share(4)	$105.18	$112.36	$106.97
TCE Ratio
TCE (Period-end)	$66,869	$42,866	$40,782
Tangible Assets (Period-end)	620,340	471,219	474,987
TCE Ratio(5)	10.8%	9.1%	8.6%
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
(4)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding.
(5)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

69	Capital One Financial Corporation (COF)

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

70	Capital One Financial Corporation (COF)

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

71	Capital One Financial Corporation (COF)

Globally Systematically Important Bank Surcharge (“G-SIB Surcharge”): The capital buffer imposed on U.S. banking organizations designated as global systematically important banks (“G-SIBs”) under the Federal Reserve’s capital framework. The surcharge increases a G-SIB’s minimum Common Tier Equity 1 (CET1) capital requirement based on its systematic risk score, which considers factors such as size, interconnectedness, complexity, cross-jurisdictional activity, and sustainability.
Interest rate sensitivity: The exposure to interest rate movements.
Interest rate swaps: Contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that we use in our asset/liability management activities.
Investment grade: Represents a Moody’s long-term rating of Baa3 or better; and/or an S&P long-term rating of BBB- or better; and/or a Fitch long-term rating of BBB- or better; or if unrated, an equivalent rating using our internal risk ratings. Instruments that fall below these levels are considered to be non-investment grade.
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
Measurement Period: The duration of time allowed after a merger closing date for fair value estimation of the related assets acquired and liabilities assumed.
Merger Agreement: Agreement and Plan of Merger, dated as of February 19, 2024, by and among Discover, Capital One and Merger Sub.
Merger: The merger of Merger Sub with and into Discover, with Discover as the surviving entity, pursuant to the Merger Agreement.
Merger Sub: Vega Merger Sub, Inc.

72	Capital One Financial Corporation (COF)

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

73	Capital One Financial Corporation (COF)

Tangible common equity (“TCE”): A non-GAAP financial measure calculated as common equity less goodwill and other intangible assets inclusive of any related deferred tax liabilities.
This Report: Quarterly Report on Form 10-Q for the period ended September 30, 2025.
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

74	Capital One Financial Corporation (COF)

Acronyms
AI: Artificial Intelligence
AOCI: Accumulated other comprehensive income
ASC: Accounting Standards Codification
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
FICC - MBSD: Fixed Income Clearing Corporation - Mortgage Backed Securities Division
FICO: Fair Isaac Corporation
Fitch: Fitch Ratings
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally accepted accounting principles in the U.S.
GBP: Pound sterling
Ginnie Mae: Government National Mortgage Association

75	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

76	Capital One Financial Corporation (COF)

77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2025	2024	2025	2024
Interest income:
Loans, including loans held for sale	$15,229	$10,547	$37,835	$30,460
Investment securities	823	733	2,377	2,120
Other	711	580	1,797	1,737
Total interest income	16,763	11,860	42,009	34,317
Interest expense:
Deposits	3,597	2,945	9,432	8,631
Securitized debt obligations	165	234	505	753
Senior and subordinated notes	582	596	1,622	1,793
Other borrowings	15	9	38	30
Total interest expense	4,359	3,784	11,597	11,207
Net interest income	12,404	8,076	30,412	23,110
Provision for credit losses	2,714	2,482	16,513	9,074
Net interest income after provision for credit losses	9,690	5,594	13,899	14,036
Non-interest income:
Discount and interchange fees, net	1,812	1,228	4,513	3,622
Service charges and other customer-related fees	849	501	2,016	1,422
Net securities loss	0	(35)	0	(35)
Other	294	244	910	803
Total non-interest income	2,955	1,938	7,439	5,812
Non-interest expense:
Salaries and associate benefits	3,496	2,391	9,041	7,069
Occupancy and equipment	856	587	2,208	1,692
Marketing	1,403	1,113	3,950	3,187
Professional services	641	402	1,731	980
Communications and data processing	476	358	1,288	1,064
Amortization of intangibles	514	20	801	58
Other	877	443	2,137	1,347
Total non-interest expense	8,263	5,314	21,156	15,397
Income from continuing operations before income taxes	4,382	2,218	182	4,451
Income tax provision (benefit)	1,189	441	(152)	797
Income from continuing operations, net of tax	3,193	1,777	334	3,654
Loss from discontinued operations, net of tax	(1)	0	(15)	0
Net income	3,192	1,777	319	3,654
Dividends and undistributed earnings allocated to participating securities	(33)	(28)	(13)	(60)
Preferred stock dividends	(73)	(57)	(195)	(171)
Discount on redeemed preferred stock	0	0	6	0
Net income available to common stockholders	$3,086	$1,692	$117	$3,423
Basic earnings per common share:
Net income from continuing operations	$4.83	$4.42	$0.26	$8.94
Net income (loss) from discontinued operations	0.00	0.00	(0.03)	0.00
Net income per basic common share	$4.83	$4.42	$0.23	$8.94
Diluted earnings per common share:
Net income from continuing operations	$4.83	$4.41	$0.26	$8.92
Net income (loss) from discontinued operations	0.00	0.00	(0.03)	0.00
Net income per diluted common share	$4.83	$4.41	$0.23	$8.92

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income	$3,192	$1,777	$319	$3,654
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale	769	2,300	2,094	1,272
Net unrealized gains on hedging relationships	149	1,069	1,211	677
Foreign currency translation adjustments	(16)	45	64	31
Other	0	0	0	1
Other comprehensive income, net of tax	902	3,414	3,369	1,981
Comprehensive income	$4,094	$5,191	$3,688	$5,635

See Notes to Consolidated Financial Statements.
79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,606	$3,028
Interest-bearing deposits and other short-term investments	50,673	40,202
Total cash and cash equivalents	55,279	43,230
Restricted cash for securitization investors	3,248	441
Securities available for sale (amortized cost of $96.9 billion and $93.0 billion and allowance for credit losses of $3 million and $4 million as of September 30, 2025 and December 31, 2024, respectively)	89,733	83,013
Loans held for investment:
Unsecuritized loans held for investment	389,808	298,241
Loans held in consolidated trusts	53,351	29,534
Total loans held for investment	443,159	327,775
Allowance for credit losses	(23,103)	(16,258)
Net loans held for investment	420,056	311,517
Loans held for sale ($620 million and $87 million carried at fair value as of September 30, 2025 and December 31, 2024, respectively)	670	202
Premises and equipment, net	5,576	4,511
Interest receivable	3,456	2,532
Goodwill	28,863	15,059
Other intangible assets	17,042	233
Other assets	29,957	29,406
Assets of discontinued operations	7,997	0
Total assets	$661,877	$490,144

Liabilities:
Interest payable	$826	$666
Deposits:
Non-interest-bearing deposits	27,649	26,122
Interest-bearing deposits	441,136	336,585
Total deposits	468,785	362,707
Securitized debt obligations	13,642	14,264
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	616	562
Senior and subordinated notes	36,662	30,696
Other borrowings	562	29
Total other debt	37,840	31,287
Other liabilities	26,941	20,436
Liabilities of discontinued operations	30	0
Total liabilities	548,064	429,360
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,980,700 and 4,975,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 707,690,438 and 702,224,674 shares issued as of September 30, 2025 and December 31, 2024, respectively; 635,733,605 and 381,230,343 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	7	7
Additional paid-in capital, net	63,725	36,428
Retained earnings	63,624	64,505
Accumulated other comprehensive loss	(5,917)	(9,286)
Treasury stock, at cost (par value $0.01 per share; 71,956,833 and 320,994,331 shares as of September 30, 2025 and December 31, 2024, respectively)	(7,626)	(30,870)
Total stockholders’ equity	113,813	60,784
Total liabilities and stockholders’ equity	$661,877	$490,144

See Notes to Consolidated Financial Statements.
80	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income						1,404	1,757		3,161
Dividends—common stock(1)			12,211	0	2	(236)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(375)	(375)
Issuances of common stock and restricted stock, net of forfeitures			3,572,356	0	93				93
Exercises of stock options			14,070	0	1				1
Compensation expense for restricted stock units					169				169
Balance as of March 31, 2025	4,975,000	$0	705,823,311	$7	$36,693	$65,616	$(7,529)	$(31,245)	$63,542
Comprehensive income (loss)						(4,277)	710		(3,567)
Dividends—common stock(1)			2,163	0	0	(388)			(388)
Dividends—preferred stock						(65)			(65)
Purchases of treasury stock								(167)	(167)
Issuances of common stock and restricted stock, net of forfeitures			903,641	0	111				111
Reissuance of treasury stock related to the Transaction			0	0	25,763			24,823	50,586
Issuances of preferred stock related to the Transaction	10,700	0			1,068				1,068
Redemptions of preferred stock	(5,000)	0			(506)	6			(500)
Compensation expense for restricted stock units					214				214
Fair value of purchase consideration related to restricted stock units					122				122
Balance as of June 30, 2025	4,980,700	$0	706,729,115	$7	$63,465	$60,892	$(6,819)	$(6,589)	$110,956
Comprehensive income						3,192	902		4,094
Dividends—common stock(1)			2,597	0	1	(387)			(386)
Dividends—preferred stock						(73)			(73)
Purchases of treasury stock								(1,037)	(1,037)
Issuances of common stock and restricted stock, net of forfeitures			958,726	0	91				91
Compensation expense for restricted stock units					168				168
Balance as of September 30, 2025	4,980,700	$0	707,690,438	$7	$63,725	$63,624	$(5,917)	$(7,626)	$113,813

See Notes to Consolidated Financial Statements.
81	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(2)						(25)			(25)
Comprehensive income (loss)						1,280	(1,266)		14
Dividends—common stock(1)			24,969	0	3	(238)			(235)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(249)	(249)
Issuances of common stock and restricted stock, net of forfeitures			3,470,983	0	80				80
Exercises of stock options			15,000	0	1				1
Compensation expense for restricted stock units					183				183
Balance as of March 31, 2024	4,975,000	$0	699,753,620	$7	$35,808	$61,905	$(9,534)	$(30,385)	$57,801
Comprehensive income (loss)						597	(167)		430
Dividends—common stock(1)			8,354	0	2	(234)			(232)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(163)	(163)
Issuances of common stock and restricted stock, net of forfeitures			941,120	0	95				95
Compensation expense for restricted stock units					107				107
Balance as of June 30, 2024	4,975,000	$0	700,703,094	$7	$36,012	$62,211	$(9,701)	$(30,548)	$57,981
Comprehensive income						1,777	3,414		5,191
Dividends—common stock(1)			2,846	0	0	(233)			(233)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(161)	(161)
Issuances of common stock and restricted stock, net of forfeitures			691,072	0	76				76
Exercises of stock options			160,741	0	3				3
Compensation expense for restricted stock units					125				125
Balance as of September 30, 2024	4,975,000	$0	701,557,753	$7	$36,216	$63,698	$(6,287)	$(30,709)	$62,925
__________
(1)We declared dividends per share on our common stock of $0.60 in both the third quarter of 2025 and 2024, and $1.80 in both the first nine months of 2025 and 2024.
(2)Impact from the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method as of January 1, 2024.

See Notes to Consolidated Financial Statements.
82	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Operating activities:
Income from continuing operations, net of tax	$334	$3,654
Loss from discontinued operations, net of tax	(15)	0
Net income	319	3,654
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	16,513	9,074
Depreciation and amortization, net	3,655	2,423
Deferred tax benefit	(1,404)	(501)
Net securities losses	0	35
Loss (gain) on sales of loans	2	27
Stock-based compensation expense	576	425
Other fair value adjustments	101	37
Loans held for sale:
Originations and purchases	(3,687)	(2,603)
Proceeds from sales and paydowns	3,264	2,887
Changes in operating assets and liabilities:
Changes in interest receivable	2	(99)
Changes in other assets	(640)	913
Changes in interest payable	(187)	56
Changes in other liabilities	1,359	(617)
Net change from discontinued operations	14	0
Net cash from (used in) operating activities	$19,887	$15,711
Investing activities:
Securities available for sale:
Purchases	(12,585)	(11,677)
Proceeds from paydowns and maturities	13,287	8,732
Proceeds from sales	1	175
Proceeds from sales of securities related to the Transaction	9,696	0
Loans:
Net changes in loans originated as held for investment	(20,849)	(9,984)
Principal recoveries of loans previously charged off	3,647	2,197
Changes in premises and equipment	(1,134)	(848)
Net cash received in the Transaction	16,465	0
Net cash used in other investing activities	(1,163)	(756)
Net cash from (used in) investing activities	$7,365	$(12,161)

See Notes to Consolidated Financial Statements.
83	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Financing activities:
Deposits and borrowings:
Changes in deposits	$(1,046)	$4,987
Issuance of securitized debt obligations	1,495	997
Maturities and paydowns of securitized debt obligations	(8,097)	(3,434)
Issuance of senior and subordinated notes	4,481	3,985
Maturities and paydowns of senior and subordinated notes	(6,307)	(2,911)
Changes in other borrowings	48	(21)
Common stock:
Net proceeds from issuances	295	251
Dividends paid	(1,008)	(700)
Preferred stock:
Net proceeds from issuances	0	0
Dividends paid	(179)	(171)
Redemptions	(500)	0
Purchases of treasury stock	(1,579)	(573)
Proceeds from share-based payment activities	1	4
Net cash from (used in) financing activities	(12,396)	2,414
Changes in cash, cash equivalents and restricted cash for securitization investors	14,856	5,964
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,671	43,755
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$58,527	$49,719
Supplemental cash flow information:
Interest paid	$10,828	$9,831
Income tax paid	494	563
Non-cash item:
Reissuance of treasury stock, issuance of preferred stock and stock-based compensation awards related to the Transaction	$51,790	$0

See Notes to Consolidated Financial Statements.
84	Capital One Financial Corporation (COF)

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
As of September 30, 2025, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Note 2—Business Combinations and Discontinued Operations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the U.S. We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network, Diners Club International (“Diners Club”) and Network Partners (collectively, the “Global Payment Network”). The Discover Network processes transactions for credit and debit cards issued on its network and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and/or provide card acceptance services. We also have agreements with a number of financial institutions, financial technology firms, networks, network-to-network partners and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Global Payment Network.
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

85	Capital One Financial Corporation (COF)

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
Income Taxes
Our effective tax rate in the third quarter of 2025 was computed utilizing the annual method. We changed our methodology from the year-to-date method utilized in the second quarter of 2025 due to the return of the proportional relationship between our tax provision, tax credit investments and pre-tax income.

86	Capital One Financial Corporation (COF)

NOTE 2—BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS
Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (i) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (ii) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (iii) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and Second Step Merger, the “Transaction”). The Transaction enables the Company to leverage its newly acquired networks, customer base, technology, and data ecosystem to drive value for merchants, consumers, and small businesses.
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
For the three and nine months ended September 30, 2025, we incurred $348 million and $757 million, respectively, of integration expenses related to the Transaction. The integration expenses are primarily driven by salaries and associate benefits and professional services, along with $124 million of acquisition-related expenses incurred as of the Closing Date. Integration expenses are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $991 million of integration expenses as of September 30, 2025.
We accounted for the Transaction as a business combination in accordance with Topic 805, Business Combinations, with the Company as the accounting acquirer. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their respective fair values as of the Closing Date, unless otherwise required. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future

87	Capital One Financial Corporation (COF)

events that are subjective in nature and subject to change. Fair value estimates related to the assets acquired and liabilities assumed are subject to adjustment for up to one year after the Closing Date as additional information becomes available (the “Measurement Period”). The Company’s purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, intangible assets, deposits and certain other assets and liabilities.
The following Tables 2.2 through 2.5 present the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as of the Closing Date. The amounts below reflect Measurement Period adjustments made during the third quarter of 2025, which primarily included a $600 million decrease in intangible assets, a $109 million decrease in premises and equipment, a $148 million decrease in deferred tax liabilities and a $536 million increase to goodwill.
Table 2.2: Preliminary Allocation of Purchase Consideration

(in millions, except share and per share data)	Fair Value
Purchase consideration:
Shares of Discover common stock issued and outstanding immediately prior to the acquisition	251,679,740
Exchange ratio	1.0192
Number of shares of Capital One treasury stock reissued in the acquisition before fractional shares adjustment	256,511,991
Less: Number of fractional shares	(14,778)
Number of shares of Capital One treasury stock reissued in the acquisition	256,497,213
Price per share of Capital One common stock	$197.22
Fair value of consideration for outstanding common stock	50,586
Fair value of consideration for preferred stock	1,068
Fair value of consideration related to stock-based compensation awards	136
Cash in lieu of fractional shares	3
Fair value of purchase consideration	$51,793
Allocation of purchase consideration to net assets acquired:
Preliminary fair value of assets acquired:
Cash and cash equivalents and Restricted cash for securitization investors(1)	$16,467
Securities available for sale	14,108
Net loans held for investment (see Table 2.3)	108,609
Premises and equipment	956
Interest receivable	926
Intangible assets (see Table 2.4)	17,610
Other assets(2)	1,448
Assets of discontinued operations(3)	7,981
Preliminary fair value of liabilities assumed:
Interest payable	347
Non-interest-bearing deposits	1,710
Interest-bearing deposits (see Table 2.5)	105,208
Securitized debt obligations	5,827
Senior and subordinated notes	6,917
Other borrowings	538
Deferred tax liability(4)	3,455
Other liabilities(5)	6,088
Preliminary fair value of net assets acquired	$38,015
Preliminary Goodwill	$13,778
________
(1)Includes $1.0 billion restricted cash primarily related to securitization investors.
(2)Includes tax credit and other investments, non-loan receivables, derivative assets, and other short-term assets.
(3)Includes $7.9 billion of home loans classified as discontinued operations.

88	Capital One Financial Corporation (COF)

(4)The Transaction generated a net deferred tax liability. On a consolidated basis, this net deferred tax liability is included in Other assets on the Consolidated Balance Sheet as we have a total net deferred tax asset as of September 30, 2025.
(5)Includes rewards liabilities, associate compensation and benefit related liabilities, derivative liabilities, and other accrued expenses. Also includes the liability related to the Card Product Misclassification matter as of the Closing Date. For additional information, refer to “Note 14—Commitments, Contingencies, Guarantees and Others.”
The following table includes the fair value and unpaid principal balance of the acquired loans held for investment:
Table 2.3: Acquired Loans Held for Investment

(Dollars in millions)	Unpaid Principal Balance	Premium/(Discount)(1)	Loans held for investment	Allowance for credit losses	Net loans held for investment
Non-PCD loans	$101,614	$1,069	$102,683	$0	$102,683
PCD loans	6,894	(538)	6,356	(2,870)	3,486
Recoveries on acquired Discover loans that are fully charged off(2)	N/A	(865)	(865)	3,305	2,440
Total	$108,508	$(334)	$108,174	$435	$108,609
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
Subsequent to the closing of the Transaction, in the second quarter of 2025, we recorded an allowance for credit losses for non-PCD loans of $8.8 billion through the provision for credit losses in accordance with ASC 326.
The following table summarizes the fair value of the intangible assets acquired:
Table 2.4: Fair Value of Acquired Intangible Assets

(Dollars in millions)	Useful Life (1)	Amortization Methodology	Fair Value
Purchased credit card relationships	11	Accelerated	$10,100
Network and financial partner relationships	11	Straight-line	1,500
Core deposit	10	Accelerated	1,040
Intangible assets with definite lives			12,640
Discover Network	N/A	N/A - Indefinite useful life	2,700
Brand/Trade names	N/A	N/A - Indefinite useful life	2,270
Intangible assets with indefinite lives			4,970
Total intangible assets			$17,610
________
(1)Weighted-average amortization period for acquired amortizing intangible assets is 11 years.

89	Capital One Financial Corporation (COF)

The following table summarizes the fair value of the interest-bearing deposits acquired:
Table 2.5: Fair Value of Acquired Interest-bearing Deposits

(Dollars in millions)	Fair Value
Time deposits	$39,630
Other interest-bearing deposits	65,578
Total interest-bearing deposits	$105,208

As of September 30, 2025, we recorded preliminary goodwill from the Transaction of $13.8 billion, representing the amount by which total purchase consideration exceeded the preliminary fair value of the net assets acquired. The preliminary goodwill is primarily attributable to the revenue and cost synergies expected to arise from the Transaction. As the Transaction is nontaxable, goodwill is not deductible for tax purposes.
Goodwill has been preliminarily allocated to the Credit Card ($6.8 billion) and Other Consumer Banking ($7.0 billion) reporting units. As the Company continues to evaluate the underlying inputs and assumptions that are being used in the fair value estimates of net assets acquired, we may obtain additional information during the Measurement Period that may result in changes to the preliminary estimate of fair value of net assets acquired, preliminary goodwill, and the allocation of preliminary goodwill to our reporting units.
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

90	Capital One Financial Corporation (COF)

assumptions of cardholder activity, relevant operating costs for managing these relationships, attrition based on cardholder account retention levels, contributory asset charges reflective of the other assets of the business that are required to generate these cash flows, a discount rate determined based on the estimated cost of equity, risk-free return rate and risk premium for the market and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
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
Pro Forma Financial Information (unaudited)
Our results from continuing operations for the nine months ended September 30, 2025 include contributions to net interest income, non-interest income, and net income (loss) from continuing operations of $5.3 billion, $1.1 billion, and $(5.3) billion, respectively, from Discover. These results include the impacts from purchase accounting and the impact to provision for credit losses for the Discover non-PCD loan portfolio and exclude any amounts from areas that have been integrated and are therefore are not distinguishable from the results of our combined results of operations.

91	Capital One Financial Corporation (COF)

The table below presents certain unaudited pro forma information that combines the historical results of operations of Capital One and Discover for the three and nine months ended September 30, 2025 and 2024, as if the Transaction had occurred on January 1, 2024. Included in the pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of discounts on certain acquired loans, transaction costs, as well as reflecting the impact of Discover’s sale of its student loan portfolio in 2024.
Table 2.6: Selected Unaudited Pro Forma Results

	Combined Pro Forma Results
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net interest income(1)	$12,580	$11,738	$36,335	$33,583
Non-interest income	2,955	2,564	8,397	7,827
Income from continuing operations, net of tax(2)	3,363	2,123	8,369	(361)
________
(1)Combined pro forma net interest income for the three months and nine months ended September 30, 2024 was adjusted to remove $244 million and $764 million, respectively, of interest income from the sold Discover student loan portfolio.
(2)Combined pro forma income from continuing operations, net of tax, was adjusted to reflect the $8.8 billion increase to the provision for credit losses for the Discover non-PCD loan portfolio recognized in the nine months ended September 30, 2025 as if it had been recognized consistent with a Closing Date of January 1, 2024.

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
Discontinued Operations
In the second quarter of 2025, the Board of Directors approved a plan to exit the Discover Home Loan business acquired as a part of the Transaction. The Home Loan business includes the origination and servicing of conventional mortgage refinance and home equity loans that are single family, owner occupied, closed-end with fixed interest rates, terms and payments, and are secured by a first or second lien. During the third quarter of 2025, the Company stopped originations of home loan products. We are actively marketing the business and are in the process of identifying potential buyers, with the sale expected to close within one year. As a result, the assets and liabilities of the Home Loan business have been classified as held for sale and are reported as assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheets, along with any associated hedges. The results of the Home Loan business, including any associated hedges, have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the consolidated statement of income.

92	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of September 30, 2025 and December 31, 2024, respectively.
The table below presents the amortized cost, allowance for credit losses, gross unrealized gains and losses and fair value of our investment securities aggregated by major security type as of September 30, 2025 and December 31, 2024. Accrued interest receivable of $302 million and $262 million as of September 30, 2025 and December 31, 2024, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	September 30, 2025
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$8,613	$0	$28	$(4)	$8,637
RMBS:
Agency	75,246	0	218	(7,167)	68,297
Non-agency	536	(3)	72	(3)	602
Total RMBS	75,782	(3)	290	(7,170)	68,899
Agency CMBS	8,795	0	35	(390)	8,440
Other securities(1)	3,749	0	8	0	3,757
Total investment securities available for sale	$96,939	$(3)	$361	$(7,564)	$89,733

	December 31, 2024
(Dollars in millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,114	$0	$5	$(9)	$6,110
RMBS:
Agency	74,177	0	57	(9,527)	64,707
Non-agency	567	(4)	64	(6)	621
Total RMBS	74,744	(4)	121	(9,533)	65,328
Agency CMBS	8,389	0	17	(581)	7,825
Other securities(1)	3,748	0	5	(3)	3,750
Total investment securities available for sale	$92,995	$(4)	$148	$(10,126)	$83,013
__________
(1)Includes $1.8 billion and $2.0 billion of asset-backed securities as of September 30, 2025 and December 31, 2024, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

93	Capital One Financial Corporation (COF)

Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$712	$(1)	$1,204	$(3)	$1,916	$(4)
RMBS:
Agency	2,014	(5)	48,313	(7,162)	50,327	(7,167)
Non-agency	2	0	8	0	10	0
Total RMBS	2,016	(5)	48,321	(7,162)	50,337	(7,167)
Agency CMBS	466	(2)	5,555	(388)	6,021	(390)
Other securities	530	0	0	0	530	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$3,724	$(8)	$55,080	$(7,553)	$58,804	$(7,561)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,724	$(6)	$931	$(3)	$2,655	$(9)
RMBS:
Agency	11,324	(178)	48,707	(9,349)	60,031	(9,527)
Non-agency	3	0	11	(1)	14	(1)
Total RMBS	11,327	(178)	48,718	(9,350)	60,045	(9,528)
Agency CMBS	700	(7)	5,677	(574)	6,377	(581)
Other securities	1,438	(3)	0	0	1,438	(3)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$15,189	$(194)	$55,326	$(9,927)	$70,515	$(10,121)
__________
(1)    Consists of approximately 2,330 and 2,740 securities in gross unrealized loss positions as of September 30, 2025 and December 31, 2024, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of September 30, 2025, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any hedge accounting relationships.

94	Capital One Financial Corporation (COF)

Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	September 30, 2025
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$2,447	$2,390	$3,800	$0	$8,637
RMBS(1):
Agency	4	123	1,135	67,035	68,297
Non-agency	0	0	31	571	602
Total RMBS	4	123	1,166	67,606	68,899
Agency CMBS(1)	1,156	2,957	2,492	1,835	8,440
Other securities	151	3,539	0	67	3,757
Total securities available for sale	$3,758	$9,009	$7,458	$69,508	$89,733
Amortized cost of securities available for sale	$3,761	$9,071	$7,641	$76,466	$96,939
Weighted-average yield for securities available for sale	4.24%	3.77%	4.09%	3.93%	3.94%
__________
(1)As of September 30, 2025, the weighted-average expected maturities of RMBS and Agency CMBS were 8.0 years and 4.3 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for the three months ended September 30, 2025. For the nine months ended September 30, 2025 total proceeds from sales of our securities were $9.7 billion with immaterial losses. For the three and nine months ended September 30, 2024, total proceeds from sales of our securities were $175 million with losses of $35 million.
Securities Pledged and Received
We pledged investment securities totaling $37.4 billion and $39.4 billion as of September 30, 2025 and December 31, 2024, respectively. These securities are primarily pledged to support our advances from Federal Home Loan Bank (“FHLB”) advances and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of approximately $1 million and $18 million as of September 30, 2025 and December 31, 2024, respectively, related to our derivative transactions.

95	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $3.1 billion and $2.2 billion as of September 30, 2025 and December 31, 2024, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2025 and December 31, 2024. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$244,063	$3,015	$2,198	$4,675	$9,888	$253,951
Personal loans	9,469	72	55	50	177	9,646
International card businesses	7,088	120	81	151	352	7,440
Total credit card	260,620	3,207	2,334	4,876	10,417	271,037
Consumer Banking:
Auto	77,448	2,898	1,290	399	4,587	82,035
Retail banking	1,180	11	2	2	15	1,195
Total consumer banking	78,628	2,909	1,292	401	4,602	83,230
Commercial Banking:
Commercial and multifamily real estate	33,365	19	1	76	96	33,461
Commercial and industrial	55,023	9	123	276	408	55,431
Total commercial banking	88,388	28	124	352	504	88,892
Total loans(1)	$427,636	$6,144	$3,750	$5,629	$15,523	$443,159
% of Total loans	96.50%	1.39%	0.84%	1.27%	3.50%	100.00%

96	Capital One Financial Corporation (COF)

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$148,565	$1,973	$1,503	$3,577	$7,053	$155,618
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	6,570	107	72	141	320	6,890
Total credit card	155,135	2,080	1,575	3,718	7,373	162,508
Consumer Banking:
Auto	71,600	3,149	1,529	551	5,229	76,829
Retail banking	1,237	13	3	10	26	1,263
Total consumer banking	72,837	3,162	1,532	561	5,255	78,092
Commercial Banking:
Commercial and multifamily real estate	31,733	31	9	130	170	31,903
Commercial and industrial	55,030	3	22	217	242	55,272
Total commercial banking	86,763	34	31	347	412	87,175
Total loans(1)	$314,735	$5,276	$3,138	$4,626	$13,040	$327,775
% of Total loans	96.02%	1.61%	0.96%	1.41%	3.98%	100.00%
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $963 million and $1.2 billion as of September 30, 2025 and December 31, 2024, respectively.

97	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of September 30, 2025 and December 31, 2024. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $4 million and $54 million for the three and nine months ended September 30, 2025, respectively, and $6 million and $70 million for the three and nine months ended September 30, 2024, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2025			December 31, 2024
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$4,675	N/A	$0	$3,577	N/A	$0
Personal loans	47	$13	0	N/A	N/A	N/A
International card businesses	145	12	0	134	$10	0
Total credit card	4,867	25	0	3,711	10	0
Consumer Banking:
Auto	0	584	0	0	750	0
Retail banking	0	20	10	0	25	12
Total consumer banking	0	604	10	0	775	12
Commercial Banking:
Commercial and multifamily real estate	40	353	198	0	509	227
Commercial and industrial	0	883	464	96	701	607
Total commercial banking	40	1,236	662	96	1,210	834
Total	$4,907	$1,865	$672	$3,807	$1,995	$846
% of Total loans held for investment	1.11%	0.42%	0.15%	1.16%	0.61%	0.26%

98	Capital One Financial Corporation (COF)

Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio segment below.
Credit Card
Our Credit Card segment is highly diversified across millions of accounts and numerous geographies without significant individual exposure. We therefore generally manage credit risk based on portfolios with common risk characteristics. The risk in our Credit Card segment correlates to broad economic trends, such as the U.S. unemployment rate and U.S. Real Gross Domestic Product growth rate, as well as consumers’ financial condition, all of which can have a material effect on credit performance. The key indicator we assess in monitoring the credit quality and risk of our Credit Card segment is delinquency trends, including an analysis of loan migration between delinquency categories over time.
The tables below present our Credit Card segment by delinquency status as of September 30, 2025 and December 31, 2024.
Table 4.3: Domestic and International Credit Card Delinquency Status

	September 30, 2025			December 31, 2024
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$242,530	$1,533	$244,063	$148,112	$453	$148,565
30-59 days	2,929	86	3,015	1,944	29	1,973
60-89 days	2,133	65	2,198	1,483	20	1,503
Greater than 90 days	4,557	118	4,675	3,549	28	3,577
Total domestic credit card	252,149	1,802	253,951	155,088	530	155,618

International card businesses:
Current	7,047	41	7,088	6,533	37	6,570
30-59 days	115	5	120	102	5	107
60-89 days	77	4	81	69	3	72
Greater than 90 days	146	5	151	135	6	141
Total international card businesses	$7,385	$55	$7,440	$6,839	$51	$6,890

99	Capital One Financial Corporation (COF)

Table 4.4: Personal Loans Delinquency Status

	September 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$3,216	$3,161	$1,930	$805	$264	$93	$9,469	$0	$0	$9,469
30-59 days	6	22	25	13	4	2	72	0	0	72
60-89 days	4	18	20	9	3	1	55	0	0	55
Greater than 90 days	3	16	17	9	3	2	50	0	0	50
Total personal loans	$3,229	$3,217	$1,992	$836	$274	$98	$9,646	$0	$0	$9,646
The personal loans delinquency status table as of December 31, 2024 is not comparative as the Closing Date was subsequent to the period.

100	Capital One Financial Corporation (COF)

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
The table below presents loans held for investment in our Consumer Banking segment loans held for investment by credit quality indicator as of September 30, 2025 and December 31, 2024. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.5: Consumer Banking Portfolio by Vintage Year

	September 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$13,606	$12,853	$5,902	$5,413	$3,323	$742	$41,839	$0	$0	$41,839
621-660	5,201	4,385	2,537	1,951	1,198	375	15,647	0	0	15,647
620 or below	9,718	6,489	3,589	2,445	1,551	757	24,549	0	0	24,549
Total auto	28,525	23,727	12,028	9,809	6,072	1,874	82,035	0	0	82,035

Retail banking—Delinquency status:
Current	83	129	71	81	42	433	839	338	3	1,180
30-59 days	0	0	0	0	0	2	2	9	0	11
60-89 days	0	0	0	0	0	1	1	1	0	2
Greater than 90 days	0	0	0	0	0	1	1	1	0	2
Total retail banking	83	129	71	81	42	437	843	349	3	1,195
Total consumer banking	$28,608	$23,856	$12,099	$9,890	$6,114	$2,311	$82,878	$349	$3	$83,230

101	Capital One Financial Corporation (COF)

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,057	$8,333	$8,194	$5,621	$1,482	$394	$41,081	$0	$0	$41,081
621-660	5,584	3,492	2,906	1,986	667	235	14,870	0	0	14,870
620 or below	8,102	4,882	3,626	2,546	1,207	515	20,878	0	0	20,878
Total auto	30,743	16,707	14,726	10,153	3,356	1,144	76,829	0	0	76,829

Retail banking—Delinquency status:
Current	143	78	93	49	51	469	883	351	3	1,237
30-59 days	0	0	0	0	0	2	2	11	0	13
60-89 days	0	0	0	0	0	1	1	2	0	3
Greater than 90 days	0	0	0	0	1	7	8	1	1	10
Total retail banking	143	78	93	49	52	479	894	365	4	1,263
Total consumer banking	$30,886	$16,785	$14,819	$10,202	$3,408	$1,623	$77,723	$365	$4	$78,092
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto loan credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

102	Capital One Financial Corporation (COF)

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
The following table presents loans held for investment for our Commercial Banking segment by internal risk ratings as of September 30, 2025 and December 31, 2024. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.6: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,681	$1,623	$2,207	$3,516	$1,530	$4,919	$15,476	$15,875	$50	$31,401
Criticized performing	0	113	83	410	121	947	1,674	31	2	1,707
Criticized nonperforming	10	17	0	22	77	227	353	0	0	353
Total commercial and multifamily real estate	1,691	1,753	2,290	3,948	1,728	6,093	17,503	15,906	52	33,461
Commercial and industrial
Noncriticized	4,743	5,236	5,159	8,183	3,832	7,437	34,590	16,981	126	51,697
Criticized performing	3	191	172	415	787	415	1,983	864	4	2,851
Criticized nonperforming	10	25	12	284	197	234	762	121	0	883
Total commercial and industrial	4,756	5,452	5,343	8,882	4,816	8,086	37,335	17,966	130	55,431
Total commercial banking	$6,447	$7,205	$7,633	$12,830	$6,544	$14,179	$54,838	$33,872	$182	$88,892

103	Capital One Financial Corporation (COF)

	December 31, 2024
	Term Loans by Vintage Year
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,820	$2,574	$3,846	$2,230	$903	$4,887	$16,260	$12,691	$49	$29,000
Criticized performing	71	89	1,072	35	110	922	2,299	93	2	2,394
Criticized nonperforming	23	0	46	103	86	249	507	2	0	509
Total commercial and multifamily real estate	1,914	2,663	4,964	2,368	1,099	6,058	19,066	12,786	51	31,903
Commercial and industrial
Noncriticized	5,694	6,092	9,952	5,009	2,730	6,239	35,716	15,449	266	51,431
Criticized performing	101	190	680	932	92	258	2,253	887	0	3,140
Criticized nonperforming	41	13	186	43	184	91	558	143	0	701
Total commercial and industrial	5,836	6,295	10,818	5,984	3,006	6,588	38,527	16,479	266	55,272
Total commercial banking	$7,750	$8,958	$15,782	$8,352	$4,105	$12,646	$57,593	$29,265	$317	$87,175
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

104	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost amounts for each modification type and financial effects for all FDMs undertaken during the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.7: Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,158	$—	$57	$1,215	$—	$—	$—	$—	$—	$—	$1,215
Term extension	—	10	—	10	41	3	44	61	180	241	295
Principal balance reduction	—	—	—	—	11	—	11	—	—	—	11
Principal balance reduction and term extension:	—	—	—	—	—	—	—	—	11	11	11
Interest rate reduction and term extension	6	20	—	26	412	—	412	—	16	16	454
Other(1)	—	36	—	36	3	1	4	22	216	238	278
Total loans modified	$1,164	$66	$57	$1,287	$467	$4	$471	$83	$423	$506	$2,264
% of total class of receivables	0.46%	0.69%	0.77%	0.47%	0.57%	0.35%	0.57%	0.25%	0.76%	0.57%	0.51%

	Nine Months Ended September 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card(2)	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$3,138	$—	$113	$3,251	$—	$—	$—	$3	$—	$3	$3,254
Term extension	—	31	—	31	75	4	79	328	403	731	841
Principal balance reduction	—	—	—	—	22	—	22	—	—	—	22
Principal balance reduction and term extension	—	—	—	—	—	—	—	—	11	11	11
Interest rate reduction and term extension	10	52	—	62	766	—	766	—	65	65	893
Other(1)	—	90	—	90	4	1	5	52	293	345	440
Total loans modified	$3,148	$173	$113	$3,434	$867	$5	$872	$383	$772	$1,155	$5,461
% of total class of receivables	1.24%	1.80%	1.52%	1.27%	1.06%	0.40%	1.05%	1.15%	1.39%	1.30%	1.23%

105	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2024
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$173	N/A	$60	$233	$—	$—	$—	$—	$9	$9	$242
Term extension	—	N/A	—	—	10	3	13	286	432	718	731
Principal balance reduction	—	N/A	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	5	N/A	—	5	258	—	258	—	1	1	264
Other(1)	—	N/A	—	—	2	—	2	21	31	52	54
Total loans modified	$178	N/A	$60	$238	$279	$3	$282	$307	$473	$780	$1,300
% of total class of receivables	0.12%	N/A	0.83%	0.15%	0.37%	0.22%	0.37%	0.96%	0.87%	0.90%	0.41%

	Nine Months Ended September 30, 2024
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$472	N/A	$113	$585	$—	$—	$—	$—	$9	$9	$594
Term extension	—	N/A	—	—	17	4	21	513	695	1,208	1,229
Principal balance reduction	—	N/A	—	—	19	—	19	—	15	15	34
Interest rate reduction and term extension	8	N/A	—	8	573	—	573	—	7	7	588
Other(1)	—	N/A	—	—	3	1	4	159	117	276	280
Total loans modified	$480	N/A	$113	$593	$612	$5	$617	$672	$843	$1,515	$2,725
% of total class of receivables	0.32%	N/A	1.56%	0.38%	0.81%	0.42%	0.80%	2.09%	1.54%	1.74%	0.85%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as payment delays, increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
(2)Includes $1.3 billion of FDMs as of September 30, 2025 that were modified prior to the Closing Date.
Table 4.8: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.45%	14.13%	26.21%	8.48%	—%	—%	5.75%
Payment delay duration (in months)	12	28	—	6	56	5	8
Principal balance reduction	$85	—	—	—	—	—	$19
Interest and fees forgiven	$68	—	—	—	—	—	—

106	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.09%	13.99%	25.90%	8.85%	0.50%	0.85%	2.34%
Payment delay duration (in months)	12	34	—	6	33	7	13
Principal balance reduction	$230	—	—	—	—	—	$19
Interest and fees forgiven	$201	—	—	—	—	—	—

	Three Months Ended September 30, 2024
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.49%	N/A	27.01%	8.83%	—%	—%	2.14%
Payment delay duration (in months)	12	N/A	—	6	25	18	18
Principal balance reduction	—	N/A	—	—	—	—	—

	Nine Months Ended September 30, 2024
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.19%	N/A	26.76%	8.78%	3.48%	0.79%	1.90%
Payment delay duration (in months)	12	N/A	—	6	4	11	16
Principal balance reduction	—	N/A	—	—	—	—	$15
Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2024 Form 10-K for additional information on how the allowance for modified loans is calculated for each portfolio segment. FDMs are accumulated and the performance of each loan that received an FDM is reported on a rolling 12-month basis.
The following tables present FDMs over a rolling 12-month period by delinquency status as of September 30, 2025 and 2024. For the 12-month period ended September 30, 2025, the table includes amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.

107	Capital One Financial Corporation (COF)

Table 4.9 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	September 30, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card(2)	$3,343	$228	$160	$306	$694	$4,037
Personal loans	175	21	13	5	39	214
International card businesses	74	12	11	35	58	132
Total credit card	3,592	261	184	346	791	4,383
Consumer Banking:
Auto	776	114	67	23	204	980
Retail banking	5	0	0	0	0	5
Total consumer banking	781	114	67	23	204	985
Commercial Banking:
Commercial and multifamily real estate	412	12	0	22	34	446
Commercial and industrial	742	5	31	159	195	937
Total commercial banking	1,154	17	31	181	229	1,383
Total	$5,527	$392	$282	$550	$1,224	$6,751

	September 30, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$423	$60	$45	$88	$193	$616
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	68	12	11	37	60	128
Total credit card	491	72	56	125	253	744
Consumer Banking:
Auto	560	112	71	28	211	771
Retail banking	10	0	0	0	0	10
Total consumer banking	570	112	71	28	211	781
Commercial Banking:
Commercial and multifamily real estate	646	0	0	28	28	674
Commercial and industrial	768	74	4	65	143	911
Total commercial banking	1,414	74	4	93	171	1,585
Total	$2,475	$258	$131	$246	$635	$3,110
__________
(1)Commitments to lend additional funds on FDMs totaled $158 million and $263 million as of September 30, 2025 and 2024, respectively.
(2)Includes $2.1 billion of FDMs as of September 30, 2025 that were modified prior to the Closing Date.

108	Capital One Financial Corporation (COF)

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
The following table presents FDMs that entered subsequent default for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified or entered subsequent default prior to the Closing Date.
Table 4.10 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$163	$0	$2	$0	$165
Personal loans	0	3	2	11	16
International card businesses	23	0	0	0	23
Total credit card	186	3	4	11	204
Consumer Banking:
Auto	0	2	108	0	110
Total consumer banking	0	2	108	0	110
Commercial Banking:
Commercial and multifamily real estate	0	0	0	4	4
Total commercial banking	0	0	0	4	4
Total	$186	$5	$112	$15	$318

	Nine Months Ended September 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$481	$0	$3	$0	$484
Personal loans	0	7	7	33	47
International card businesses	67	0	0	0	67
Total credit card	548	7	10	33	598
Consumer Banking:
Auto	0	6	278	0	284
Total consumer banking	0	6	278	0	284
Commercial Banking:
Commercial and multifamily real estate	0	0	0	11	11
Commercial and industrial	0	20	0	2	22
Total commercial banking	0	20	0	13	33
Total	$548	$33	$288	$46	$915

109	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$52	$0	$0	$0	$52
Personal loans	N/A	N/A	N/A	N/A	N/A
International card businesses	21	0	0	0	21
Total credit card	73	0	0	0	73
Consumer Banking:
Auto	0	1	110	0	111
Total consumer banking	0	1	110	0	111
Commercial Banking:
Commercial and multifamily real estate	0	103	0	28	131
Commercial and industrial	0	0	0	0	0
Total commercial banking	0	103	0	28	131
Total	$73	$104	$110	$28	$315

	Nine Months Ended September 30, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$179	$0	$2	$0	$181
Personal loans	N/A	N/A	N/A	N/A	N/A
International card businesses	56	0	0	0	56
Total credit card	235	0	2	0	237
Consumer Banking:
Auto	0	6	329	0	335
Retail banking	0	1	0	0	1
Total consumer banking	0	7	329	0	336
Commercial Banking:
Commercial and multifamily real estate	0	103	0	28	131
Commercial and industrial	0	125	0	255	380
Total commercial banking	0	228	0	283	511
Total	$235	$235	$331	$283	$1,084

110	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $6.4 billion and $6.7 billion to secure a portion of our FHLB borrowing capacity of $33.5 billion and $35.1 billion as of September 30, 2025 and December 31, 2024, respectively. We also pledged loan collateral of $79.7 billion and $80.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $45.6 billion and $46.7 billion as of September 30, 2025 and December 31, 2024, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2025, we converted $432 million and $836 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and nine months ended September 30, 2024, we converted $267 million and $588 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

111	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by portfolio segment for the three and nine months ended September 30, 2025 and 2024. Our allowance for credit losses increased by $6.8 billion to $23.1 billion as of September 30, 2025 from December 31, 2024.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2025	$20,474	$1,864	$1,535	$23,873
Charge-offs	(4,211)	(669)	(61)	(4,941)
Recoveries(1)	1,110	343	15	1,468
Net charge-offs	(3,101)	(326)	(46)	(3,473)
Provision for credit losses	2,364	340	9	2,713
Allowance build (release) for credit losses	(737)	14	(37)	(760)
Other changes(2)	(10)	0	0	(10)
Balance as of September 30, 2025	19,727	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of June 30, 2025	0	0	135	135
Provision for losses on unfunded lending commitments	0	0	0	0
Balance as of September 30, 2025	0	0	135	135
Combined allowance and reserve as of September 30, 2025	$19,727	$1,878	$1,633	$23,238

112	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs(3)	(10,779)	(1,957)	(180)	(12,916)
Recoveries(1)	2,551	1,058	38	3,647
Net charge-offs	(8,228)	(899)	(142)	(9,269)
Initial allowance for purchased credit deteriorated loans	2,870	0	0	2,870
Benefit from expected recoveries of charged off loans(4)	(3,305)	0	0	(3,305)
Provision for credit losses(5)	15,388	893	240	16,521
Allowance build (release) for credit losses	6,725	(6)	98	6,817
Other changes(2)	28	0	0	28
Balance as of September 30, 2025	19,727	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	0	0	143	143
Provision (benefit) for losses on unfunded lending commitments	0	0	(8)	(8)
Balance as of September 30, 2025	0	0	135	135
Combined allowance and reserve as of September 30, 2025	$19,727	$1,878	$1,633	$23,238

	Three Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2024	$13,040	$2,065	$1,544	$16,649
Charge-offs	(2,632)	(707)	(88)	(3,427)
Recoveries(1)	478	306	39	823
Net charge-offs	(2,154)	(401)	(49)	(2,604)
Provision for credit losses	2,084	351	35	2,470
Allowance release for credit losses	(70)	(50)	(14)	(134)
Other changes(2)	19	0	0	19
Balance as of September 30, 2024	12,989	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of June 30, 2024	0	0	129	129
Provision for losses on unfunded lending commitments	0	0	13	13
Balance as of September 30, 2024	0	0	142	142
Combined allowance and reserve as of September 30, 2024	$12,989	$2,015	$1,672	$16,676

113	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(7,892)	(2,003)	(166)	(10,061)
Recoveries(1)	1,273	869	55	2,197
Net charge-offs	(6,619)	(1,134)	(111)	(7,864)
Provision for credit losses	7,888	1,107	96	9,091
Allowance build (release) for credit losses	1,269	(27)	(15)	1,227
Other changes(2)	11	0	0	11
Balance as of September 30, 2024	12,989	2,015	1,530	16,534
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(16)	(16)
Balance as of September 30, 2024	0	0	142	142
Combined allowance and reserve as of September 30, 2024	$12,989	$2,015	$1,672	$16,676
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments.
(3)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(4)Represents contractual rights to collect on recoveries of acquired Discover loans that are charged off.
(5)The provision for credit losses includes the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.
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

114	Capital One Financial Corporation (COF)

The table below presents gross charge-offs for loans held for investment by vintage year during the nine months ended September 30, 2025.
Table 5.2: Gross Charge-Offs by Vintage Year

	Nine Months Ended September 30, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$10,019	$180	$10,199
Personal loans	$6	$58	$66	$33	$10	$4	$177	N/A	N/A	177
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	393	10	403
Total credit card	6	58	66	33	10	4	177	10,412	190	10,779
Consumer Banking
Auto	91	518	463	431	265	132	1,900	0	0	1,900
Retail banking	0	0	0	0	0	1	1	56	0	57
Total consumer banking	91	518	463	431	265	133	1,901	56	0	1,957
Commercial Banking
Commercial and multifamily real estate	0	0	0	2	2	24	28	0	0	28
Commercial and industrial	0	0	0	50	17	37	104	48	0	152
Total commercial banking	0	0	0	52	19	61	132	48	0	180
Total	$97	$576	$529	$516	$294	$198	$2,210	$10,516	$190	$12,916

115	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2025 and 2024.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2025	2024
Estimated reimbursements from partners, beginning of period	$1,191	$1,210
Amounts due from partners for charged off loans	(154)	(157)
Change in estimated partner reimbursements that decreased provision for credit losses	95	102
Estimated reimbursements from partners, end of period	$1,132	$1,155

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Estimated reimbursements from partners, beginning of period	$1,010	$2,014
Amounts due from partners for charged off loans	(491)	(734)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	613	(125)
Estimated reimbursements from partners, end of period	$1,132	$1,155

116	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2025 and December 31, 2024. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$54,533	$11,983	$0	$0	$0
Auto loan securitizations	2,441	1,913	0	0	0
Total securitization-related VIEs	56,974	13,896	0	0	0
Other VIEs:(3)
Affordable housing entities	358	75	6,120	1,930	6,120
Entities that provide capital to low-income and rural communities	2,821	10	51	31	51
Other(4)	0	0	1,146	153	1,146
Total other VIEs	3,179	85	7,317	2,114	7,317
Total VIEs	$60,153	$13,981	$7,317	$2,114	$7,317

117	Capital One Financial Corporation (COF)

	December 31, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,753	$11,500	$0	$0	$0
Auto loan securitizations	4,100	3,204	0	0	0
Total securitization-related VIEs	28,853	14,704	0	0	0
Other VIEs:(3)
Affordable housing entities	354	75	5,544	1,877	5,544
Entities that provide capital to low-income and rural communities	2,605	9	0	0	0
Other(4)	0	0	874	110	874
Total other VIEs	2,959	84	6,418	1,987	6,418
Total VIEs	$31,812	$14,788	$6,418	$1,987	$6,418
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $2.8 billion of assets and $1.1 billion of liabilities as of September 30, 2025, and $2.7 billion of assets and $1.0 billion of liabilities as of December 31, 2024.
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
Credit Card and Auto Securitizations
We securitize a portion of our credit card receivables and auto loans which provides a source of funding for us. This is inclusive of the Discover credit card securitization program acquired in the Transaction. These securitizations involve the transfer of assets, including credit card receivables and auto loans, into securitization trusts. These trusts then issue debt securities collateralized by the transferred assets to third-party investors. We hold certain retained interests and continue to service the assets in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.

118	Capital One Financial Corporation (COF)

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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2025 and 2024, we recognized amortization of $515 million and $527 million, respectively, and tax credits of $605 million and $671 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $5.8 billion and $5.3 billion as of September 30, 2025 and December 31, 2024, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.1 billion as of both September 30, 2025 and December 31, 2024 and is largely expected to be paid from 2025 to 2028.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $6.1 billion and $5.5 billion as of September 30, 2025 and December 31, 2024, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.2 billion and $18.1 billion as of September 30, 2025 and December 31, 2024, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.8 billion and $2.6 billion as of September 30, 2025 and December 31, 2024, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

119	Capital One Financial Corporation (COF)

Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $1.1 billion and $874 million as of September 30, 2025 and December 31, 2024, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $728 million as of September 30, 2025. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $153 million as of September 30, 2025, and is expected to be paid from 2025 to 2034.
In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs, we have excluded these VIEs from the tables presented in this note. See “Note 4—Loans” for additional information regarding our lending arrangements in the normal course of business.

120	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of September 30, 2025 and December 31, 2024. Goodwill and other intangible assets are presented separately, while MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	September 30, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,863	N/A	$28,863
Other intangible assets (definite lived):
Purchased credit card relationships(1)	10,469	$(839)	9,630
Network and financial partner relationships(2)	1,500	(50)	1,450
Core deposit(2)	1,040	(71)	969
Other(3)	121	(106)	15
Total other intangible assets (definite lived):	13,130	(1,066)	12,064
Other intangible assets (indefinite lived):
Discover Network(2)	2,700	N/A	2,700
Brand / Trade names(2)	2,270	N/A	2,270
Other(4)	8	N/A	8
Total other intangible assets (indefinite lived):	4,978	N/A	4,978
Total other intangible assets	18,108	(1,066)	17,042
Total goodwill and other intangible assets	$46,971	$(1,066)	$45,905
Commercial MSRs(5)	$645	$(336)	$309

	December 31, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$15,059	N/A	$15,059
Other intangible assets (definite lived):
Purchased credit card relationships	369	$(164)	205
Other(3)	126	(106)	20
Total other intangible assets (definite lived)	495	(270)	225
Other intangible assets (indefinite lived):
Other(4)	8	N/A	8
Total other intangible assets (indefinite lived)	8	N/A	8
Total other intangible assets	503	(270)	233
Total goodwill and other intangible assets	$15,562	$(270)	$15,292
Commercial MSRs(5)	$653	$(309)	$344
__________
(1)Includes a carrying value of $10.1 billion of purchased credit card relationships related to the Transaction.
(2)Intangible assets recognized as part of the Transaction.
(3)Primarily consists of intangibles for customer, sponsor and merchant relationships.
(4)Consists of license and domain names.
(5)Commercial MSRs are accounted for under the amortization method.

121	Capital One Financial Corporation (COF)

Amortization expense for intangible assets, which is presented separately in our consolidated statements of income, totaled $514 million and $801 million for the three and nine months ended September 30, 2025, respectively. The following table summarizes the estimated future amortization expense for intangible assets as of September 30, 2025 for the next five fiscal years and thereafter:
Table 7.2: Amortization Expense

(Dollars in millions)	Amortization Expense
Estimated future amounts for the period between October 1, 2025 and December 31, 2025	$518
Estimated future amounts for the year ending December 31,
2026	1,952
2027	1,769
2028	1,587
2029	1,405
2030	1,224
Thereafter	3,609
Total estimated future amounts	$12,064
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments as of September 30, 2025 and December 31, 2024.
Table 7.3: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Other(1)	Total
Balance as of December 31, 2024	$5,360	$4,645	$5,054	$0	$15,059
Acquisitions(1)	6,755	7,023	0	0	13,778
Other adjustments(2)	26	0	0	0	26
Balance as of September 30, 2025	$12,141	$11,668	$5,054	$0	$28,863
__________
(1)The goodwill associated with the Transaction has been preliminarily allocated to the Credit Card and Consumer Banking segments as of September 30, 2025. See “Note 2—Business Combinations and Discontinued Operations” for further details.
(2)Represents foreign currency translation adjustments.

122	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2025 and December 31, 2024. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2025	December 31, 2024
Deposits:
Non-interest bearing deposits	$27,649	$26,122
Interest-bearing deposits(1)	441,136	336,585
Total deposits	$468,785	$362,707
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$616	$562
Total short-term borrowings	$616	$562

	September 30, 2025				December 31, 2024
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2025 - 2030	1.03% - 5.82%	3.78%	$13,642	$14,264
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2025-2036	1.65 - 7.96	5.04	31,984	26,930
Fixed unsecured subordinated debt	2026-2036	2.36 - 6.18	4.59	4,678	3,766
Total senior and subordinated notes				36,662	30,696
Other long-term borrowings
FHLB advances	2030	4.77 - 4.82	4.82	538	0
Finance lease liabilities	2025 - 2030	3.74 - 9.91	5.64	24	29
Total other long-term borrowings				$562	$29
Total long-term debt				$50,866	$44,989
Total short-term borrowings and long-term debt				$51,482	$45,551
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of September 30, 2025, the total time deposit amount with some portion in excess of the insured amount was $16.9 billion and the portion of total time deposits estimated to be uninsured was $13.7 billion. As of December 31, 2024, the total time deposit amount with some portion in excess of the insured amount was $15.2 billion and the portion of total time deposits estimated to be uninsured was $10.1 billion.
(2)Includes $543 million and $473 million of Euro (“EUR”) denominated unsecured notes as of September 30, 2025 and December 31, 2024, respectively.

123	Capital One Financial Corporation (COF)

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

124	Capital One Financial Corporation (COF)

Derivatives Counterparty Credit Risk
Counterparty Types
Derivative instruments contain an element of credit risk that stems from the potential failure of a counterparty to perform according to the terms of the contract, including making payments due upon maturity of certain derivative instruments. We execute our derivative contracts primarily in over-the-counter (“OTC”) markets. We also execute interest rate and commodity futures in the exchange-traded derivative markets. Our OTC derivatives consist of both trades cleared through central counterparty clearinghouses (“CCPs”) and uncleared bilateral contracts. The Chicago Mercantile Exchange (“CME”), the Intercontinental Exchange (“ICE”), the LCH Group (“LCH”) and the Fixed Income Clearing Company - Mortgage Backed Securities Division (“FICC - MBSD”) are our CCPs for our centrally cleared contracts. In our uncleared bilateral contracts, we enter into agreements directly with our derivative counterparties.
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
The amount of collateral exchanged for variation margin is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral and will vary over time as market variables change. The amount of the initial margin exchanged is dependent upon (1) the calculation of initial margin exposure, as prescribed by (a) the U.S. prudential regulators’ margin rules for uncleared derivatives or (b) the CCPs for cleared derivatives and (2) the fair value of the pledged collateral; it will vary over time as market variables change. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our balance sheet. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated collateral received or pledged. See Table 9.3 for our net exposure associated with derivatives.
The terms under which we collateralize our exposures differ between cleared exposures and uncleared bilateral exposures.
•CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. We also clear exchange-traded instruments, like futures, with CCPs. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required by CCPs as collateral against potential losses on our exchange-traded and cleared derivative contracts and variation margin is exchanged on a daily basis to account for mark-to-market changes in those derivative contracts. For CME, ICE, LCH and FICC - MBSD cleared OTC derivatives, variation margin cash payments are required to be characterized as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.
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

125	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2025 and December 31, 2024, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities associated with continuing operations are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$62,024	$12	$2	$61,250	$3	$13
Cash flow hedges	117,750	153	8	102,550	123	24
Total interest rate contracts	179,774	165	10	163,800	126	37
Foreign exchange contracts:
Fair value hedges	587	0	26	518	0	101
Cash flow hedges	2,654	21	1	2,549	74	0
Net investment hedges	5,415	34	75	4,858	190	0
Total foreign exchange contracts	8,656	55	102	7,925	264	101
Total derivatives designated as accounting hedges	188,430	220	112	171,725	390	138
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	125,615	723	747	108,754	865	1,014
Commodity contracts	42,151	1,057	1,024	34,185	858	814
Foreign exchange and other contracts	6,131	73	65	6,951	80	52
Total customer accommodation	173,897	1,853	1,836	149,890	1,803	1,880
Other interest rate exposures(2)	2,198	17	10	909	14	9
Other contracts	3,399	35	13	3,254	25	5
Total derivatives not designated as accounting hedges	179,494	1,905	1,859	154,053	1,842	1,894
Total derivatives	$367,924	$2,125	$1,971	$325,778	$2,232	$2,032
Less: netting adjustment(3)		(481)	(449)		(1,056)	(304)
Total derivative assets/liabilities		$1,644	$1,522		$1,176	$1,728
__________
(1)Does not reflect $6 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2025 and December 31, 2024, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

126	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2025 and December 31, 2024.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2025			December 31, 2024
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$8,445	$107	$46	$8,312	$(38)	$78
Interest-bearing deposits	(7,181)	30	0	(10,331)	160	0
Securitized debt obligations	(10,732)	139	0	(11,011)	276	0
Senior and subordinated notes	(34,646)	278	(140)	(30,696)	1,069	(225)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.8 billion and $3.4 billion as of September 30, 2025 and December 31, 2024, respectively. The amount of the designated hedged items was $2.6 billion and $2.1 billion as of September 30, 2025 and December 31, 2024, respectively. The cumulative basis adjustments associated with these hedges was $36 million and $16 million as of September 30, 2025 and December 31, 2024, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2025 and December 31, 2024. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

127	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of September 30, 2025
Derivative assets(1)	$2,125	$(316)	$(165)	$1,644	$(1)	$1,643
As of December 31, 2024
Derivative assets(1)	2,232	(202)	(854)	1,176	(22)	1,154

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of September 30, 2025
Derivative liabilities(1)	$1,971	$(316)	$(133)	$1,522	$0	$1,522
Repurchase agreements(2)	616	0	0	616	(616)	0
As of December 31, 2024
Derivative liabilities(1)	2,032	(202)	(102)	1,728	(53)	1,675
Repurchase agreements(2)	562	0	0	562	(562)	0
__________
(1)We received cash collateral from derivative counterparties totaling $271 million and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively. We also received securities from derivative counterparties with a fair value of approximately $18 million as of December 31, 2024, which we have the ability to re-pledge. We posted $1.8 billion and $1.6 billion of cash collateral as of September 30, 2025 and December 31, 2024, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $629 million and $573 million as of September 30, 2025 and December 31, 2024, respectively, primarily consisting of agency RMBS securities.

128	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2025 and 2024.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$823	$15,229	$711	$(3,597)	$(165)	$(582)	$294
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$15	$0	$0	$(22)	$(36)	$(147)	$0
Gains (losses) recognized on derivatives	(18)	0	0	16	19	103	(2)
Gains (losses) recognized on hedged items(1)	13	0	0	(16)	(20)	(77)	2
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$10	$0	$0	$(22)	$(37)	$(121)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$(238)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	4	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$(238)	$4	$0	$0	$0	$0

129	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,377	$37,835	$1,797	$(9,432)	$(505)	$(1,622)	$910
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$69	$0	$0	$(87)	$(122)	$(441)	$0
Gains (losses) recognized on derivatives	(178)	0	0	131	136	887	70
Gains (losses) recognized on hedged items(1)	145	0	0	(131)	(137)	(801)	(70)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$36	$0	$0	$(87)	$(123)	$(356)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$(716)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	9	0	0	0	1
Net income (expense) recognized on cash flow hedges	$(2)	$(716)	$9	$0	$0	$0	$1

130	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$733	$10,547	$580	$(2,945)	$(234)	$(596)	$244
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$39	$0	$0	$(73)	$(102)	$(248)	$0
Gains (losses) recognized on derivatives	(144)	0	0	247	210	1,010	21
Gains (losses) recognized on hedged items(1)	128	0	0	(246)	(210)	(973)	(21)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$23	$0	$0	$(72)	$(102)	$(211)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(314)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(314)	$2	$0	$0	$0	$1

131	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,120	$30,460	$1,737	$(8,631)	$(753)	$(1,793)	$803
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$125	$0	$0	$(277)	$(339)	$(771)	$0
Gains (losses) recognized on derivatives	(137)	0	0	213	261	742	(18)
Gains (losses) recognized on hedged items(1)	86	0	0	(213)	(261)	(627)	18
Excluded component of fair value hedges(2)	0	0	0	0	0	7	0
Net income (expense) recognized on fair value hedges	$74	$0	$0	$(277)	$(339)	$(649)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(936)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	7	0	0	0	1
Net income (expense) recognized on cash flow hedges	$0	$(936)	$7	$0	$0	$0	$1
__________
(1)Includes amortization benefit of $23 million and $49 million for the three and nine months ended September 30, 2025, respectively, and amortization benefit of $21 million and $62 million for the three and nine months ended September 30, 2024, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $83 million and loss of $63 million for the three and nine months ended September 30, 2025, respectively, and loss of $56 million and $1 million for the three and nine months ended September 30, 2024, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.

132	Capital One Financial Corporation (COF)

In the next 12 months, we expect to reclassify into earnings an after-tax loss of $431 million recorded in AOCI as of September 30, 2025 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.5 years as of September 30, 2025. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2025 and 2024. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$9	$3	$29	$20
Commodity contracts	9	5	21	13
Foreign exchange and other contracts	11	3	20	15
Total customer accommodation	29	11	70	48
Other interest rate exposures	23	48	102	206
Other contracts	(19)	(31)	(29)	(51)
Total	$33	$28	$143	$203

133	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. Shares of Discover's Series C and Series D preferred stock that were outstanding immediately before the Transaction were converted at the time of the Transaction into shares of Capital One’s newly issued Series O and Series P preferred stock, respectively. Series P was fully redeemed on June 30, 2025. For additional information, refer to “Note 2—Business Combinations and Discontinued Operations.” For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits to our 2024 Form 10-K and this Report. The following table summarizes our preferred stock outstanding as of September 30, 2025 and December 31, 2024.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2025	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2025	December 31, 2024
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027;Quarterly thereafter	100,000	5,700	562	N/A
Total								$5,407	$4,845
__________
(1)For Series I, J, K, L, and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Series O, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.

134	Capital One Financial Corporation (COF)

Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.
The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2025 and 2024.
Table 10.2: AOCI

	Three Months Ended September 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2025	$(6,219)	$(658)	$83	$(25)	$(6,819)
Other comprehensive income (loss) before reclassifications	769	34	(16)	0	787
Amounts reclassified from AOCI into earnings	0	115	0	0	115
Other comprehensive income (loss), net of tax	769	149	(16)	0	902
AOCI as of September 30, 2025	$(5,450)	$(509)	$67	$(25)	$(5,917)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	2,094	631	64	0	2,789
Amounts reclassified from AOCI into earnings	0	580	0	0	580
Other comprehensive income (loss), net of tax	2,094	1,211	64	0	3,369
AOCI as of September 30, 2025	$(5,450)	$(509)	$67	$(25)	$(5,917)

	Three Months Ended September 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2024	$(7,797)	$(1,885)	$12	$(31)	$(9,701)
Other comprehensive income (loss) before reclassifications	2,274	791	45	0	3,110
Amounts reclassified from AOCI into earnings	26	278	0	0	304
Other comprehensive income (loss), net of tax	2,300	1,069	45	0	3,414
AOCI as of September 30, 2024	$(5,497)	$(816)	$57	$(31)	$(6,287)

	Nine Months Ended September 30, 2024
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2023	$(6,769)	$(1,493)	$26	$(32)	$(8,268)
Other comprehensive income (loss) before reclassifications	1,246	(21)	31	1	1,257
Amounts reclassified from AOCI into earnings	26	698	0	0	724
Other comprehensive income, net of tax	1,272	677	31	1	1,981
AOCI as of September 30, 2024	$(5,497)	$(816)	$57	$(31)	$(6,287)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $96 million and losses of $202 million for the three and nine months ended September 30, 2025, respectively, and other comprehensive losses of $134 million and $72 million for the three and nine months ended September 30, 2024, respectively, from hedging instruments designated as net investment hedges.

135	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2025	2024	2025	2024
Securities available for sale:
	Non-interest income (expense)	$0	$(34)	$0	$(34)
	Income tax provision (benefit)	0	(8)	0	(8)
	Net income (loss)	0	(26)	0	(26)
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(240)	(314)	(718)	(936)
Foreign exchange contracts:	Interest income	4	2	9	7
	Interest income (expense)	0	0	(1)	7
	Non-interest income (expense)	83	(56)	(62)	(1)
	Income (loss) from continuing operations before income taxes	(153)	(368)	(772)	(923)
	Income tax provision (benefit)	(38)	(90)	(192)	(225)
	Net income (loss)	(115)	(278)	(580)	(698)
Other:
	Non-interest income and non-interest expense	0	0	0	0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	0	0
Total reclassifications		$(115)	$(304)	$(580)	$(724)

136	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2025 and 2024.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2025			2024
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$1,022	$253	$769	$3,033	$733	$2,300
Net unrealized gains on hedging relationships	199	50	149	1,412	343	1,069
Foreign currency translation adjustments(1)	17	33	(16)	2	(43)	45
Other	0	0	0	0	0	0
Other comprehensive income	$1,238	$336	$902	$4,447	$1,033	$3,414

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains on securities available for sale	$2,775	$681	$2,094	$1,674	$402	$1,272
Net unrealized gains on hedging relationships	1,603	392	1,211	894	217	677
Foreign currency translation adjustments(1)	2	(62)	64	8	(23)	31
Other	0	0	0	1	0	1
Other comprehensive income	$4,380	$1,011	$3,369	$2,577	$596	$1,981
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

137	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share. Dividends and undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2025	2024	2025	2024
Income from continuing operations, net of tax	$3,193	$1,777	$334	$3,654
Loss from discontinued operations, net of tax	(1)	0	(15)	0
Net income	3,192	1,777	319	3,654
Dividends and undistributed earnings allocated to participating securities	(33)	(28)	(13)	(60)
Preferred stock dividends	(73)	(57)	(195)	(171)
Discount on redeemed preferred stock	0	0	6	0
Net income available to common stockholders	$3,086	$1,692	$117	$3,423

Total weighted-average basic common shares outstanding	639.0	383.0	510.2	382.8
Effect of dilutive securities:(1)
Stock options	0.1	0.1	0.1	0.2
Other contingently issuable shares	0.4	0.6	0.6	0.7
Total effect of dilutive securities	0.5	0.7	0.7	0.9
Total weighted-average diluted common shares outstanding	639.5	383.7	510.9	383.7
Basic earnings per common share:
Net income from continuing operations	$4.83	$4.42	$0.26	$8.94
Net loss from discontinued operations	0.00	0.00	(0.03)	0.00
Net income per basic common share	$4.83	$4.42	$0.23	$8.94
Diluted earnings per common share:(1)
Net income from continuing operations	$4.83	$4.41	$0.26	$8.92
Net loss from discontinued operations	0.00	0.00	(0.03)	0.00
Net income per diluted common share	$4.83	$4.41	$0.23	$8.92
__________
(1)Excluded from the computation of diluted earnings per share were awards of 26 thousand and 43 thousand shares for the nine months ended September 30, 2025 and 2024, respectively, because their inclusion would be anti-dilutive. There were no awards excluded from the computation of dilutive earning per share for the three months ended September 30, 2025 and 2024.

,,

138	Capital One Financial Corporation (COF)

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

139	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities of continuing operations measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$8,637	$0	$0	$0	$8,637
RMBS	0	68,773	126	0	68,899
CMBS	0	8,440	0	0	8,440
Other securities	132	3,625	0	0	3,757
Total securities available for sale	8,769	80,838	126	0	89,733
Loans held for sale	0	620	0	0	620
Other assets:
Derivative assets(2)	686	961	478	(481)	1,644
Other(3)	812	0	29	0	841
Total assets	$10,267	$82,419	$633	$(481)	$92,838
Liabilities:
Other liabilities:
Derivative liabilities(2)	$524	$1,077	$370	$(449)	$1,522
Total liabilities	$524	$1,077	$370	$(449)	$1,522

	December 31, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,110	$0	$0	$0	$6,110
RMBS	0	65,212	116	0	65,328
CMBS	0	7,823	2	0	7,825
Other securities	123	3,627	0	0	3,750
Total securities available for sale	6,233	76,662	118	0	83,013
Loans held for sale	0	87	0	0	87
Other assets:
Derivative assets(2)	510	1,039	683	(1,056)	1,176
Other(3)	689	0	34	0	723
Total assets	$7,432	$77,788	$835	$(1,056)	$84,999
Liabilities:
Other liabilities:
Derivative liabilities(2)	$384	$1,034	$614	$(304)	$1,728
Total liabilities	$384	$1,034	$614	$(304)	$1,728
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $6 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2025 and December 31, 2024, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

140	Capital One Financial Corporation (COF)

(3)As of September 30, 2025 and December 31, 2024, other includes retained interests in securitizations of $29 million and $34 million, deferred compensation plan assets of $810 million and $688 million, equity securities of $2 million (including unrealized gains of $1 million) and $1 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities of continuing operations measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2025(1)
(Dollars in millions)	Balance, July 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2025
Securities available for sale:(2)
RMBS	$142	$1	$0	$0	$0	$0	$(2)	$6	$(21)	$126	$2
CMBS	0	0	0	0	0	0	0	0	0	0	0
Total securities available for sale	142	1	0	0	0	0	(2)	6	(21)	126	2
Other assets:
Retained interests in securitizations	29	0	0	0	0	0	0	0	0	29	0
Net derivative assets (liabilities)(3)	108	(5)	0	0	0	9	(4)	0	0	108	(7)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2025
Securities available for sale:(2)
RMBS	$116	$5	$3	$0	$0	$0	$(9)	$32	$(21)	$126	$5
CMBS	2	0	0	0	(1)	0	(1)	0	0	0	0
Total securities available for sale	118	5	3	0	(1)	0	(10)	32	(21)	126	5
Other assets:
Retained interests in securitizations	34	(5)	0	0	0	0	0	0	0	29	(5)
Net derivative assets (liabilities)(3)	69	11	0	0	0	33	(5)	0	0	108	7

141	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(1)
(Dollars in millions)	Balance, July 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2024
Securities available for sale:(2)
RMBS	$304	$2	$11	$0	$0	$0	$(4)	$2	$(135)	$180	$2
CMBS	2	0	0	0	0	0	0	0	0	2	0
Total securities available for sale	306	2	11	0	0	0	(4)	2	(135)	182	2
Other assets:
Retained interests in securitizations	34	0	0	0	0	0	0	0	0	34	0
Net derivative assets (liabilities)(3)	69	(20)	0	0	0	4	(8)	0	0	45	(15)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2024
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2024(1)
(Dollars in millions)	Balance, January 1, 2024	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2024
Securities available for sale:(2)
RMBS	$146	$6	$8	$0	$0	$0	$(9)	$187	$(158)	$180	$5
CMBS	132	0	(3)	0	0	0	(3)	0	(124)	2	0
Total securities available for sale	278	6	5	0	0	0	(12)	187	(282)	182	5
Other assets:
Retained interests in securitizations	35	(1)	0	0	0	0	0	0	0	34	(1)
Net derivative assets (liabilities)(3)	58	(17)	0	0	0	1	3	0	0	45	(18)
__________
(1)Realized gains (losses) on securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)For the nine months ended September 30, 2025 there were net unrealized gains of $6 million included in OCI related to Level 3 securities available for sale. For both the three and nine months ended September 30, 2024 there were net unrealized losses of $2 million included in OCI related to Level 3 securities available for sale. There were no net unrealized gains or losses for the three months ended September 30, 2025.
(3)Includes derivative assets and liabilities of $478 million and $370 million, respectively, as of September 30, 2025 and $613 million and $568 million, respectively, as of September 30, 2024.
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
Techniques and Inputs for Level 3 Fair Value Measurements

142	Capital One Financial Corporation (COF)

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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$126	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 56%
CMBS	0	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitizations(2)	29	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	34-68 8% 5-13% 1% 49%	N/A
Net derivative assets (liabilities)	108	Discounted cash flows	Swap rates	3-4%	3%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$116	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	6-10% 0-12% 0-6% 25-80%	6% 7% 1% 61%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-81 7-9% 5-15% 1% 44-155%	N/A
Net derivative assets (liabilities)	69	Discounted cash flows	Swap rates	4%	4%
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

143	Capital One Financial Corporation (COF)

The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2025 and December 31, 2024, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	September 30, 2025
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$525	$525
Loans held for sale	8	0	8
Other assets(1)	0	122	122
Total	$8	$647	$655

	December 31, 2024
	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3
Loans held for investment	$0	$827	$827
Loans held for sale	4	0	4
Other assets(1)	0	133	133
Total	$4	$960	$964
__________
(1)As of September 30, 2025, other assets included investments accounted for under measurement alternative of $41 million, repossessed assets of $76 million, and long-lived assets held for sale and right-of-use assets totaling $5 million. As of December 31, 2024, other assets included investments accounted for under measurement alternative of $71 million and repossessed assets of $62 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 63%, with a weighted average of 23%, and from 0% to 61%, with a weighted average of 18%, as of September 30, 2025 and December 31, 2024, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2025 and 2024.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Loans held for investment	$(270)	$(224)
Loans held for sale	(1)	(6)
Other assets(1)	(116)	(64)
Total	$(387)	$(294)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets, and equity investments accounted for under the measurement alternative.

144	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2025 and December 31, 2024.
Table 12.6: Fair Value of Financial Instruments

	September 30, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,279	$55,279	$4,606	$50,673	$0
Restricted cash for securitization investors	3,248	3,248	3,248	0	0
Net loans held for investment	420,056	428,593	0	0	428,593
Loans held for sale	50	50	0	50	0
Interest receivable	3,456	3,456	0	3,456	0
Other investments(1)	2,625	2,625	0	2,625	0
Financial liabilities:
Deposits with defined maturities	104,981	105,244	0	105,244	0
Securitized debt obligations	13,642	13,713	0	13,713	0
Senior and subordinated notes	36,662	37,743	0	37,743	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	616	616	0	616	0
Other borrowings(2)	538	523	0	523	0
Interest payable	826	826	0	826	0

	December 31, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,230	$43,230	$3,028	$40,202	$0
Restricted cash for securitization investors	441	441	441	0	0
Net loans held for investment	311,517	316,467	0	0	316,467
Loans held for sale	115	115	0	115	0
Interest receivable	2,532	2,532	0	2,532	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	78,944	79,091	0	79,091	0
Securitized debt obligations	14,264	14,335	0	14,335	0
Senior and subordinated notes	30,696	31,636	0	31,636	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	562	0	562	0
Interest payable	666	666	0	666	0
__________
(1)Other investments include FHLB and Federal Reserve Bank stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

145	Capital One Financial Corporation (COF)

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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $1.4 billion and $4.0 billion for the three and nine months ended September 30, 2025, respectively, and $1.1 billion and $3.2 billion for the three and nine months ended September 30, 2024, respectively. Credit Card marketing expense was $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2025, respectively, and $964 million and $2.8 billion for the three and nine months ended September 30, 2024, respectively. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and

146	Capital One Financial Corporation (COF)

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
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2025 and 2024, selected balance sheet data as of September 30, 2025 and 2024, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$9,396	$2,357	$586	$65	$12,404
Non-interest income (loss)	2,211	475	318	(49)	2,955
Total net revenue(2)	11,607	2,832	904	16	15,359
Provision for credit losses	2,364	340	9	1	2,714
Non-interest expense	5,409	1,941	520	393	8,263
Income (loss) from continuing operations before income taxes	3,834	551	375	(378)	4,382
Income tax provision	914	131	89	55	1,189
Income (loss) from continuing operations, net of tax	$2,920	$420	$286	$(433)	$3,193
Loans held for investment	$271,037	$83,230	$88,892	$0	$443,159
Deposits	0	416,765	29,920	22,100	468,785

	Nine Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$22,343	$6,462	$1,760	$(153)	$30,412
Non-interest income (loss)	5,524	1,052	965	(102)	7,439
Total net revenue (loss)(2)	27,867	7,514	2,725	(255)	37,851
Provision for credit losses	15,388	893	232	0	16,513
Non-interest expense	13,494	5,235	1,495	932	21,156
Income (loss) from continuing operations before income taxes	(1,015)	1,386	998	(1,187)	182
Income tax provision (benefit)	(237)	330	237	(482)	(152)
Income (loss) from continuing operations, net of tax	$(778)	$1,056	$761	$(705)	$334
Loans held for investment	$271,037	$83,230	$88,892	$0	$443,159
Deposits	0	416,765	29,920	22,100	468,785

147	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,743	$2,028	$596	$(291)	$8,076
Non-interest income (loss)	1,509	182	292	(45)	1,938
Total net revenue (loss)(2)	7,252	2,210	888	(336)	10,014
Provision (benefit) for credit losses	2,084	351	48	(1)	2,482
Non-interest expense	3,367	1,331	495	121	5,314
Income (loss) from continuing operations before income taxes	1,801	528	345	(456)	2,218
Income tax provision (benefit)	427	125	82	(193)	441
Income (loss) from continuing operations, net of tax	$1,374	$403	$263	$(263)	$1,777
Loans held for investment	$156,651	$76,758	$86,834	$0	$320,243
Deposits	0	309,569	30,598	13,464	353,631

	Nine Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$16,309	$6,064	$1,804	$(1,067)	$23,110
Non-interest income (loss)	4,491	513	844	(36)	5,812
Total net revenue (loss)(2)	20,800	6,577	2,648	(1,103)	28,922
Provision (benefit) for credit losses	7,888	1,107	80	(1)	9,074
Non-interest expense	9,730	3,827	1,493	347	15,397
Income (loss) from continuing operations before income taxes	3,182	1,643	1,075	(1,449)	4,451
Income tax provision (benefit)	756	388	254	(601)	797
Income (loss) from continuing operations, net of tax	$2,426	$1,255	$821	$(848)	$3,654
Loans held for investment	$156,651	$76,758	$86,834	$0	$320,243
Deposits	0	309,569	30,598	13,464	353,631
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $869 million and $2.4 billion in the three and nine months ended September 30, 2025, respectively, and $624 million and $1.9 billion in the three and nine months ended September 30, 2024, respectively, for credit card finance charges and fees charged off as uncollectible.
Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of discount and interchange fees, service charges and other customer-related fees, and other contract revenue. Discount and interchange fees are primarily from our Credit Card business and are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as ATM usage, transaction processing services on the PULSE Network, as well as various participation and membership fees. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our merchant relationships. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2025 and 2024.

148	Capital One Financial Corporation (COF)

Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$1,521	$268	$23	$0	$1,812
Service charges and other customer-related fees	37	144	111	0	292
Other	126	52	1	0	179
Total contract revenue	1,684	464	135	0	2,283
Revenue (reduction) from other sources	527	11	183	(49)	672
Total non-interest income (loss)	$2,211	$475	$318	$(49)	$2,955

	Nine Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$3,813	$631	$69	$0	$4,513
Service charges and other customer-related fees	57	242	278	1	578
Other	362	154	9	0	525
Total contract revenue	4,232	1,027	356	1	5,616
Revenue (reduction) from other sources	1,292	25	609	(103)	1,823
Total non-interest income (loss)	$5,524	$1,052	$965	$(102)	$7,439

	Three Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$1,086	$113	$28	$1	$1,228
Service charges and other customer-related fees	0	23	92	0	115
Other	67	36	1	0	104
Total contract revenue	1,153	172	121	1	1,447
Revenue (reduction) from other sources	356	10	171	(46)	491
Total non-interest income (loss)	$1,509	$182	$292	$(45)	$1,938

	Nine Months Ended September 30, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$3,222	$318	$81	$1	$3,622
Service charges and other customer-related fees	0	66	239	0	305
Other	271	101	6	0	378
Total contract revenue	3,493	485	326	1	4,305
Revenue (reduction) from other sources	998	28	518	(37)	1,507
Total non-interest income (loss)	$4,491	$513	$844	$(36)	$5,812
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Discount and interchange fees are presented net of customer reward expenses.

149	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2025 and December 31, 2024. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Credit card lines	$675,646	$411,603	N/A	N/A
Other loan commitments(1)	46,774	45,145	$71	$73
Standby letters of credit and commercial letters of credit(2)	1,380	1,306	29	30
Total unfunded lending commitments	$723,800	$458,054	$100	$103
__________
(1)Includes $6.2 billion and $6.0 billion of advised lines of credit as of September 30, 2025 and December 31, 2024.
(2)These financial guarantees have expiration dates that range from 2026 to 2028 as of September 30, 2025.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $170 million and $143 million as of September 30, 2025 and December 31, 2024, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

150	Capital One Financial Corporation (COF)

Counterparty Settlement Guarantees
Diners Club and/or DFS Services LLC (on behalf of the PULSE Network) have entered into contractual relationships with certain international merchants, international ATM acquirers and international payment networks to retain counterparty exposure arising from failures of third parties to perform their financial payment or settlement obligations.
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its settlement and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has certain contractual remedies to offset these counterparty settlement exposures, however, there is no limitation on the maximum amount the Company may be liable to pay. The actual amount of the potential exposure cannot be quantified as the Company cannot determine whether particular counterparties will fail to meet their settlement obligations. Counterparty settlement guarantees were not material for the three and nine months ended September 30, 2025. The Company did not record a contingent liability in the consolidated financial statements as of September 30, 2025.
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
Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2025. The Company did not record any contingent liability in the consolidated financial statements for merchant chargeback guarantees as of September 30, 2025.
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

151	Capital One Financial Corporation (COF)

On July 19, 2023, Discover disclosed that it had incorrectly classified certain credit cards into its highest merchant and merchant acquirer pricing tier (the “Card Product Misclassification”). On April 18, 2025, Discover and DFS Services LLC entered into a consent order with the Federal Reserve (the “Federal Reserve Order”) in connection with the Card Product Misclassification relating to, among other things, board governance, risk management and internal controls and requiring a civil money penalty, which was paid prior to the closing of the Transaction. Capital One and CONA have committed to satisfy the obligations of the Federal Reserve Order.
In addition, as a condition of the OCC’s approval of CONA’s application to acquire Discover Bank, CONA was required to provide a plan for supervisory non-objection, which detailed effective and sustainable corrective action and timelines to address the underlying root causes of any outstanding enforcement actions against Discover Bank and plans for remediation of harm, including the Federal Deposit Insurance Corporation (“FDIC”) April 2025 orders relating to Card Product Misclassification, in which Discover Bank agreed to pay restitution of at least $1.2 billion to adversely affected merchants, merchant acquirers and other intermediaries and a civil money penalty. On September 15, 2025, CONA submitted the required plan to the OCC and the condition was terminated.
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
We are defendants or respondents in a number of evolving legal and regulatory matters. For certain matters, we are able to estimate reasonably possible losses above existing reserves, and for other matters, such an estimate is not possible at this time. Management’s current estimate of the reasonably possible future losses above our reserves for legal and regulatory matters as of September 30, 2025 is up to approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Below we provide a description of potentially material legal and regulatory proceedings and claims.
Discover Card Product Misclassification
Discover and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the Card Product Misclassification. The court granted preliminary approval of the settlement on July 30, 2025. The class action settlement and court-approved distribution of restitution will be the primary means through which restitution for the Card Product Misclassification is provided to affected parties, including to satisfy the restitution obligations under the FDIC and Federal Reserve consent orders, which are discussed in more detail above.
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

152	Capital One Financial Corporation (COF)

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
Savings Account Litigation and Related Attorney General Litigation
On July 10, 2023, we were sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to our introduction of a new savings account product with a higher interest rate than existing savings account products (“Savings Account Litigation”). Since the original suit, we have also been sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, we filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024, and the court set a trial date in July 2025. In November 2024, the court denied our motion to dismiss. In April 2025, the parties reached an agreement to settle the case and, in June 2025, the court granted preliminary approval of the settlement. The settlement fund is reflected in our reserves. On September 14, 2025, the New York Attorney General, on behalf of itself and 17 other state attorneys general, filed an amicus brief opposing the class action settlement. The court has scheduled a final approval hearing on the settlement on November 6, 2025.
On May 14, 2025, the New York Attorney General sued Capital One in the Southern District of New York alleging a variety of causes of action under New York and federal law based on factual allegations similar to those raised in the Multidistrict Litigation pending in the Eastern District of Virginia. On August 7, 2025, the case was transferred to the Eastern District of Virginia. Capital One filed a motion to dismiss on August 29, 2025, and the motion is now fully briefed and awaiting a ruling from the court.

153	Capital One Financial Corporation (COF)

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
Deposit Insurance Assessments
On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that it would be collecting the special assessment at an annual rate of approximately 13.4 bps over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. In September 2025, the FDIC provided notification that the collection period will be extended an additional one quarter beyond the initial eight quarterly collection periods, at a lower rate. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023. As a result of updates from the FDIC related to our portion of the FDIC’s estimate of relevant DIF losses, we have recognized $317 million of operating expenses related to the special assessment as of September 30, 2025.
On July 8, 2025, the FDIC invoiced CONA for additional special assessment fees and interest and asserted that CONA underreported its estimated uninsured deposits on the 2022 Call Report. CONA disagrees with the FDIC’s special assessment calculation. On September 10, 2025, CONA filed suit against the FDIC in the United States District Court for the Eastern District of Virginia seeking a declaratory judgment that CONA does not owe the disputed portion of the FDIC’s special assessment. While we cannot predict the outcome of this dispute with the FDIC, we estimate that the amount of reasonably possible additional special assessment fees above our existing accrual is approximately $200 million. CONA has deposited collateral satisfactory to the FDIC related to the disputed additional assessment amounts that have been invoiced to date. The deposited collateral will remain in custody with a third party bank pending resolution of the dispute.
Finally, the ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank.

154	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A— Market Risk Profile.”

155	Capital One Financial Corporation (COF)

Item 4. Controls and Procedures
Overview
We are required under applicable laws and regulations to maintain controls and procedures, which include disclosure controls and procedures as well as internal control over financial reporting, as further described below.
(a) Disclosure Controls and Procedures
Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our financial reports is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in evaluating and implementing possible controls and procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. As a result of the Transaction, we are in the process of incorporating Discover into our internal control over financial reporting. As permitted by the SEC, we have excluded the acquired business from our evaluation of the effectiveness of internal control over financial reporting as of September 30, 2025. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations and Discontinued Operations” for further information. Other than those related to the Transaction, there have been no changes in our internal control over financial reporting during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

156	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2024 Form 10-K and “Part II—Item 1A. Risk Factors” in our Q2 2025 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the third quarter of 2025. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
July	1,597,607	$217.24	1,532,511	$3,400
August	1,660,082	214.29	1,548,782	3,067
September	1,487,335	224.18	1,487,032	2,734
Total	4,745,024	218.38	4,568,325
_________
(1) In April 2022, our Board of Directors authorized the repurchase of up to an additional $5.0 billion of shares of our common stock. There were 65,096 , 111,300 and 303 shares withheld in July, August and September, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of its common stock. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved in April 2022. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:
Neal A. Blinde, our President, Commercial Banking, entered into a pre-arranged stock trading plan on July 25, 2025. Mr. Blinde’s plan provides for the associated sale of up to 43,200 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and May 6, 2026.
Frank G. LaPrade, III, our Chief Enterprise Services Officer and Chief of Staff to the CEO, entered into a pre-arranged stock trading plan on August 14, 2025. Mr. LaPrade’s plan provides for the associated sale of up to 30,978 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and July 31, 2026.

157	Capital One Financial Corporation (COF)

Lia N. Dean, our President, Banking and Premium Products, entered into a pre-arranged stock trading plan on August 14, 2025. Ms. Dean’s plan provides for the associated sale of up to 14,692 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and June 1, 2026.
Celia S. Karam, our President, Retail Bank, entered into a pre-arranged stock trading plan on August 14, 2025. Ms. Karam’s plan provides for the associated sale of up to 11,592 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and June 1, 2026.
Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Capital One’s policies regarding transactions in its securities.

Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

158	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
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

3.2	Amended and Restated Bylaws of Capital One Financial Corporation, dated September 23, 2021 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 29, 2021).
4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
**	Indicates a document being furnished with this Form 10-Q. Information in this Form 10-Q furnished herewith shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Such exhibit shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

159	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 3, 2025	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

160	Capital One Financial Corporation (COF)