Form 10-K
period 2025-12-31
CAPITAL ONE FINANCIAL CORP
filed 2026-02-19
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2025 was approximately $135.2 billion. As of January 31, 2026, there were 621,931,593 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1.Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 08, 2026, are incorporated by reference into Part III.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I
Item 1. Business

OVERVIEW
General
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) operate as a global payments provider and diversified financial institution, delivering a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branch locations, cafés and other distribution channels.
As of December 31, 2025, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
References to “this Report” or our “2025 Form 10-K” or “2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. All references to 2025, 2024 and 2023, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Certain business terms used in this document are defined in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)—Glossary and Acronyms” and should be read in conjunction with the Consolidated Financial Statements included in this Report.
We were the largest issuer of credit cards in the United States of America (“U.S.”) based on the outstanding balance of credit card loans as of December 31, 2025. In addition to credit cards, we also offer debit cards, bank lending, treasury management and depository services, auto loans and other consumer lending products in markets across the U.S. As one of the nation’s largest banks based on deposits as of December 31, 2025, we service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network, Diners Club International (“Diners Club”) and Network Partners (collectively, the “Global Payment Network”).
The Discover Network processes transactions for credit and debit cards issued on its network and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and/or provide card acceptance services. We also have agreements with a number of financial institutions, financial technology firms, networks and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Global Payment Network.
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

Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (a) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (b) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (c) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and the Second Step Merger, the “Transaction”). The Transaction enables the Company to leverage its newly acquired networks, customer base, technology, and data ecosystem to drive value for merchants, consumers and small businesses. The Company has substantially completed the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
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
As of the Closing Date, the fair value of purchase consideration transferred was $51.8 billion. The fair value of total identifiable assets acquired was $168.6 billion, which included $108.2 billion of loans held for investment. The fair value of deposits assumed was $106.9 billion. Our results of operations for the year ended December 31, 2025 reflect the activity of Discover’s acquired business operations for the period since the Closing Date. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” for additional information.
On November 24, 2025, we completed the sale of the Discover Home Loan Business. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” for additional information.
Agreement to Acquire Brex
On January 22, 2026, Capital One Financial Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Brex Merger Agreement”) with Brex Inc., a Delaware corporation (“Brex”), and certain other parties thereto, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire Brex (the “Brex Transaction”). The completion of the Brex Transaction is subject to the satisfaction of customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Pursuant to the terms and subject to the conditions set forth in the Brex Merger Agreement, the Company will acquire the outstanding equity of Brex for $5.15 billion in aggregate consideration, subject to certain adjustments described in the Brex Merger Agreement, consisting of approximately $2.58 billion in cash and approximately 10.6 million shares of common stock of Capital One.

5	Capital One Financial Corporation (COF)

Additional Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “COF” and is included in the Standard & Poor’s (“S&P”) 100 Index. We maintain a website at www.capitalone.com. Documents available under “Governance & Leadership” in the Investor Relations section of our website include:
•our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines and Code of Conduct; and
•charters for the Audit, Compensation, Governance and Nominating and Risk Committees of the Board of Directors.
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

OPERATIONS AND BUSINESS SEGMENTS
Our consolidated total net revenues are derived primarily from lending to consumer and commercial customers net of funding costs associated with our deposits, long-term debt and other borrowings. We also earn non-interest income which primarily consists of discount and interchange income, net of reward expenses, and service charges and other customer-related fees. Our expenses primarily consist of the provision for credit losses, operating expenses, marketing expenses and income taxes.
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, integration expenses and certain liabilities incurred by Discover ahead of the Transaction.
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
The results related to the acquired Home Loan business have been reflected as discontinued operations. As such, the related results have been excluded from continuing operations and business segment result.
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
The Global Payment Network earns fees, which are paid by network participants (primarily acquirers, merchants and issuers), for transactions on the Global Payment Network. Additionally, for transactions on Bank-issued credit and debit cards processed on the Global Payment Network, a portion of the amount that merchants pay to the Global Payment Network is passed through to the Bank. The Bank is also an issuer of credit and debit cards that use other networks, and for these cards the Bank earns interchange fees, which are paid by merchants, when customers use its cards.
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
Our Credit Card business competes with international, national, regional and local issuers of Visa® and Mastercard® credit cards, as well as with American Express®, private-label card brands and, to a certain extent, issuers of debit cards. In general, customers are attracted to credit card issuers largely on the basis of price, credit limit, reward programs, customer experience and other product features.
Our Consumer Banking and Commercial Banking businesses compete with national, state and direct banks as well as with savings and loan associations and credit unions for loans and deposits. Our competitors also include automotive finance companies, commercial banking companies and other financial services providers that provide loans, deposits, and other similar services and products. In addition, we compete against non-bank institutions that are able to offer these products and services. As a result of our recent acquisition of the Global Payment Network, we now compete in the global payments industry, both with traditional competitors and new, emerging alternative payment providers.
We also consider new and emerging companies in digital and mobile payments and other financial technology providers among our competitors. We compete with many forms of payment mechanisms, including a variety of new and evolving alternative payment mechanisms, systems and products, offered by both bank and non-bank providers.
Our businesses generally compete on the basis of the quality and range of their products and services, transaction execution, innovation and price, and, with respect to our payment network businesses, the strength, reach, pricing and capabilities of our network offerings to merchants, acquirers and issuers. Competition varies based on the types of clients, customers, industries and geographies served. Our ability to compete depends, in part, on our ability to attract and retain our associates and on our reputation as well as our ability to keep pace with innovation, in particular in the development of new technology platforms. There can be no assurance, however, that our ability to market products and services successfully or to obtain adequate returns on our products and services will not be impacted by the nature of the competition that now exists or may later develop, or by the broader economic environment. For a discussion of the risks related to our competitive environment, see “Item 1A. Risk Factors.”

SUPERVISION AND REGULATION
General
The regulatory framework applicable to banking organizations is intended primarily for the protection of depositors and the stability of the U.S. financial system, rather than for the protection of stockholders and creditors.

As a banking organization, we are subject to extensive regulation and supervision by U.S. federal and state laws, as well as the applicable laws of the jurisdictions outside the U.S. in which we do business. In addition to banking laws and regulations, we are subject to various other laws and regulations, all of which directly or indirectly affect our operations, management and ability to make distributions to stockholders. We and our subsidiaries are also subject to supervision and examination by multiple regulators. In addition to laws and regulations, regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation or implementation, could have a material effect on our business or organization.

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

8	Capital One Financial Corporation (COF)

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

We also face regulation in the international jurisdictions in which we conduct business. The Bank is subject to laws and regulations in foreign jurisdictions where it operates, currently in the U.K. and Canada. In the U.K., the Bank operates through COEP, an authorized payment institution regulated by the Financial Conduct Authority (“FCA”). COEP’s parent, Capital One Global Corporation, is wholly owned by the Bank and is subject to regulation by the Federal Reserve as an “agreement corporation” under the Federal Reserve’s Regulation K. COEP does not take deposits. In Canada, the Bank operates as an authorized foreign bank and is permitted to conduct its credit card business in Canada through its Canadian branch, Capital One Bank (Canada Branch) (“Capital One Canada”). Capital One Canada does not take deposits. The primary regulators of Capital One Canada are the Office of the Superintendent of Financial Institutions (“OSFI”) and the Financial Consumer Agency of Canada (“FCAC”). Non-bank subsidiaries are subject to regulation in foreign jurisdictions, including licensing and registration requirements.
The foreign legal and regulatory requirements to which the Company’s non-U.S. operations are subject include, among others, those related to consumer protection, business practices and limits on interchange fees. For more information on foreign regulatory activity concerning interchange fees, please see “Item 1A. Risk Factors” under the heading “Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the fees (including the interchange component) charged by credit and debit card networks and acquirers to facilitate card transactions.”
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

9	Capital One Financial Corporation (COF)

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
Capital Buffer Requirements
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Federal Reserve’s stress capital buffer rule (“Stress Capital Buffer Rule”), the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below), any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer applicable to the Company generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve sets an earlier effective date.

The Company’s stress capital buffer requirement is recalibrated every year based on the Company’s supervisory stress test results unless otherwise determined by the Federal Reserve, as discussed below. In particular, the Company’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the Company’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the Company’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the Company’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.

Based on the Company’s 2025 supervisory stress test results, the Company’s stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. On February 4, 2026, the Federal Reserve notified all participating firms, including the Company, that because the Stress Testing Transparency Proposal (defined below) remains subject to public comment, the Federal Reserve is maintaining stress capital buffer requirements for all such firms at their current levels. Consequently, absent further action from the Federal Reserve, the Company’s stress capital buffer requirement will remain at 4.5% until September 30, 2027. Accordingly, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2027.

The Stress Capital Buffer Rule does not apply to the Bank. Pursuant to the OCC’s capital regulations, which are only applicable to the Bank, the capital conservation buffer for the Bank continues to be fixed at 2.5%. The Bank is also subject to the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer applicable to the Bank generally would be effective twelve months after the announcement of such an increase, unless the OCC sets an earlier effective date. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively. See “Part II—Item 7. MD&A—Capital Management” and “Part II—Item 8. Financial Statements and Supplementary Data—Note 12—Regulatory and Capital Adequacy” for additional information.

If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.

In April 2025, the Federal Reserve issued a notice of proposed rulemaking to amend the calculation of the stress capital buffer requirement (the “SCB Averaging Proposal”). The proposal would average stress test results over two consecutive years for purposes of determining the stress capital buffer requirement. The proposal would also shift the annual effective date of the stress capital buffer requirement from October 1 to January 1. The proposal has not yet been finalized, and our stress capital

10	Capital One Financial Corporation (COF)

buffer requirement disclosed above has been calculated under the current framework and does not reflect the proposed averaging.

See also “Capital Planning and Stress Testing” below for more information about the stress capital buffer determination process.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2025, the Company and the Bank are subject to the Market Risk Rule. See “Part II—Item 7. MD&A—Market Risk Profile” for additional information.
Basel III Finalization Proposal
In July 2023, the Federal Reserve, OCC and the FDIC (collectively, the “Federal Banking Agencies”) released a notice of proposed rulemaking (“Basel III Finalization Proposal”) to revise the Basel III Capital Rules applicable to banking organizations with total assets of $100 billion or more and their subsidiary depository institutions, including the Company and the Bank.

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

The Basel III Finalization Proposal includes a three-year transition period over which risk-weighted assets calculated under the Expanded Risk-Based Approach and the recognition of AOCI in CET1 capital would be phased in.

The Federal Banking Agencies have indicated an intent to repropose the Basel III Finalization Proposal. It is uncertain if and when a reproposal will be issued, and if so, whether and to what extent it will differ from the original Basel III Finalization Proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on the Company and the Bank, remain uncertain.
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

11	Capital One Financial Corporation (COF)

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

Pursuant to the capital plan rule, the Company must file its capital plan with the Federal Reserve by April 5 of each year (unless the Federal Reserve designates a later date), using data as of the end of the prior calendar year. The Federal Reserve will release the results of the supervisory stress test and notify the Company of its preliminary stress capital buffer requirement by June 30 of that year, and final stress capital buffer requirement by August 31 of that year. The Company’s final stress capital buffer requirement will be effective from October 1 of the year in which the capital plan is submitted through September 30 of the following year. In April 2025, the Federal Reserve issued the SCB Averaging Proposal. For more information on the SCB Averaging Proposal, please see “Capital Buffer Requirements.”

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

We are also subject to supervisory and company-run stress testing requirements (also known as the Dodd-Frank Act stress tests (“DFAST”)). DFAST is a forward-looking exercise conducted by the Federal Reserve and each covered company to help assess whether a company has sufficient capital to absorb losses and continue operations during adverse economic conditions. In particular, the Federal Reserve is required to conduct annual stress tests on certain covered companies, including us, to ensure that the covered companies have sufficient capital to absorb losses and continue operations during adverse economic conditions, as well as to determine the Company’s stress capital buffer requirement as described above. As a Category III institution, we are also required to conduct company-run stress tests and publish the results of such tests on our website or other public forum on a biennial basis. Under the OCC’s stress test rule, a bank with at least $250 billion in assets, including the Bank, must conduct its own company-run stress tests. The Bank must also disclose the results of its stress test on a biennial basis.

In October 2025, the Federal Reserve proposed revisions to its supervisory stress testing framework. The first proposal included requirements for the Federal Reserve to annually disclose its supervisory stress test models and provide a formal public comment period on material changes to these models and the design of annual stress test scenarios, as well as shifting the “as of” or “jump-off” date of the stress test data from December 31 to September 30 (the “Stress Testing Transparency Proposal”). The second proposal requested comment on the specific supervisory stress test scenarios proposed to be used in the 2026 stress test cycle.
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

12	Capital One Financial Corporation (COF)

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
The Company and the Bank are subject to the LCR standard as implemented by the Federal Reserve and OCC, respectively (“LCR Rule”). The LCR Rule requires both the Company and the Bank to hold an amount of eligible HQLA that equals or exceeds 100% of its respective projected adjusted net cash outflows over a 30-day period, each as calculated in accordance with the LCR Rule. The LCR Rule requires both the Company and the Bank to calculate its respective LCR daily. In addition, the Company is required to make quarterly public disclosures of its LCR and certain related quantitative liquidity metrics, along with a qualitative discussion of its LCR.
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
Deposit Funding and Brokered Deposits
Under FDICIA, only well capitalized and adequately capitalized institutions may accept “brokered deposits,” as defined by FDIC regulations. Adequately capitalized institutions, however, must obtain a waiver from the FDIC before accepting brokered deposits, and such institutions may not pay rates that significantly exceed the rates paid on deposits of similar maturity obtained from the institution’s normal market area or, for deposits obtained from outside the institution’s normal market area, the national rate on deposits of comparable maturity. See “Part II—Item 7. MD&A—Liquidity Risk Profile” for additional information.
The FDIC is authorized to terminate a bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

13	Capital One Financial Corporation (COF)

Resolution and Recovery Planning Requirements and Related Authorities
Resolution and Recovery Planning
The Company is required by Section 165(d) of the Dodd-Frank Act to submit to the Federal Reserve and FDIC every three years a resolution plan for orderly resolution in the event it faces material financial distress or failure, with submissions alternating between a full resolution plan and a targeted resolution plan. In addition, the Company may be required to submit an interim update to its resolution plan upon a joint determination of the Federal Reserve and the FDIC, or following material mergers or acquisitions or fundamental changes to the Company’s resolution strategy. As a result of the Transaction, the Federal Reserve and the FDIC in May 2025 required the Company to file an interim update to its resolution plan by October 1, 2025 and extended the Company’s deadline for the next full resolution submission from October 1, 2025 to July 1, 2026. Following review of a plan, the Federal Reserve and FDIC may jointly determine that a resolution plan is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code. If the Company were to fail to adequately address deficiencies jointly identified by the Federal Reserve and FDIC in a timely manner, it may be subject to more stringent capital, leverage, or liquidity requirements, or restrictions on growth, activities, or operations.
In addition, the Bank, as an insured depository institution, is required by FDIC regulation to submit its own resolution plan to the FDIC. In June 2024, the FDIC issued a final rule amending the resolution plan submission requirements applicable to insured depository institutions with $50 billion or more in total assets, including the Bank. Under the final rule, the Bank is required to submit to the FDIC full resolution plans every three years and interim targeted information between full resolution plan submissions. In addition, under the final rule, the Bank’s resolution plan submissions are subject to more detailed content requirements and a credibility standard for the FDIC’s evaluation of resolution plans, which is enforceable against the Bank.
In addition, the OCC has enforceable guidelines that require banks with assets of $100 billion or more, including the Bank, to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or non-financial risks but have not deteriorated to the point that resolution is imminent. In October 2025, the OCC proposed to rescind these recovery planning guidelines in their entirety. If adopted as proposed, the Bank would no longer be subject to the guidelines.
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

14	Capital One Financial Corporation (COF)

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

On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5 billion of uninsured deposits. On December 16, 2025, the FDIC issued an interim final rule providing that the FDIC will collect the special assessment over an initial seven quarters of the collection period, which began in the second quarter of 2024, at a quarterly rate of 3.36 basis points and reduce the rate at which the special assessment will be collected in the eighth collection quarter, which will have an invoice payment date of March 30, 2026, to 2.97 basis points. Under the interim final rule, upon termination of the FDIC’s receiverships of Silicon Valley Bank and Signature Bank, the FDIC will either provide an offset to insured depository institutions, if the special assessment amount then-collected exceeds losses, or collect from insured depository institutions a one-time final shortfall special assessment, if losses exceed the special assessment amount then-collected. In addition, the FDIC will provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if, following the final resolution of litigation between the FDIC and SVB Financial Trust, the total amount collected through the special assessment exceeds the loss estimate at that time. For additional information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
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
Transactions with Affiliates
There are various legal restrictions on the extent to which we and our non-bank subsidiaries may borrow or otherwise engage in certain types of transactions with the Bank. Under the Federal Reserve Act and Federal Reserve and OCC regulations, the Bank and its subsidiaries are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving non-bank affiliates. In addition, transactions between the Bank and its non-bank affiliates are required to be on arm’s length terms and must be consistent with standards of safety and soundness.

15	Capital One Financial Corporation (COF)

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
Debit Card Interchange Fees
For debit cards issued on networks not owned by the Company, the Bank earns interchange fees when customers use its debit cards to make transactions at merchants. The Bank is subject to the Federal Reserve’s Regulation II (Debit Card Interchange Fees and Routing) for those debit cards issued on networks not owned by the Company, which limits the amount of interchange fees that can be received per debit card transaction by debit card issuers with over $10 billion in assets and places certain prohibitions on payment routing restrictions and network exclusivity.

In 2023, the Federal Reserve proposed, but has not yet finalized, amendments to Regulation II that would lower the cap on debit interchange fees and institute a process for automatically recalculating the debit interchange fee cap every two years based upon a biennial survey of large debit card issuers. Regulation II’s cap on debit interchange fees, including the 2023 proposal, has been challenged in the courts. Changes to, or the invalidity of, Regulation II could result in lower debit card interchange fees issued on four-party networks. For further discussion of Regulation II and related risks for our business, see “Item 1A. Risk Factors” under the heading “Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the fees (including the interchange component) charged by credit and debit card networks and acquirers to facilitate card transactions.”
Payment Card Networks
The Global Payment Network operations are regulated by certain federal and state laws, including banking, payment services, privacy, data protection and data security laws, and are also subject to examination by the Federal Banking Agencies. For example, Regulation II includes a number of requirements for debit cards issued on networks that are not three-party networks, such as certain requirements related to routing and network exclusivity, which apply to certain activities of the Global Payment Networks when third-party issuers issue debit cards on the Global Payment Networks.

In addition, because the Global Payment Network operates internationally, certain subsidiaries through which it operates are subject to government regulation and examination, directly or indirectly, in some countries in which we have operations, or where cards that are accepted on our networks are issued or accepted.
Privacy, Data Protection and Data Security
We are, or may become, subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and other processing of personal information. For example, at the federal level, we

16	Capital One Financial Corporation (COF)

are currently subject to the Gramm-Leach-Bliley Act (“GLBA”) and the FCRA, among other laws and regulations, and expect additional privacy, data protection and data security requirements, including cyber incident reporting requirements, to apply to us as a result of future laws or regulations. This includes, for instance, the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”), which, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). Moreover, legislative updates have been proposed, and will likely in the future be proposed, in the U.S. Congress for more comprehensive privacy, data protection and data security legislation, to which we may be subject if passed. At the state level, California has enacted the California Consumer Privacy Act (“CCPA”) and continues to issue regulations thereunder, and various other states also have enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations, with which we may be required to comply. Additionally, the Federal Banking Agencies, as well as the SEC and related self‐regulatory organizations, have issued guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

The Company also is, or may become, subject to continuously evolving and developing laws and regulations in other jurisdictions regarding privacy, data protection and data security. For example, in Canada we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”) as well as the provincial privacy laws, and may become subject to additional privacy, data protection and data security laws and regulations in Canada, including those which may differ from PIPEDA and the provincial privacy laws, if passed. In addition, subject to limited exceptions, the European Union (“EU”) General Data Protection Regulation (“EU GDPR”) applies EU data protection laws to certain companies processing personal data of individuals in the European Economic Area, regardless of the company’s location. We also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the EU GDPR as implemented into U.K law. These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance.

For further discussion of privacy, data protection and data security, and related risks for our business, see “Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure,” “A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions” and “Our required compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties, may increase our costs, reduce our revenue, increase our legal exposure and limit our ability to pursue business opportunities.”

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

The Anti-Money Laundering Act of 2020 (“AML Act”), enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to issue a number of rules that will update and expand the BSA’s regulatory requirements. For example, the AML Act requires FinCEN to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, which the agency did in June 2021, and to conduct studies and issue regulations that may alter some of the due diligence, record-keeping and reporting requirements that the BSA and

17	Capital One Financial Corporation (COF)

Patriot Act impose on banks. FinCEN has yet to issue most of the implementing regulations required by the AML Act. The AML Act also promotes increased information-sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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
Climate-related Developments
Climate change and the risks it may pose to financial institutions are areas of focus by various legislative bodies and regulators. In the future, new laws, regulations or guidance may be issued, or other regulatory or supervisory actions may be taken in this area by regulatory agencies. For more information, please see “Item 1A. Risk Factors” under the heading “Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers and result in increased costs.”

18	Capital One Financial Corporation (COF)

HUMAN CAPITAL RESOURCES
Our human capital practices are designed to develop a collaborative work environment while rewarding employees based on the merit of their work. We prioritize employee recruitment, development, recognition and retention. As of December 31, 2025, Capital One had approximately 76,300 employees worldwide, whom we refer to as “associates.” The following disclosures provide information on our human capital resources, including certain human capital objectives and measures that we focus on in managing our business.
Governance of Human Capital
Our Board of Directors oversees our human capital management, including strategies, policies and practices, and is assisted by our Board’s Compensation Committee and Governance and Nominating Committee. Our Executive Committee, a committee of senior management which includes our Chief Human Resources Officer, advises, assists and makes recommendations to our Chief Executive Officer (“CEO”) and Board of Directors on human capital matters such as human resource practices and programs, including general employee benefits and compensation programs.
Hiring, Developing and Retaining
We employ a comprehensive people strategy that includes significant investments in recruiting and associate development in order to attract and retain top talent from all backgrounds. We recruit through a variety of channels, including professional partnerships, job fairs, online platforms and on-campus recruiting, among others. Investment in associate training and professional development is important to maintaining our talent competitiveness. Our internal enterprise learning and development team blends multiple approaches to learning to support associate development across lines of business, levels and roles, including online and live classroom training. In addition to formal programming provided by learning professionals, including regulatory compliance, role-specific topics and others, our peer-to-peer learning strategy allows associates to be both learners and teachers, further enhancing a culture of learning. We also focus on cultivating talent with leadership development courses, cohort-based programs, network building and coaching, open to all associates.
On a quarterly basis, we review our ability to attract and retain talent. Each line of business and staff group reviews hiring, tenure and attrition metrics as part of this assessment, and they implement risk mitigation plans when needed.
Compensation and Wellness
We appreciate the importance of a competitive total compensation package to attract and retain great talent. Our benefits, including competitive parental leave, on-site health centers, company contributions to associates’ 401(k) plans, educational assistance and other health, wellness and financial benefits are designed to support our associates’ wellbeing inside and outside of the workplace. Furthermore, pay equity is an important element of our pay philosophy. We evaluate base pay and incentive pay for all of our associates globally, at least annually. We review groups of associates in similar roles, adjusting for factors that appropriately explain differences in pay such as job location and experience.
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

TECHNOLOGY AND INTELLECTUAL PROPERTY
Technology/Systems
We leverage information and technology to achieve our business objectives and to develop and deliver products and services. A key part of our strategic focus is the development and use of efficient, flexible computer and operational systems, such as cloud or artificial intelligence (“AI”) technologies. We believe that the continued adoption, development and integration of these technologies is an important part of our efforts to reduce costs, improve quality and security and provide faster, more flexible technology services. Consequently, we frequently consider our capabilities and develop or acquire systems, processes and competencies to meet our business requirements or objectives.

19	Capital One Financial Corporation (COF)

As part of our frequent consideration of our technologies, we may either develop such capabilities internally, or rely on third-party service providers who have the ability to deliver technology that is of higher quality, lower cost, or both. We continue to rely on third-party service providers to help us deliver systems and operational infrastructure. These relationships include, but are not limited to: Amazon Web Services, Inc. (“AWS”) for our cloud infrastructure, Total System Services LLC (“TSYS”) for consumer and commercial credit card processing services for our North American and U.K. portfolios and Fidelity Information Services (“FIS”) for certain of our banking systems. Certain of the acquired Discover businesses, including the Global Payment Network, are processed through a combination of data centers and the use of third-party vendors.
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

20	Capital One Financial Corporation (COF)

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

•changes and instability in the macroeconomic environment, resulting from factors that include, but are not limited to monetary, fiscal and trade policy actions such as tariffs, geopolitical conflicts or instability, such as the war in Ukraine, the ongoing conflict in the Middle East and the political instability in Venezuela, labor shortages, government shutdowns, inflation and deflation, potential recessions, technology-driven disruption of certain industries, adverse developments impacting the U.S. or global banking industry, immigration policies, lower demand for credit, changes in deposit practices and payment patterns;

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

•a downgrade in our credit ratings;

•our ability to develop, operate and adapt our operational, technology and organizational infrastructure suitable for the nature of our business;

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

•the use, reliability and accuracy of the models, AI, and data on which we rely;

•our ability to manage risks of internal and external fraud;

•compliance with new and existing domestic and foreign laws, regulations and regulatory expectations, which may change over time including as a result of the political and policy goals of elected and appointed officials;

•compliance with applicable laws and regulations related to privacy, data protection and data security, in addition to compliance with our own privacy policies and contractual obligations to third parties;

•developments, changes or actions relating to any litigation, governmental investigation or regulatory enforcement action or matter involving us;

•our response to competitive pressures;

•the amount and rate of deposit growth and changes in deposit costs;

•our ability to execute on our strategic initiatives and operational plans;

•change in market preference towards other operators of payment networks and alternative payment providers;

•our ability to create and maintain a strong base of network licensees and achieving meaningful global card acceptance;

21	Capital One Financial Corporation (COF)

•legislation, regulation and merchants’ efforts to reduce the fees (including the interchange component) charged by credit and debit card networks and acquirers to facilitate card transactions;

•the number of large merchants that accept cards on our recently acquired Discover Network or PULSE Network;

•defaults or risks from bankruptcies, liquidations, restructurings, consolidations and outages by our network participants;

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

•our ability to protect our intellectual property rights;

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
Item 1A. Risk Factors
The following discussion sets forth what management currently believes could be the material risks and uncertainties that could impact our businesses, results of operations and financial condition. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic and political climate may amplify many of these risks.
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
•We may not be able to successfully integrate our businesses associated with the Transaction, or such integration may be more difficult, time-consuming or costly than expected.
•We will continue to incur substantial expenses related to the integration of Discover, and the expenses may be greater than anticipated due to factors, some or all of which may be outside our control.

22	Capital One Financial Corporation (COF)

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
•Changes and instability in the macroeconomic environment could disrupt capital markets, reduce consumer and business activity and weaken the labor market, all of which could impact borrowers’ ability to service their debt obligations and adversely impact our financial results.
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
•Risks of external fraud exceeding our expectations due to larger, more sophisticated, or more frequent fraud attacks, failure to detect and respond to such attacks and/or the reduced capability to recover losses from those incidents. This could result in increased fraud loss, operational cost, customer dissatisfaction, reputational damage and/or constrained revenue growth for us.
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
•A change in market preference towards other operators of payment networks and alternative payment providers could result in reduced transaction volume, limited merchant acceptance of our cards and limited issuance of cards on our networks by third parties, and in turn may impact our revenue margins.

23	Capital One Financial Corporation (COF)

•If we are unsuccessful in creating and maintaining a strong base of network licensees and achieving meaningful global card acceptance, we may be unable to achieve long-term success in our recently acquired international network business.
•Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the fees (including the interchange component) charged by credit and debit card networks and acquirers to facilitate card transactions.
•A reduction in the number of large merchants that accept cards on our recently acquired Discover Network or PULSE Network or in the rates they pay could materially adversely affect our business, financial condition, results of operations and cash flows.
•Defaults or risks from bankruptcies, liquidations, restructurings, consolidations and outages by our network participants may adversely affect our business, financial condition, cash flows and results of operations.
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
Risks Relating to the Transaction and Integration of Discover
We may not be able to successfully integrate our businesses associated with the Transaction, or such integration may be more difficult, time-consuming or costly than expected.
The successful integration of two independent businesses is complex, difficult, time-consuming and costly. The success of the Transaction depends, in part, on our ability to successfully integrate Discover’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or materially decrease revenues due to loss of customers. Additionally, the success of the Transaction depends on our ability to successfully integrate Discover into our Risk Management Framework (the “Framework”), compliance systems and corporate culture, which we believe requires extensive investment, including to enhance the risk management function at Discover consistent with our risk management standards and those of regulators, as well as to address remediation obligations under existing and possible future regulatory orders. The difficulties of combining the operations of our businesses include, among others:
•difficulties integrating operations, systems and networks, including related technology, operations and compliance programs;
•difficulties managing our expanded operations, including challenges related to management and monitoring of new operations and associated increased costs and complexity;

24	Capital One Financial Corporation (COF)

•difficulties managing our expanded international business footprint, including risks adapting to new markets, legal and regulatory regimes, languages, businesses and cultural practices;
•challenges in conforming standards, controls, procedures and accounting and other policies, such as the integration of Discover into our Framework and corporate culture;
•risks arising from increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Transaction, including those related to the integration process or the size, scope and complexity of our expanded business operations;
•difficulties in retaining existing personnel or hiring and integrating new personnel;
•difficulties retaining existing customers or maintaining existing customer relationships;
•diversion of management’s attention to integration matters;
•potential failures, outages, interruptions, compromises and other disruptions resulting from the integration of certain systems, networks and infrastructures, such as our third-party cloud infrastructure platforms or mainframes;
•changes in laws or regulations or in the interpretation of existing laws or regulations;
•risks arising from known or potential unknown contingencies and liabilities of Discover assumed in connection with the consummation of the Transaction; and
•risks related to the outcome of any legal, regulatory, political or community group proceedings or inquiries that may be currently pending or later instituted against us in connection with the Transaction.
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
We have incurred and expect to incur a number of significant non-recurring costs associated with the integration of Discover. There are a large number of processes, policies, procedures, operations, technologies and systems that have been and will continue to be integrated, including purchasing, accounting and finance, payroll, cybersecurity, compliance, treasury management, customer management operations, vendor management, risk management, lines of business, pricing and benefits.
While we have assumed that a certain level of costs will be incurred, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. Moreover, there are many factors beyond our control that could affect the total amount or the timing of integration expenses. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These expenses may result in us recording increased expenses as a result of the integration of Discover, and the amount and timing of such charges are uncertain at the present and could exceed initial estimates.
We may fail to realize all of the anticipated benefits of the Transaction, or those benefits may take longer to realize than expected due to factors that may be outside our control.
We may fail to realize the anticipated benefits of the Transaction, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside our control. Our ability to continue to grow our business depends upon our ability to successfully hire, train, supervise, retain and manage new employees, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to achieve

25	Capital One Financial Corporation (COF)

further growth at all. Additionally, we face risks that any business, technology, service or product we integrate from Discover may significantly under-perform relative to our expectations, and that we may not achieve the benefits we expect, which could, among other things, result in a write-down of goodwill and other intangible assets associated with the Transaction.
Other factors include, but are not limited to, changes in laws or regulations or the implementation or interpretation of laws or regulations due to, among other things, changes in government or general economic, marketplace, technological, political, legislative or regulatory conditions. For example, debit card transactions on three-party networks could become subject to the Federal Reserve’s Regulation II (Debit Card Interchange Fees and Routing) requirements, and other changes in laws or regulations or in the interpretation of existing laws or regulations could impose additional limitations on the fees issuers or networks can charge on debit or credit card transactions or require merchants to be provided an alternative network for transaction routing, any of which may have an adverse effect on our business. Other factors that also may impact our ability to achieve the anticipated benefits of the Transaction include the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us, including those related to the Card Product Misclassification.
As a result of the Transaction, we have become the legal successor to Discover and, as a result, have assumed the risks relating to actions that were or may be later instituted against Discover or us relating to Discover’s previous actions, as well as ongoing expenses in defending and resolving these actions, and are subject to reputational and other risks associated with Discover’s previous actions.
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
General Economic and Market Risks
Changes and instability in the macroeconomic environment could disrupt capital markets, reduce consumer and business activity and weaken the labor market, all of which could impact borrowers’ ability to service their debt obligations and adversely impact our financial results.
Changes or instability in the macroeconomic environment may impact payment patterns, consumer spending and credit losses. Because we offer a broad array of financial products and services to consumers, small businesses and commercial clients, our financial results are impacted by the level of consumer and business activity and the demand for our products and services. A prolonged period of economic weakness, volatility, slow growth or a significant deterioration in economic conditions, in the countries in which we operate, could have a material adverse effect on our financial condition and results of operations as customers or commercial clients default on their loans, maintain lower deposit levels or, in the case of credit card accounts, carry lower balances and reduce credit card purchase activity.
Some of the factors that could disrupt capital markets, reduce consumer and business activity and weaken the labor market include the following:
•Monetary policy actions, such as changes to interest rates, taken by the Federal Reserve and other central banks, such as the central banks in the U.K. and Canada, and a growing fiscal deficit and increase in the U.S. debt-to-gross domestic product ratio;
•Fiscal policy actions, such as changes to applicable tax codes and programs supported by government funding (e.g., Medicaid, Medicare, Social Security);

26	Capital One Financial Corporation (COF)

•Geopolitical conflicts or instabilities, such as the war in Ukraine, the ongoing conflict in the Middle East and the political instability in Venezuela and increased geopolitical tensions between the U.S. and China;
•Trade wars, trade barriers, tariffs, economic sanctions, labor shortages and disruptions of global supply chains, including their impacts on the auto industry;
•The effects of stalemates in the U.S. government, including government shutdowns whether recurring, prolonged or otherwise, developments related to the U.S. federal debt ceiling, default by the U.S. government on its debt obligations, or related credit-rating downgrades;
•Inflation and deflation, including the effects of related governmental responses;
•Concerns over a potential recession, which may lead to adjustments in spending patterns;
•Technology-driven disruption of certain industries, such as those due to advances in AI, robotics and cryptocurrency;
•Adverse developments impacting the U.S. or global banking industry, including bank failures, the failure of non-bank financial institutions and liquidity concerns and fluctuations or other significant changes in both debt and equity capital markets and currencies;
•Changes in immigration policies and their impact to the labor market;
•Lower demand for credit such as loans and shifts in consumer behavior, including shifts away from using credit cards or deposits, other changes in deposit practices and changes in payment patterns; and
•Changes in usage of commercial real estate, which may have a sustained negative impact on utilization rates and values.
Decreases in overall business activity and changes in customer behavior (such as the increased use of debt settlement companies) may lead to increases in our charge-off rate caused by bankruptcies and may reduce our ability to recover debt that we have previously charged off. Such changes may also decrease the reliability of our internal processes and models, including those we use to estimate our allowance for credit losses, particularly if unexpected variations in key inputs and assumptions cause actual losses to diverge from the projections of our models and our estimates become increasingly subject to management’s judgment. See “We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.”
Additionally, we have and may in the future implement measures to tighten credit access in response to certain consumer and economic indicators that have or may in the future impact our financial performance, such as purchase volume and new accounts.
Fluctuations in interest rates could adversely affect our business, results of operations and financial condition.
Like other financial institutions, our business is sensitive to interest rate movements. The timing, pace and direction of additional interest rate changes remains uncertain, and will largely depend on trends in inflation, employment and other macroeconomic factors that are outside of our control. Changes in interest rates could adversely affect the results of our operations and financial condition. For example, rapid changes in interest rates make it difficult for us to balance our loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, or having other adverse impacts on our business. Higher interest rates may increase our borrowing costs, require us to increase the interest we pay on funds deposited with us and reduce the market value of our securities holdings. If interest rates increase or if higher interest rates persist for an extended period of time, our expenses may increase further. While higher interest rates generally enhance our ability to grow our net interest income, there are potential risks associated with operating in a higher interest rate environment. For example, some customers have been and may continue to be less willing or able overall to borrow at higher interest rates. Higher interest rates also have hindered and may continue to hinder the ability of some borrowers to support required loan payments. On the other hand, if the rate of economic growth decreased sharply, causing the Federal Reserve to lower interest rates, our net income could be adversely affected as our variable-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities.
Additionally, interest rate fluctuations and competitor responses to those changes may have a material adverse effect on our financial condition and results of operations, as customers or commercial clients default on their loans, maintain lower deposit

27	Capital One Financial Corporation (COF)

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
We assess our interest rate risk by estimating the effect on our net interest income and earnings, economic value and capital under various interest rate scenarios of different direction and magnitude. We take risk mitigation actions based on those assessments. For example, the Company employs various hedging strategies to mitigate the interest rate, foreign exchange and market risks inherent in many of our assets and liabilities. The Company’s hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates and other market factors, the Company may experience volatility in our earnings that could adversely affect our profitability and financial condition. We face the risk that changes in interest rates could materially reduce our net interest income and our earnings, especially if actual conditions turn out to be materially different than those we assumed.
Changes in valuations in the debt and equity markets could have a negative impact on the assets we hold in our investment portfolio. Such market changes could also have a negative impact on the valuation of assets for which we provide servicing. See “Part II—Item 7. MD&A—Market Risk Profile” and “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations” for additional information.
We may not be able to maintain adequate sources of funding and liquidity to operate our business.
We may not be able to maintain adequate sources of funding and liquidity to fund our operations, grow our business, pay our outstanding liabilities and meet regulatory expectations. Our ability to borrow from other financial institutions or to engage in funding transactions on favorable terms or at all could be adversely affected by factors outside of our control, including disruptions, uncertainty or volatility in the capital markets, as well as changes in consumer behavior that could affect the stability or availability of our retail deposit funding. Additionally, increased charge-offs, interest rate volatility, increased refinancing activity and other events may cause our securitization transactions to amortize earlier than scheduled or reduce the value of the securities that we hold for liquidity purposes, which could accelerate our need for additional funding from other sources. We could also experience impairments of other financial assets and other negative impacts on our financial position, including possible constraints on liquidity and capital, as well as higher costs of capital.
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
Our ability to fund our business and our liquidity position also depend on our ability to attract or maintain deposits. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets, including with some financial institutions with tokenized deposit programs. We cannot predict how this competition will affect our costs. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted. Although we have historically been able to meet the liquidity needs of customers as necessary, the ability to do so is not assured, especially if a large number of our depositors seek to withdraw their accounts or if our customers seek significant draws on their credit lines, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations and financial condition.
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

28	Capital One Financial Corporation (COF)

likely to default on their payment obligations, whether by closing credit lines or restricting authorizations. Our ability to manage credit risk also is affected by legal or regulatory changes (such as restrictions on collections, bankruptcy laws, minimum payment regulations and re-age guidance), competitors’ actions and consumer behavior, and depends on the effectiveness of our collections staff, techniques and models. Additionally, there can be no assurance that we can effectively integrate Discover’s business into our credit models in a manner that will be effective at predicting credit outcomes.
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
•Counterparty Credit Risk: In addition to consumer credit risk, we are exposed to counterparty credit risk arising from business-facing activities, including our operation of the Global Payment Network and related arrangements. These activities include purchasing for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. If one or more of these counterparties fail to perform on their obligations to us, for example, by failing to meet settlement, reimbursement or guarantee obligations, or by experiencing financial or operational distress, we could experience losses, delayed or disrupted settlement of transactions, increased funding and liquidity needs, higher credit losses or other adverse effects on our business, financial condition and results of operations.
•Increasing Charge-off Recognition/Allowance for Credit Losses: We account for the allowance for credit losses according to accounting and regulatory guidelines and rules, including Financial Accounting Standards Board (“FASB”) standards and the Federal Financial Institutions Examination Council (“FFIEC”) Account Management Guidance. We measure our allowance for credit losses under the current expected credit losses (“CECL”) standard, which is based on management’s best estimate of expected lifetime credit losses. The impact of measuring our allowance for credit losses on our results will depend on the characteristics of our financial instruments, economic conditions, and our economic and loss forecasts.

29	Capital One Financial Corporation (COF)

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
•Geographic and Industry Concentration: Although our consumer lending is geographically diversified, approximately 36% of our commercial real estate loan portfolio is concentrated in the Northeast region. The regional economic conditions in the Northeast affect the demand for our commercial products and services as well as the ability of our customers to repay their commercial real estate loans and the value of the collateral securing these loans. An economic downturn, prolonged period of slow economic growth, catastrophic event or natural disaster that disproportionately affects the Northeast region could have a material adverse effect on the performance of our commercial real estate loan portfolio and our results of operations. In addition, our Commercial Banking strategy includes an industry-specific focus. If any of the industries that we focus on experience changes, we may experience increased credit losses and our results of operations could be adversely impacted.
Capital and Liquidity Risk
We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders.
Financial institutions are subject to extensive and complex capital and liquidity requirements, which are subject to change. These requirements affect our ability to lend, grow deposit balances, make acquisitions and distribute capital. Failure to maintain adequate capital or liquidity levels, whether due to adverse developments in our business or the economy or to changes in the applicable requirements, could subject us to a variety of restrictions and/or remedial actions imposed by our regulators. These include limitations on the ability to pay dividends or repurchase shares and the issuance of a capital directive to increase capital. Such limitations or capital directive could have a material adverse effect on our business and results of operations. For example, changes to applicable capital, liquidity or other regulations, such as the Basel III Finalization Proposal, could result in increased regulatory capital requirements, operating expenses or cost of funding, which could negatively affect our financial results or our ability to distribute capital.
We consider various factors in the management of capital, including the impact of both internal and supervisory stress scenarios on our capital levels as determined by our internal modeling and the Federal Reserve’s estimation of losses in supervisory stress scenarios that are used to annually set our stress capital buffer requirement. Although the Federal Reserve has issued the Stress Testing Transparency Proposal, there can be significant differences between our modeling and the Federal Reserve’s projections for a given supervisory stress scenario and between the capital needs suggested by our internal stress scenarios and the supervisory stress scenarios. Therefore, although our estimated capital levels under stress disclosed as part of the stress testing processes may suggest that we have a particular capacity to return capital to stockholders and remain well capitalized under stress, the Federal Reserve’s modeling, our internal modeling of another scenario or other factors related to our capital management process may reflect a lower capacity to return capital to stockholders than that indicated by the projections released in the stress testing processes. This, in turn, could lead to restrictions on our ability to pay dividends and engage in repurchases of our common stock. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
We also consider various factors in the management of liquidity, including maintaining sufficient liquid assets to meet the requirements of several internal and regulatory stress tests. Regulatory liquidity stress testing, regulatory liquidity requirements

30	Capital One Financial Corporation (COF)

and internal stress tests may, therefore, require us to take actions to increase our liquid assets or alter our activities or funding sources, which could negatively affect our financial results or our ability to return capital to our stockholders. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Additionally, growth in our total consolidated assets (including as a result of our acquisition of Discover) or cross-jurisdictional activity could affect the Company’s continued classification as a Category III institution. If the Company were to have $700 billion or more in total consolidated assets or $75 billion or more in cross-jurisdictional activity, each as measured based on the average for the four most recent calendar quarters, the Company and the Bank would become subject to more stringent capital and liquidity regulations as a Category II institution and Category II bank, respectively. For example, if the Company were to become a Category II institution, each of the Company and Bank would become subject to the full LCR requirement, which would multiply its total net cash flows by an outflow adjustment percentage of 100% (rather than 85%), and the full NSFR requirement, which would require it to maintain an available stable funding in an amount at least equal to 100% (rather than 85%) of its required stable funding, as well as required daily (rather than monthly) liquidity reporting. In addition, unlike Category III institutions, Category II institutions are not permitted to exclude AOCI from regulatory capital calculations and are subject to a more stringent capital deductions framework as well as the advanced approaches framework under the current Basel III Capital Rules. Although the Company is currently a Category III institution, we cannot predict with certainty whether or when future growth will result in its exceeding the applicable thresholds for classification as a Category II institution.
Limitations on our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends and repurchase our common stock.
We are a separate and distinct legal entity from our subsidiaries, including, without limitation, the Bank and our broker-dealer subsidiaries. Dividends to us from these direct and indirect subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, repurchase our common stock, make payments on corporate debt securities and meet other obligations. These capital distributions may be limited by law, regulation or supervisory policy. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital and capital buffer requirements, federal banking law requirements concerning the payment of dividends out of net profits or surplus, and Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Our broker-dealer subsidiaries are also subject to laws and regulations, including net capital requirements, that may limit their ability to pay dividends or make other distributions to us. If our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our liquidity may be affected and we may not be able to make dividend payments to our common or preferred stockholders, repurchase our common stock, make payments on outstanding corporate debt securities or meet other obligations, each and any of which could have a material adverse impact on our results of operations, our financial position or the perception of our financial health. The frequency and size of any future dividends to our stockholders and our stock repurchases will depend upon any applicable regulatory requirements and our results of operations, financial condition, capital levels, cash requirements, future prospects, regulatory review and other factors as further described in “Part I—Item 1. Business—Supervision and Regulation.”
A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.
Our credit ratings are based on a number of factors, including financial strength, as well as factors not within our control, such as conditions affecting the financial services industry generally, the macroeconomic environment and changes made by rating agencies to their methodologies or ratings criteria. There can be no assurance we will be able to maintain our current ratings and outlooks. Our ratings could be downgraded at any time and without any notice by any of the rating agencies, which could, among other things, adversely affect our ability to borrow funds, increase our funding cost, increase our cost of capital, limit the number of investors or counterparties willing to do business with or lend to us, adversely limit our ability to access the capital markets and result in additional collateral requirements under certain of our existing agreements, all of which could have a negative impact on our results of operations.

31	Capital One Financial Corporation (COF)

Operational Risk
We face risks related to our operational, technological and organizational infrastructure.
Our ability to retain and attract customers depends on our ability to develop, operate and adapt our technology and organizational infrastructure in a rapidly changing environment. In addition, we must accurately process, record and monitor an increasingly large number of complex transactions. Digital technology, cloud-based services, data and software development are deeply embedded into our business model and how we work.
Similar to other large corporations in our industry, we are exposed to operational risk that can manifest itself in many ways, such as errors in execution, inadequate processes, inaccurate models, faulty or disabled technological infrastructure, malicious disruption and fraud by employees or persons outside of our company, whether through attacks on Capital One directly, or on our third-party service providers or customers. In addition, the increased use of near real-time money movement solutions and the use of AI, as well as other emerging technologies, increases the complexity of preventing, detecting and recovering fraudulent transactions. We are also heavily dependent on the security, capability, integrity and continuous availability of the technology systems and networks that we use to manage our internal financial and other systems, monitor risk and compliance with regulatory requirements, provide services to our customers, develop and offer new products and communicate with stakeholders. In addition, our employees, service providers, partners and other third parties with whom we interact may expose us to certain risks as a result of human error or misconduct. For example, errors in processing wire transfers may result in the inadvertent release of funds in incorrect amounts or to incorrect recipients, and we may be unable to recover such funds. In addition, in connection with the integration of Discover, we may experience increased risks associated with processing a large volume of transactions in multiple currencies and in jurisdictions where we have not historically operated.
We also face the risk of adverse customer impacts and business disruption arising from the execution of strategic initiatives and operational plans we may pursue across our operations. For example, when we launch a new product, service or platform for the delivery or distribution of products or services, acquire or invest in a business or make changes to an existing product, service or delivery platform, there is the risk of execution issues related to changes to technology, operations or processes. These issues could be driven by insufficient mitigation of operational risks associated with the change implementation, inadequate training, failure to account for new or changed requirements, or failure to identify or address impacted downstream processes. Furthermore, ineffective change management oversight and governance over the execution of our key projects and initiatives could expose us to operational, strategic and reputational risk and could negatively impact customers or our financial performance. In addition, we may experience increased costs, compliance issues, and/or disruptions due to our hybrid work model, which could also affect our ability to operate effectively.
If we do not maintain the necessary operational, technological and organizational infrastructure to operate our business, including to maintain the resiliency and security of that infrastructure, our business and reputation could be materially adversely affected. We also are subject to disruptions to our systems or networks arising from events that are wholly or partially beyond our control, which may include computer viruses; computer, telecommunications, network, utility, electronic or physical infrastructure outages; bugs, errors, insider threats, design flaws in systems, networks or platforms; availability and quality of vulnerability patches from key vendors, cyber-attacks and other security incidents, natural disasters, other damage to property or physical assets, or events arising from local or larger scale politics, including civil unrest, terrorist acts and military conflict. Any failure to maintain our infrastructure or prevent disruption of our systems, networks and applications could diminish our ability to operate our businesses, service customer accounts and protect customers’ information, or pay our debts in a timely manner (which could limit our access to future funding), or result in potential liability to customers and business partners, reputational damage, regulatory intervention and customers’ loss of confidence in our businesses, any of which could result in a material adverse effect.
We also rely on the business infrastructure and systems of third-party service providers (and their supply chains) with which we do business and/or to whom we outsource the operation, maintenance and development of our information technology and communications systems. Other than the ongoing integration of Discover, we have substantially migrated primarily all aspects of our core information technology infrastructure and systems and customer-facing applications to third-party cloud infrastructure platforms, principally AWS. If we fail to architect, administer or oversee these environments in a well-managed, secure and effective manner, or if such platforms become unavailable, are disrupted, fail to scale, do not operate as designed or do not meet their service level agreements for any reason, we may experience unplanned service disruption or unforeseen costs which could result in material harm to our business and operations. We must successfully develop and maintain information, financial reporting, disclosure, privacy, data protection, data security and other controls adapted to our reliance on outside platforms and providers. Weakness in our third-party service providers’ processes or controls could impact our ability to deliver

32	Capital One Financial Corporation (COF)

products or services to our customers and expose us to compliance and operational risks. In addition, AWS or other service providers (including, without limitation, those who also rely on AWS) have experienced and may continue to experience system or telecommunication breakdowns or failures, outages, degradation in service, downtime, failure to scale, software bugs, design flaws, cyber-attacks and other security incidents, insider threats, adverse changes to financial condition, bankruptcy or other adverse conditions (including conditions which interfere with our access to and use of AWS) that are outside of our control, any of which could have a material adverse effect on our business and reputation. For example, in January 2025, we experienced a multi-day system outage due to a technical issue experienced by FIS, a third-party service provider, which temporarily impacted certain services for some of our customers. Although we were able to reconnect our systems following restoration of the vendor’s capabilities, there can be no assurance that we will not experience additional system outages in the future as a result of technical issues experienced by our third-party vendors. Any such service outage, particularly where the vendor is the single source from which we obtain such services, could significantly disrupt our business or negatively impact the relationship we have with customers that rely on such services. We also face a risk that our third-party service providers might be unable or unwilling to continue to provide services to meet our current or future needs in an efficient, cost-effective or favorable manner or may terminate or seek to terminate their contractual relationship with us. Any transition to alternative third-party service providers or internal solutions may be difficult to implement, may cause us to incur significant time and expense and may disrupt or degrade our ability to deliver our products and services. Thus, the substantial amount of our infrastructure that we outsource to AWS or to other third-party service providers may increase our risk exposure.
Any disruptions, failures or inaccuracies of our operational processes, technology systems, networks and models, including those associated with improvements or modifications to such technology systems, networks and models, or failure to identify or effectively respond to operational risks in a timely manner and continue to deliver our services through an operational disruption, could cause us to be unable to market, deliver and manage our products and services, manage our risk, meet our regulatory obligations, report our financial results in a timely and accurate manner, or pay our debts in a timely manner (which could limit our access to future funding), all of which could have a negative impact on our results of operations. In addition, our ongoing investments in technology may increase our expenses. As our business develops, changes or expands, additional expenses can arise as a result of a reevaluation of business strategies or risks, management of outsourced services, asset purchases or other acquisitions, structural reorganization, compliance with new laws or regulations, the integration of newly acquired businesses or the prevention or occurrence of cyber-attacks and other security incidents. If we are unable to successfully manage our expenses, our financial results will be negatively affected. Changes to our business, including those resulting from our strategic imperatives, also require robust governance to ensure that our objectives are executed as intended without adversely impacting our customers, associates, operations or financial performance. Further, any of the foregoing risks could be heightened and we could experience failures, outages and other disruptions as a result of the integration of Discover, including the migration of and other changes to Discover’s data, systems, networks and infrastructure to our infrastructure platforms.
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
Our ability to provide our products and services and communicate with our customers and network participants depends upon the management and safeguarding of information systems and infrastructure, networks, software, data, technology, methodologies and business secrets, including those of our service providers. Our products and services involve the collection, authentication, management, usage, storage, transmission and destruction of sensitive and confidential information, including personal information, regarding our customers and their accounts, our employees, our partners and other third parties with which we do business. We also have arrangements in place with third-party business partners through which we share and receive information about their customers who are or may become our customers. The financial services industry, including Capital One, is particularly at risk because of the increased use of and reliance on digital banking products and other digital services, including mobile banking products, such as mobile payments, and other internet- and cloud-based products and applications, and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure. In addition, global events and geopolitical instability may lead to increased nation-state targeting us and other financial institutions in the U.S. and abroad, particularly given our expanded global footprint.
Technologies, systems, networks and other devices of Capital One, as well as those of our employees, service providers, insiders, customers, partners, network participants, including merchants, and other third parties with whom we interact, have been and may continue to be the subject of cyber-attacks and other security incidents, including computer viruses, hacking,

33	Capital One Financial Corporation (COF)

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
These threats may derive from, among other things, error, fraud or malice on the part of our employees, service providers, insiders, customers, partners, network participants, including merchants, or other third parties with whom we interact or may result from accidental technological failure or design flaws. Any of these parties may attempt to fraudulently induce employees, service providers, insiders, customers, partners, network participants, including merchants, or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, network participants, including merchants, or other third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For instance, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes. Additionally, the failure of our employees, service providers, insiders, customers, partners, network participants, including merchants, or other third parties with whom we interact, or their respective supply chains, to exercise sound judgment and vigilance when targeted with social engineering or other cyber-attacks may increase our vulnerability.
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
In addition, our customers access our products and services using personal devices that are necessarily external to our security control systems. There has also been a significant proliferation of consumer information available on the internet resulting from breaches of third-party entities, including personal information, log-in credentials and authentication data. These third-party breach events could create a threat for our customers if their Capital One log-in credentials are the same as or similar to the credentials that have been compromised on other internet sites. This threat could include the risk of unauthorized account access, data loss and fraud. The use of AI, “bots” or other automation software can increase the velocity and efficacy of these types of attacks and such use by companies has resulted in, and may continue to result in, cyber-attacks and other security incidents that implicate the sensitive and confidential information, including personal information, of AI users. As our employees and contractors are operating under our hybrid work model, our remote interaction with employees, service providers, partners and other third parties on systems, networks and environments over which we have less control (such as through employees’ personal devices) increases our cybersecurity risk exposure. We will likely face an increasing number of attempted cyber-attacks as we expand our mobile and other internet-based products and services, expand our usage of mobile, cloud and other internet-based technologies, increase international merchant acceptance of credit cards issued on the Discover Network, acquire new business operations or outsource certain business operations and otherwise attempt to keep pace with rapid technological changes in the financial services industry.
The methods and techniques employed by malicious actors continue to develop and evolve rapidly, including from emerging technologies, such as AI and quantum computing, are increasingly sophisticated and often are not fully recognized or understood until after they have occurred, and some techniques could occur and enable persistent access for an extended period of time before being detected and remediated, if at all. We and our service providers and other third parties with which we interact may be unable to anticipate or identify certain attack methods or techniques in order to implement effective

34	Capital One Financial Corporation (COF)

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
An actual, suspected, threatened or alleged disruption or breach, including as a result of a cyber-attack, or media (including social media) reports of alleged or perceived security vulnerabilities or incidents at Capital One or at our service providers, could result in significant legal and financial exposure, regulatory intervention, litigation, enforcement actions, remediation costs, card reissuance, inability to timely pay our debts (and consequently limit our access to future funding), operational disruptions, supervisory liability, damage to our reputation or loss of confidence in the security of our systems, products and services that could adversely affect our business. Moreover, we are subject to varied cybersecurity laws and regulations and incident reporting requirements, and may in the future be subject to new cybersecurity laws and regulations and incident reporting requirements, which could require us to publicly disclose certain information about certain cybersecurity incidents before they have been resolved or fully investigated, and any delays in receiving timely information from impacted service providers and business partners can affect our ability to fully meet applicable disclosure requirements for a given incident. There can be no assurance that unauthorized access or cyber incidents will not occur or that we will not suffer material losses in the future. If future attacks are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our service providers or other third parties with which we interact could harm our business even if we do not control the service that is attacked.
Further, our ability to monitor our service providers’ and other business partners’ cybersecurity practices is inherently limited. Although the agreements that we have in place with our service providers and other business partners generally include requirements relating to privacy, data protection and data security, we cannot guarantee that such agreements will prevent a cyber incident impacting our systems or information or enable us to obtain adequate or any reimbursement from our service providers or other business partners in the event we should suffer any such incidents. However, due to applicable laws and regulations or contractual obligations, we may be held responsible for cyber incidents attributed to our service providers and other business partners as they relate to the information we share with them.
In addition, we continue to incur increased costs with respect to preventing, detecting, investigating, mitigating, remediating and recovering from cybersecurity risks, as well as any related attempted fraud. In order to address ongoing and future risks, we must expend significant resources to support protective security measures, investigate and remediate any vulnerabilities of our information systems and infrastructure and invest in new technology designed to mitigate security risks. Further, high-profile cyber incidents at Capital One or other large financial institutions could undermine our competitive advantage and divert management attention and resources, lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the global financial system in general, which could result in reduced use of our financial products. We have insurance against some cyber risks and attacks; nonetheless, our insurance coverage may not be sufficient to offset the impact of a material loss event (including if our insurer denies coverage as to any particular claim in the future), and such insurance may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future. In addition, in the case of any cyber-attack or other security incident, information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such incidents.
Furthermore, the Transaction exposes us to additional cybersecurity risks, which we expect to continue until the integration of Discover is completed. These risks include the possibility of previously undetected cybersecurity threats in Discover's operations, systems and networks, as well as risks related to the cybersecurity posture of Discover and its third-party service providers. The materialization of such risks could lead to the degradation or disruption of our operations and services; unauthorized access; breach of confidentiality; and misuse or modification of systems, networks and data. Additionally, in connection with the integration of Discover, failures or difficulties in retaining new personnel, including those with access to our confidential or sensitive information (including personal information), and other difficulties in the organizational,

35	Capital One Financial Corporation (COF)

technological and cultural integration process may heighten the risk of cyber-attacks and other security incidents, including as a result of human error, fraud or malice on the part of current or former employees.
We face risks resulting from the extensive use of models and data, as well as from our evolving use of AI.
We rely on quantitative models and, in some cases, the use of AI. We also rely on our ability to manage and aggregate data in an accurate and timely manner, to assess and manage our various risk exposures, to create estimates and forecasts, and to manage compliance with regulatory capital requirements. In particular, we use models and AI in certain processes and may expand our use of AI in additional processes in the future. Some examples may include determining the pricing of products, identifying potentially fraudulent transactions, grading loans, extending credit, measuring market and interest rate risks, predicting deposit levels or loan losses, assessing capital adequacy, estimating the value of financial instruments and balance sheet items, software development, personalizing customer experiences and other operational functions. We continue to invest in building new capabilities that use new AI technologies, such as generative AI, and we expect our use of these technologies to increase over time.
However, there are significant risks involved in using models and AI, and we cannot assure that our use will enhance our businesses or produce only the intended or beneficial results. For example, generative AI has been known to produce false or “hallucinatory” inferences or output. Certain generative AI tools use machine learning and predictive analytics, which can create inaccurate, incomplete or misleading outputs; unexpected results; or errors or inadequacies, any of which may not be easily detectable. In addition, models and AI that are based on historical data sets might not be accurate predictors of future outcomes. The ability of models and AI to appropriately predict future outcomes may degrade over time due to limited historical patterns, extreme or unanticipated market movements, or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events). Consequently, our use of models and AI could result in inaccurate forecasts, ineffective risk management practices, inaccurate risk reporting and other negative or unexpected consequences.
AI may subject us to new or heightened legal, regulatory, ethical or other challenges, and a negative public opinion of AI could impede the acceptance of AI solutions. If the models or AI solutions that we or a third party create and use or the data inputs, formulas, or algorithms on which such models or AI solutions rely – or if the content, analyses or recommendations that the models or AI solutions produce are (or are perceived to be) deficient, inaccurate, biased, unethical or controversial – we could incur operational inefficiencies, competitive harm, legal liability, or brand or reputational harm. We could also incur other adverse impacts on our businesses and financial results. We may be liable if we were to violate applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts we have. Further, the use of models and AI solutions within products or services that we use or that are used by our third-party service providers may pose similar risks, and we have limited ability to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.
The development and implementation of some of these models require us to make difficult, subjective and complex judgments. Our risk reporting and risk management, including our business decisions that are based on information gathered through models and AI, depend on the effectiveness of our models and AI. They also depend on our policies, programs, processes and practices governing how data, models and AI are acquired, validated, stored, protected, processed and analyzed, including our data aggregation and validation procedures, and any issues with the quality or effectiveness of the foregoing could have negative consequences.
While we continuously update our policies, programs, processes and risk management practices, many of our data management, modeling, AI, aggregation and implementation processes are manual. They may be subject to human error, data limitations, process delays or system failure. If any of our employees, contractors, third-party service providers or other third parties with which we do business use any third-party AI solutions in connection with our business, it may lead to the inadvertent or unauthorized disclosure or incorporation of our sensitive and confidential information, including personal information, into third-party systems or publicly available or third-party training sets, which may impact our ability to realize the benefit of our intellectual property or other proprietary rights in such information. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks; to produce accurate financial, regulatory and operational reporting; and to manage changing business needs. If our Framework is ineffective, we could suffer unexpected losses, which could materially adversely affect our results of operation or financial condition.

36	Capital One Financial Corporation (COF)

Any information we provide to the public or to our regulators based on incorrectly designed/implemented models or AI could be inaccurate or misleading. Some of the decisions that our regulators make could be adversely affected if their perception is that the quality of the data, models and AI used to generate the information is insufficient.
The regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful, emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and data security, consumer protection, competition and equal opportunity laws and regulations. They are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations.
Various U.S. governmental and regulatory agencies continue to review AI. Several U.S. states and foreign jurisdictions are applying (or are considering applying) their platform moderation, privacy, data protection, and data security laws and regulations to AI. They are also considering general legal frameworks for AI. In particular, several states, including Colorado and California, have passed or are continuing to propose laws and regulations that govern various facets and uses of AI.
We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, competitive or technological risks that may arise from using AI.
Risks of external fraud exceeding our expectations due to larger, more sophisticated, or more frequent fraud attacks, failure to detect and respond to such attacks and/or the reduced capability to recover losses from those incidents. This could result in increased fraud loss, operational cost, customer dissatisfaction, reputational damage and/or constrained revenue growth for us.
We are subject to the risk of fraudulent activity perpetrated by bad actors or by our customers. Our customers may also fall victim to scams in which they authorize bad actors to take account actions on their behalf. The risk of fraud continues to be a persistent inherent risk for the financial services industry. Our risk of fraud continues to increase as third parties that handle confidential consumer information suffer security breaches, we expand our digital banking business and we introduce new products and features (including our acquisition of the Global Payment Network). Credit and debit card fraud, identity theft and electronic-transaction related crimes are prevalent, and perpetrators are growing ever more sophisticated. While we have fraud defenses, authentication tools and various other strategies designed to address such risks, there can be no assurance that losses will not exceed historical levels or our expectations.
There are also risks to our ability to recover fraud losses based on potential changes to fraud liability. Additionally, consumer activists and regulators have sought to expand financial institutions’ responsibility to hold customers harmless for transactions that they authorized on their accounts that are the result of scams.
Emerging generative AI capabilities, such as synthetic video, images and identity documents may introduce new risks, in the form of identity fraud and scams. Additionally, the growth of agentic commerce, in which autonomous AI agents initiate and execute transactions on behalf of users, may increase fraud losses as well as change circumstances when the merchant or issuer is liable for fraud losses.
Legal frameworks governing such autonomous agents remain nascent, with limited direct guidance, and the interplay between laws and regulations relating to, among other things, fraud, payments, privacy, data protection, data security and AI may create uncertainty around compliance obligations and potential liability exposure as more participants (including sellers, fintechs, AI developers and enablers) enter the agentic commerce ecosystem.
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

37	Capital One Financial Corporation (COF)

A wide array of laws and regulations, including banking, tax, consumer lending and payment services laws and regulations, apply to our business and these laws can be uncertain and evolving. We and our subsidiaries are also subject to supervision and examination by multiple regulators both in the U.S. and abroad, and the manner in which our regulators interpret applicable laws and regulations may affect how we comply with them.
The Company, including Discover’s business acquired in the Transaction, may be subject to increased scrutiny by, and/or may require additional regulatory compliance with, governmental authorities in connection with the Transaction as a result of an increase in the size, scope and complexity of the combined company’s business operations, which may have an adverse effect on our business, financial condition and results of operations. Also, if the Company were to become a Category II institution due to an increase in size or cross-jurisdictional activity, it would become subject to certain additional or enhanced regulatory requirements. See “We may not be able to maintain adequate capital or liquidity levels or may become subject to revised capital or liquidity requirements, which could have a negative impact on our financial results and our ability to return capital to our stockholders.” for additional information.
Failure to comply with these laws and regulations and effectively navigate this complex regulatory landscape, even if the failure is inadvertent, results from human error or reflects a difference in interpretation or conflicting legal requirements, could subject us to restrictions on our business activities, fines, criminal sanctions and other penalties and/or damage to our reputation with regulators, our customers or the public. Hiring, training and retaining qualified compliance and legal personnel, and establishing and maintaining risk management and compliance-related systems, infrastructure and processes, is difficult and may lead to increased expenses. These efforts and the associated costs could limit our ability to invest in other business opportunities. In addition, actions, behaviors or practices by us, our employees or representatives that are illegal, unethical or contrary to our core values could harm us, our stockholders or customers or damage the integrity of the financial markets and are subject to regulatory scrutiny across jurisdictions. Violations of law by other financial institutions may also result in increased regulatory scrutiny of our business.
Applicable laws and regulations may affect us disproportionately compared to our competitors or in an unforeseen manner. For example, we have a large number of customer accounts in our credit card and auto lending businesses and we have made the strategic choice to originate and service subprime credit card and auto loans, which typically have higher delinquencies and charge-offs than prime customer accounts. As a result, we have significant involvement with credit bureau reporting and the collection and recovery of delinquent and charged-off debt, primarily through customer communications, the filing of litigation against customers in default, the periodic sale of charged off debt and vehicle repossession. These and other consumer lending activities are subject to customer complaints and enhanced legal and regulatory scrutiny from regulators, courts and legislators. Any future changes to or legal liabilities resulting from our business practices in these areas, including our debt collection practices and the fees we charge, whether mandated by regulators, courts, legislators or otherwise, could have a material adverse impact on our financial condition.
The legislative, regulatory and supervisory environment is beyond our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, operations, transaction volumes, earnings, growth, liquidity and capital levels. There have been efforts to impose price controls and other impositions. Such changes, among others, could impact credit availability, affect our ability or willingness to provide certain products or services, necessitate changes to our business practices or materially reduce our revenues. Some laws and regulations may be subject to litigation or other challenges that delay implementation or result in modifications, rescissions or withdrawals, which impacts us. Furthermore, political and policy goals of elected and appointed officials may change over time, which could impact the rulemaking, supervision, examination and enforcement priorities of the Federal Banking Agencies. It is possible that expected changes in law, regulation and policy do not occur or are reversed subsequently, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than us. For example, there may be future legislation or rulemaking in emerging regulatory areas, such as a more accommodative stance on novel financial services or new technologies, including those related to stablecoins. Adoption of new technologies, such as distributed ledger technologies, tokenization, cloud computing, AI and machine learning technologies, can present challenges in applying and relying on existing compliance systems.
Compliance expectations and expenditures have significantly increased over time for us, particularly as regulators have heightened their focus on the adequacy of controls to support business operations. We may have to make additional investments in risk management, compliance and other functions in response to enforcement actions, supervisory expectations and the integration of Discover into our Framework and corporate culture. We may face additional risks, including risks of supervisory and enforcement actions, if we are unable to align Discover’s risk and control culture and environment with the expectations of

38	Capital One Financial Corporation (COF)

our regulators. We may become subject to compliance and regulatory risks if new issues, including issues that may be more severe than we anticipated before the closing of the Transaction, are identified as part of the integration of Discover or otherwise relating to Discover’s activities. We may also face compliance and regulatory risks if we introduce new or changed products and services or enter into new business arrangements with third-party service providers, alternative payment providers or other industry participants as a result of the Transaction. Heightened regulatory expectations and increased volume of regulatory changes may generate additional expenses or require significant time and resources to maintain compliance.
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
We are subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. These laws and regulations, and similar laws and regulations in other jurisdictions, impose strict requirements regarding the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information, which may have adverse consequences, including significant compliance costs and severe monetary penalties for non-compliance. For further discussion of applicable privacy, data protection and data security laws and regulations, see “Part I—Item 1. Business—Supervision and Regulation” under the headings “Privacy, Data Protection and Data Security” and “Regulation by Authorities Outside the United States.” Significant uncertainty exists as privacy, data protection and data security laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. In connection with the integration of Discover, we expect to continue to integrate Discover data, including personal information, into our systems and networks, which may subject us to increased regulatory and compliance risks, including at the international level.
Further, we make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about privacy, data protection and data security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. We have been subject to these types of claims in the past, and there can be no assurance that we will not be subject to these types of claims in the future. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to individuals, including our customers, about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by individuals, to protect personal information from unauthorized disclosure, misuse or mishandling or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control. Furthermore, the increased risk of inadvertent disclosure of confidential information or personal data in connection with the utilization of AI technologies may result in stronger regulatory scrutiny, leading to legal and regulatory investigations and enforcement actions that may negatively affect our business, even if unfounded.
Our efforts to comply with the GLBA, the FCRA, the CCPA, the PIPEDA and provincial privacy laws, EU GDPR, U.K. GDPR and other privacy, data protection and data security laws and regulations, as well as our posted privacy policies, and related contractual obligations to third parties, entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy, data protection and data security violations continue to increase. The enactment of more restrictive laws or regulations, or future enforcement actions, litigation or investigations, could impact us through increased costs or restrictions on our business, and any noncompliance or perceived noncompliance could result in monetary or other penalties, harm to our reputation, distraction to our management and technical personnel and significant legal liability.
Our businesses are subject to the risk of increased litigation, government investigations and regulatory enforcement.

39	Capital One Financial Corporation (COF)

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
In addition, financial institutions, such as ourselves, face significant regulatory scrutiny, which can lead to public enforcement actions or nonpublic supervisory actions. We and our subsidiaries are subject to comprehensive regulation and periodic examination by, among other regulatory bodies, the Federal Banking Agencies, the SEC, the CFTC and the CFPB. We have been subject to enforcement actions by many of these and other regulators and may continue to be involved in such actions, including governmental inquiries, investigations and enforcement proceedings.
In December 2025, the OCC issued a report of preliminary findings of its ongoing supervisory review, in accordance with Executive Order 14331 “Guaranteeing Fair Banking for All Americans,” of the nine largest OCC-regulated banks, including the Bank, to determine whether those banks may have debanked or discriminated against customers or potential customers on the basis of their political or religious beliefs or lawful business activities. In the report, the OCC states that its review is ongoing and, once its supervisory review has concluded, it intends to hold the banks reviewed accountable for any unlawful debanking activities, including by making referrals to the Attorney General.
Over the last several years, federal and state regulators have focused on risk management, compliance with anti-money laundering (“AML”) and sanctions laws, privacy, data protection and data security, use of service providers, fair access and lending, unfair or deceptive practices, and other consumer protection issues and new technologies. Regulators have indicated the potential for escalating consequences for banks that do not timely resolve open issues or have repeat issues. Regulatory scrutiny is expected to continue in these areas, including as a result of implementation of the AML Act of 2020.
We expect that regulators and governmental enforcement bodies will continue taking public enforcement actions against financial institutions in addition to addressing supervisory concerns through nonpublic supervisory actions or findings, which could involve restrictions on our activities, or our ability to make acquisitions or otherwise expand our business, among other limitations that could adversely affect our business. In addition, a violation of law or regulation by another financial institution is likely to give rise to supervisory review or an investigation by regulators and other governmental agencies of the same or similar practices by us. Furthermore, a single event may give rise to numerous and overlapping investigations and proceedings. These and other initiatives from governmental authorities and officials may subject us to further customer remuneration, judgments, settlements, fines or penalties, or cause us to restructure our operations and activities or to cease offering certain products or services, all of which could harm our reputation or lead to higher operational costs. Litigation, government investigations and other regulatory actions could generally subject us to significant fines, increased expenses, restrictions on our activities, including product offerings, and damage to our reputation and our brand, and could adversely affect our business, financial condition and results of operations. For additional information regarding legal and regulatory proceedings to which we are subject, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
As a result of the Transaction, we have assumed the contingencies and liabilities of Discover, for which we have incurred and may continue to incur financial risk, compliance obligations, litigation risk, or reputational risk, including as a result of assuming ongoing litigation disputes, claims, government agency investigations and enforcement actions and other proceedings associated with Discover’s actions prior to the Transaction. For additional information regarding legal and regulatory proceedings in connection with the Transaction, refer to “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
We continue to face significant uncertainty regarding the contingencies and liabilities we have assumed from Discover, and any significant or unanticipated liability we may incur from these matters may adversely impact our business, financial condition and results of operations.

40	Capital One Financial Corporation (COF)

Other Business Risks
We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations.
We operate in a highly competitive environment across all of our lines of business, whether in making loans, attracting deposits or in the global payments industry, and we expect competitive conditions to continue to intensify with respect to most of our products, particularly in our card, payment network and consumer banking businesses. We compete on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate or purchase, as well as the quality and range of our customer service, products, innovation and experience, and, with respect to our payment network businesses, the strength, reach, pricing and capabilities of our network offerings to merchants, acquirers and issuers. This competitive environment is a result of changes in technology, product delivery systems and regulation, as well as the emergence of new or significantly larger financial services providers, all of which may affect our customers’ expectations and demands. In addition to offering competitive products and services, we invest in and conduct marketing campaigns to attract and inform customers. If our marketing campaigns are unsuccessful, it may adversely impact our ability to attract new customers and grow our business.
Some of our competitors, including new and emerging competitors in the digital and mobile payments space and other financial technology providers and payment networks, are not subject to the same regulatory requirements or scrutiny to which we are subject, which also could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital currencies or cryptocurrencies (including stablecoins and tokenized deposits), prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. If we are unable to continue to keep pace with innovation and fail to reflect such technology in our payments offerings, do not effectively market our products and services, are unable to deliver them effectively and securely to our customers or are prohibited from or unwilling to enter emerging areas of competition, our business and results of operations could be adversely affected. Also, our competitors or other third parties may incorporate emerging technologies, such as AI, into their products or services more quickly or more successfully than we do, which could impair our ability to compete effectively. For example, our competitors may be more timely or successful in developing or integrating AI technologies to increase their productivity and reduce their costs or to provide better transaction execution or improved products or services to clients. In addition, government actions or initiatives by the federal and state governmental authorities, including the Federal Banking Agencies, may also provide competitors with increased opportunities to derive competitive advantages and may create new competitors. These actions or initiatives may include more accommodative positions on the processing and approval of traditional bank charters and deposit insurance, expanded access to the banking and payments systems through the approval of competitors, including competitors with novel business models, to hold specialized charters, or more accommodative positions on novel activities performed by banks or non-banks. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as the Bank.
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

41	Capital One Financial Corporation (COF)

for our network and card issuing businesses, as well as our ability to attract and retain Network Partners who may seek alternatives from both traditional and non-traditional payment service providers, which may limit our ability to maintain or grow revenues from the Global Payment Network. In addition, competitors’ settlements with merchants and related actions, including pricing pressures and/or surcharging, could negatively impact our business practices. Competitor actions related to the structure of merchant and acquirer fees and merchant and acquirer transaction routing strategies may adversely affect our recently acquired PULSE Network’s business practices, network transaction volume, revenue and prospects for future growth and entry into new product markets. Additionally, in our credit card business, competition for rewards customers may result in higher rewards expenses, or we may fail to attract new customers or retain existing rewards customers due to increasing competition for these consumers. The market for key business partners, especially in the credit card business, is very competitive, and we may not be able to grow or maintain these partner relationships or assure that these relationships will be profitable or valued by our customers. Additionally, partners themselves may face changes in their business, including market factors and ownership changes, that could impact the partnership, or they may make changes to the products and services they offer, which may lower the value of our products, such as the co-branded cards we issue to our customers. We face the risk that we could lose partner relationships, even after we have invested significant resources into acquiring and developing the relationships. The loss of any key business partner could have a negative impact on our results of operations, including lower returns, excess operating expense and excess funding capacity.
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
Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer richer value propositions or a wider range of programs and services than we offer, or may use more effective advertising, marketing or cross-selling strategies to acquire and retain more customers, capture a greater share of spending and borrowings, attain and develop more attractive co-brand card programs, obtain more favorable terms with merchants and maintain greater merchant acceptance than we have. Competition may also intensify as participants in the payments industry merge or enter into joint ventures or other business combinations that compete with our products and services. We may not be able to compete effectively against these threats or respond or adapt to changes in consumer spending habits as effectively as our competitors.
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
A change in market preference towards other operators of payment networks and alternative payment providers could result in reduced transaction volume, limited merchant acceptance of our cards and limited issuance of cards on our networks by third parties, and in turn may impact our revenue margins.
As a result of our recent acquisition of the Global Payment Network, we now face substantial and increasingly intense competition in the payments industry, both from traditional players and new, emerging alternative payment providers. For example, we now compete with other payment networks to attract Network Partners to issue credit and debit cards and other card products on the Global Payment Network. In addition, increased competition with certain network operators, such as Visa and Mastercard, could affect our existing partnerships and business relationships with these networks, which have historically played a significant role in facilitating our card-issuing and transaction processing services. Competition with other operators of payment networks is generally based on issuer fees, fees paid to networks (including switch fees), merchant acceptance and functionality, technological capabilities and other economic terms. Competition is also based on customer perception of service quality, merchant acceptance, brand image, reputation and market share. Further, we are now facing ongoing competition from emerging alternative payment providers who may create innovative networks or other arrangements with our primary competitors, large merchants or other industry participants, or provide stablecoins, other digital currencies or tokenized deposits, which could adversely impact our costs, transaction volume and ability to grow our business. In addition, we, along with our competitors, clients, network participants and others, are developing or participating in alternative payment systems or products such as mobile and ecommerce payment services, P2P payment services, real-time and faster payment initiatives, and

42	Capital One Financial Corporation (COF)

payment services that could reduce our role in, or otherwise disintermediate us from, transaction processing or the value-added services we provide to support such processing.
Many of our payment network and alternative payment provider competitors are well established and have significant financial resources and scale. These competitors have provided financial incentives to card issuers, such as large cash signing bonuses for new programs and funding for, and sponsorship of, marketing programs and other bonuses.
We cannot be certain that we will be able to continue to increase international merchant acceptance, as well as the perception of merchant acceptance of the Global Payment Network, and we cannot be certain that we will achieve global market parity with Visa or Mastercard. In addition, Visa and Mastercard have entered into long-term arrangements with financial institutions, some of which are exclusive, or nearly exclusive, which has the effect of limiting our ability to conduct material amounts of business with these institutions. Moreover, American Express is also a strong competitor with international merchant acceptance, competitive transaction fees and an upscale brand image. Internationally, American Express competes in the same market segments as Diners Club. We may face challenges in increasing international merchant acceptance on our networks, particularly if third parties that we rely on to issue Diners Club cards, increase card acceptance and market our brands, do not perform to our expectations. In such a competitive environment, any disruption to our existing relationships with Visa or Mastercard or our ability to grow the Global Payment Network could affect our ability to remain competitive by adjusting issuer fees and incentives, and we may be unable to offer adequate pricing to Network Partners while maintaining sufficient net revenues.
In addition, if we are unable to maintain sufficient network functionality to be competitive with other networks, or if our competitors develop better data security solutions or more innovative products and services than we do, our ability to retain and attract Network Partners and maintain or increase the revenues generated by the Global Payment Network or our proprietary card-issuing businesses could be materially and adversely affected. Our competitive position could also be affected if we are unable to deploy, in a cost-effective and competitive manner, technology such as generative AI. Additionally, competitors may develop ancillary products, which as a consequence of the competitors’ size and scale, we may be forced to use. Such developments could adversely affect our business, as those competitors may be better positioned to absorb the costs of such data security solutions over higher volumes or a larger customer base.
Our recently acquired network business depends upon relationships with card issuers, merchant acquirers, alternative payment providers and licensees, many of whom are financial institutions. The economic and regulatory environment and increased competition and innovation in the payments space could decrease our opportunities for new business and may result in the termination of existing business relationships. In addition, if as a result of this environment, financial institutions have decreased interest in engaging in new card issuance opportunities or expanding existing card issuance relationships, that would inhibit our ability to grow our network business. We will face substantial and intense competition in the payments industry, which may impact our revenue margins, transaction volume and business strategies.
If we are unsuccessful in creating and maintaining a strong base of network licensees and achieving meaningful global card acceptance, we may be unable to achieve long-term success in our recently acquired international network business.
The success of our international network business, and our ability to grow global card acceptance for the Global Payment Network, depends on the cooperation, support and continued operation of the network licensees that issue Diners Club cards and maintain associated merchant acceptance relationships, as well as the partners that participate in our network alliances with us; these participants issue cards that operate on our network and support merchant acceptance in their respective markets.
Outside of the United States, we do not issue cards that are accepted on our networks, and we do not determine the terms and conditions of cards issued by our international network participants, whether they are Diners Club participants or work with us through a network alliance. The level of acceptance in any given market reflects a combination of factors, including the number and competitiveness of cards issued directly by us and by network participants, whether merchants in a given market view acceptance of our cards as commercially attractive based on perceived customer demand and competitive pricing and terms, and the commitment, investment and effectiveness of those participants in promoting card usage and expanding or sustaining merchant acceptance.
If we are unable to continue our relationships with network participants, or if those participants are unable to continue their relationships with merchants or otherwise effectively support merchant acceptance, our ability to maintain or increase revenues and remain competitive would be adversely affected due to the potential deterioration in our card issuers’ relationships with their cardholders, which would in turn reduce demand and lead to declines in transaction volume or acceptance levels. If one or more network participants were to experience a significant impairment of their business or cease doing business for economic,

43	Capital One Financial Corporation (COF)

regulatory or other reasons, we could face business interruption in affected markets, including loss of volume, global card acceptance and revenue and exposure to potential reputational risk. If such conditions arise in the future, we may need to deploy resources and incur expenses in order to sustain network acceptance and support network functionality. Additionally, interruption of network licensee relationships could have an adverse effect on the international acceptance of our credit cards when they are used on our networks.
Achieving global card acceptance would allow our customers, including third-party issuers leveraging the network, to use their cards at merchant and ATM locations around the world. The long-term success of our international network business depends upon achieving meaningful global card acceptance, which may include higher overall costs or longer time frames than anticipated.
Our business, financial condition and results of operations may be adversely affected by legislation, regulation and merchants’ efforts to reduce the fees (including the interchange component) charged by credit and debit card networks and acquirers to facilitate card transactions.
As an issuer of credit and debit cards on four-party networks, the Bank earns interchange fees, which are included in the charges to merchants by their acquirers when customers use our cards. Interchange fees are the amounts established by credit and debit card networks for the purpose of compensating unaffiliated debit and credit card issuers for their role in facilitating card transactions and are a meaningful source of revenue for our credit and debit card businesses. Interchange fees are a revenue source that, for example, covers issuers’ costs associated with credit and debit card payments, funds rewards programs, helps fund anti-fraud measures, management and dispute costs and funds competition and innovation. Interchange fees continue to be the subject of significant and intense global legislative, regulatory and legal focus, and the resulting legislation, regulation and decisions may have a material adverse impact on our overall business, financial condition and results of operations. For cards issued on the Global Payment Network, a three-party network, the Bank earns an issuer rate instead of interchange fees.
Legislative and regulatory bodies in a number of countries have sought, or are currently seeking, to reduce interchange fees through legislation, competition-related regulatory proceedings, voluntary agreements, central bank regulation and/or litigation. In the United States, interchange reimbursement rates for credit card transactions are set by credit card networks such as Mastercard and Visa.
In the United States, the Federal Reserve’s Regulation II places limits on the interchange fees that issuers may charge, and requires additional routing requirements for, debit cards issued on four-party networks, such as the remaining debit cards issued by the Bank on networks other than the Global Payment Network. In October 2023, the Federal Reserve released a notice of proposed rulemaking to revise Regulation II to further reduce the cap on interchange fees that debit card issuers covered by Regulation II can receive for covered debit card transactions. In August 2025, a North Dakota district court ruled that the Federal Reserve exceeded its statutory authority when it originally promulgated Regulation II in 2011. As a result, the court vacated Regulation II, although the court stayed the vacatur order to allow time for the resolution of an appeal and allowed the Federal Reserve’s 2023 proposed rule to go into effect if it becomes finalized. Conversely, a district court in Kentucky ruled that the Federal Reserve acted in accordance with its statutory authority when it promulgated Regulation II and upheld the regulation. Any changes to Regulation II and the debit interchange regulatory scheme, including as a result of the ultimate resolution of these district court decisions, which remains unknown, may result in lower debit card interchange fees for cards issued on four-party networks. Such lower fees could, in turn, result in market pressures that reduce the discount rate charged for debit cards issued by the Bank on the Global Payment Network. For more information on Regulation II and the Federal Reserve’s 2023 proposed rule, please see “Part I—Item 1. Business—Supervision and Regulation.” State legislatures and regulatory agencies may also seek to enact legislation and regulation to limit fees or discount rates charged by networks.
Lowering interchange fees also remains an area of international governmental attention by certain parties. In some jurisdictions, such as Canada and certain countries in Europe, including the U.K., interchange fees and related practices are subject to regulatory activity, including in some cases, imposing caps on permissible interchange fees. Our international card businesses have been impacted by these restrictions. For example, in the U.K., interchange fees are capped for both consumer credit and debit card transactions. In addition, in Canada, Visa and Mastercard payment networks have entered into voluntary agreements with the Department of Finance Canada to maintain an agreed-upon average interchange rate. In addition to this legislative and regulatory activity, merchants are also seeking avenues to reduce interchange fees. Merchants and their trade groups have filed numerous lawsuits against payment card networks and banks that issue cards on those networks, claiming that their practices toward merchants, including interchange fees, violate federal antitrust laws. In 2005, a number of entities filed antitrust lawsuits against Mastercard and Visa and several member banks, including our subsidiaries and us, alleging among other things, that the

44	Capital One Financial Corporation (COF)

defendants conspired to fix the level of interchange fees. For additional information about the lawsuits, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.” .
In addition, some major retailers or industry sectors could independently negotiate lower interchange fees with Mastercard and Visa. This, as well as any ultimate resolution on the settlement with Mastercard and Visa, could in turn result in lower interchange fees or discount rates for us when our cardholders undertake purchase transactions with these retailers, either directly with respect to any debit or credit cards issued by the Bank on Mastercard’s and Visa’s networks, or indirectly as a result of market pressures with respect to debit or credit cards issued by the Bank on the Global Payment Network. Merchants also continue to lobby Congress aggressively for legislation that would require additional routing requirements for credit cards that are issued on four-party networks, like Visa or Mastercard, which could create a downward pressure on interchange fees should their efforts be successful. Retailers may continue to bring legal proceedings against us or other credit card and debit card issuers and networks in the future.
Beyond pursuing legislation, regulation and litigation, merchants may also promote forms of payment with lower fees, as noted above, or seek to impose surcharges or discounts at the point of sale for use of credit or debit cards. If merchants increasingly impose surcharges or other point of sale pricing strategies in response to transaction fees, card usage and transaction volumes could decline, which could adversely affect our revenues and results of operations. New payment systems, particularly mobile-based payment technologies and digital currencies and cryptocurrencies (including stablecoins), could also gain widespread adoption and lead to issuer transaction fees or the displacement of credit or debit cards as a payment method.
The heightened focus by legislative and regulatory bodies on the fees charged by credit and debit card networks, including on prepaid cards, and the ability of certain merchants to successfully pursue litigation, negotiate discounts to interchange fees or discount rates with payment networks or develop alternative payment systems could result in a loss of income from interchange fees. Changes to the terms or implementation of Regulation II or the adoption of other laws and regulations that impose limitations on the fees that can be charged by issuers or networks on debit or credit card transactions or require merchants to be provided an alternative network for transaction routing could have an adverse effect on our business, financial condition and results of operations. For example, if a change in law or regulation results in debit card transactions on three-party networks, such as debit cards issued by the Bank on the Global Payment Network being subject to the Regulation II cap on interchange fees, it could result in the Company not recognizing a significant majority of the network revenue synergies that the Company anticipated to be realized in connection with the Transaction. Additionally, the development of alternative payment systems or exclusivity arrangements among merchants and their debit card networks could result in loss of fee income earned by the Global Payment Network. Any resulting loss in income to us could have a material adverse effect on our business, financial condition and results of operations.
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
Defaults or risks from bankruptcies, liquidations, restructurings, consolidations and outages by our network participants may adversely affect our business, financial condition, cash flows and results of operations.
As the operator of the Global Payment Network, as an issuer and as a merchant acquirer, we face credit risk related to transactions on the Global Payment Network, including bankruptcies, liquidations, insolvencies, financial distress,

45	Capital One Financial Corporation (COF)

restructurings, consolidations, operational outages, cybersecurity incidents and other similar events that may occur in any industry. For example, we are contingently liable for certain disputed credit card sales transactions that arise between customers and merchants. If a dispute is resolved in the customer’s favor, we will cause a credit or refund of the amount to be issued to the customer and charge back the transaction to the merchant or merchant acquirer. If we are unable to collect this amount from the merchant or merchant acquirer, we will bear the loss for the amount credited or refunded to the customer. Where the purchased product or service is not provided until some later date following the purchase, such as an airline ticket, the likelihood of potential liability increases.
If we are not able to invest successfully in and introduce digital and other technological developments across all our businesses, our financial performance may suffer.
Our industry is subject to rapid and significant technological changes, including due to the increasing development and use of AI, and our ability to meet our customers’ needs and expectations is key to our ability to grow revenue and earnings. We expect digital technologies to continue to have a significant impact on banking over time. Consumers expect robust digital experiences from their financial services providers. The ability for customers to access their accounts and conduct financial transactions using digital technology, including mobile applications, is an important aspect of the financial services industry, and financial institutions are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and to reduce costs. We continue to invest in digital technology designed to attract new customers, facilitate the ability of existing customers to conduct financial transactions and enhance the customer experience related to our products and services.
Our continued success depends, in part, upon our ability to assess and address the needs of our customers by using digital technology to provide products and services that meet their expectations. The development and launch of new digital products and services depends in large part on our ability to invest in and build the technology platforms that can enable them, in a cost-effective and timely manner. We expect that new technologies in the payments industry will continue to emerge, and these new technologies may be superior to our existing technology. See “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations” and “We face risks related to our operational, technological and organizational infrastructure.”
Furthermore, any new technology could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.
Some of our competitors are substantially larger than we are, which may allow those competitors to invest more money into their technology infrastructure and digital innovation than we do. In addition, smaller competitors may experience lower cost structures and different regulatory requirements and scrutiny than we do, which may allow them to innovate more rapidly than we can. See “We face intense competition in all of our markets, which could have a material adverse effect on our business and results of operations.” Further, our success depends on our ability to attract and retain strong digital and technology leaders, engineers and other specialized personnel. The competition is intense, and the compensation costs continue to increase for such talent. If we are unable to attract and retain digital and technology talent, our ability to offer digital products and services and build the necessary technology infrastructure could be negatively affected, which could negatively impact our business and financial results. A failure to maintain or enhance our competitive position with respect to digital products and services, whether because we fail to anticipate customer expectations or because our technological developments fail to perform as desired or are not implemented in a timely or successful manner, could negatively impact our business and financial results.
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

46	Capital One Financial Corporation (COF)

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
•Target-Specific Risk: Assets and companies that we acquire, or companies that we enter into strategic partnerships with, will have their own risks that are specific to a particular asset or company. These risks include, but are not limited to, particular or specific litigation, regulatory, accounting, operational, reputational and industry risks, any of which could have a material adverse effect on our results of operations or financial condition. For example, we may face challenges associated with integrating other companies due to differences in corporate culture, compliance systems or standards of conduct. Indemnification rights, if any, may be insufficient to compensate us for any losses or damages resulting from such risks. In addition to regulatory approvals discussed below, certain of our merger, acquisition or partnership activity may require third-party consents in order for us to fully realize the anticipated benefits of any such transaction.
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
For additional risks related to the Transaction, see “Risks Relating to the Transaction and Integration of Discover.”
Reputational risk and social factors may impact our results and damage our brand.
Our ability to attract and retain customers is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of our products, services, business practices, workplace culture, compliance practices or our financial health. Capital One’s brands, including Discover, PULSE and Diners Club, are some of our most

47	Capital One Financial Corporation (COF)

important assets. Maintaining and enhancing our brands depends largely on our ability to continue to provide high-quality products and services. Adverse perceptions regarding our reputation in the consumer, commercial and funding markets could lead to difficulties in generating, maintaining and financing accounts. In particular, negative public perceptions regarding our reputation, including negative perceptions regarding our ability to maintain the security of our technology systems and protect customer data, could lead to decreases in the levels of deposits that current and potential consumer and commercial customers choose to maintain with us. In addition, we operate across a number of different businesses, and negative publicity with respect to one business could have negative consequences across all of our businesses. Negative perceptions may also significantly increase the costs of attracting and retaining customers, increase susceptibility to litigation and enforcement actions or other adverse effects on our business, results of operations and financial condition.
Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending and payment network practices, regulatory compliance, cyber-attacks or other security incidents, accounting issues, corporate governance and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous privacy, data protection, data security and compliance practices, and could further harm our reputation. We strategically license our trademarks to business partners and network participants, some of whom have contractual obligations to promote and develop our brands. In addition, our co-brand and private label credit card partners or other third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry.
The proliferation of social media and its rapid and broad dissemination of information (or misinformation and disinformation) may increase the likelihood that negative public opinion from any of the actual or alleged events discussed above may trigger a loss of trust or confidence on the part of clients, counterparties, shareholders, investors, debt holders, market analysts or other relevant parties, including regulators, and could impact our reputation and business.
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
Environmental, social and corporate governance policies may create competing stakeholder, legislative and regulatory scrutiny that may impact our reputation or operations. As a result, we may not be able to meet the full range of expectations and demands of all our stakeholders. Any failure to meet our stakeholders full range of expectations and demands could result in reputational damage, a loss of customer and investor confidence, increased legal and operational risks and other adverse effects on our results of operations and prospects. For example, as part of our acquisition of Discover, we have committed to a $265 billion Community Benefits Plan (“CBP”) over five years. Failure to adequately deliver on, or material revisions to, this commitment, whether due to financial constraints, operational inefficiencies or external economic factors, may lead to public criticism, which may expose us to significant reputational risks. Also, some stakeholders may object to the scope or nature of the CBP initiative, which could give rise to negative responses by governmental actors (e.g., litigation, retaliatory legislation) or by customers and advocates (e.g., boycotts) that could adversely affect our brand value.
If we are not able to protect our intellectual property rights, or we violate third-party intellectual property rights, our revenue and profitability could be negatively affected.
We rely on a variety of measures to protect and enhance our intellectual property rights, including copyrights, trademarks, trade secrets, patents, licenses and certain restrictions on disclosure, solicitation and competition. We also undertake other measures to control access to and distribution of our other proprietary and confidential information. These measures may not be successful in protecting or enforcing our rights in every jurisdiction or preventing infringement or misappropriation of our proprietary or confidential information, resulting in loss of competitive advantage. In certain situations, we may be compelled to engage in intellectual property-related litigation to enforce our intellectual property rights, which may incur significant expense and may be perceived negatively by customers or industry partners, thus potentially resulting in reputational harm and may adversely impact our business, financial position and results of operations. In addition, our competitors or other third parties may obtain patents for innovations that are used in our industry, or allege that our operations, marketing, trademarks, systems, processes or technologies infringe, misappropriate or violate their intellectual property rights. Given the complex,

48	Capital One Financial Corporation (COF)

rapidly changing and competitive technological and business environments in which we operate, if our competitors or other third parties are successful in obtaining such patents or prevail in intellectual property-related litigation or demands against us, we could lose significant revenues, incur significant license, royalty, technology development or other expenses, or pay significant damages. Furthermore, given intellectual property ownership and license rights surrounding AI, such as generative AI, are currently not fully addressed by courts or regulators, any output created by us using AI may not be subject to copyright or other intellectual property protection, which may adversely affect our intellectual property or other proprietary rights in, or ability to commercialize or use, any such output, and our use or adoption of AI may result in exposure to claims by third parties.
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
Management of market, credit, liquidity, strategic, reputational, operational and compliance risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. See “Part II—Item 7. MD&A—Risk Management” for further details. Our Framework is designed to identify, measure, assess, monitor, test, control, report, escalate and mitigate the risks that we face. Even though we continue to devote significant resources to operating and governing our Framework, our risk management strategies may not be fully effective in identifying and mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. In addition, the Transaction introduced new and different sources of risk that may present unique risk exposures. As a result of the Transaction, we have inherited control gaps and risk exposures that differ in nature, timing and magnitude from those we have historically managed. Integrating Discover’s products, services and operations into our Framework may involve complexities, require changes to existing policies and controls, and take longer than anticipated to fully remediate or align.
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
Our business could be negatively affected if we are unable to attract, develop, retain and motivate key senior leaders and skilled employees.

49	Capital One Financial Corporation (COF)

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
In addition, advances in technology, such as automation and AI, may lead to workforce evolution. This could require us to invest in additional employee training, manage impacts on morale and retention, and compete for employment candidates who possess more advanced technological skills, all of which could have a negative impact on our business and operations.
We face risks from catastrophic events.
Natural disasters, geopolitical events, supply chain issues and other catastrophic events can have widespread and unpredictable impacts on global society, economic conditions and consumer and business behavior, which may reoccur or occur over an extended duration. These events could harm our employees, business and infrastructure, including our information technology systems and third-party platforms. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business and the communities where we are located, which are concentrated in the Northern Virginia, New York and Chicago metropolitan areas, Richmond, Virginia, Plano, Texas and the Philippines. This may include a disruption involving damage or loss of access to a physical site, cyber-attacks and other security incidents, terrorist activities, the occurrence or worsening of disease outbreaks or pandemics, natural disasters, extreme weather events, electrical outage, environmental hazards, disruption to technological infrastructure, communications or other services we use, our employees or third parties with whom we conduct business. Our business, financial condition and results of operations may be impacted by any such disruption and our ability to implement corresponding response measures quickly. In addition, if a natural disaster or other catastrophic event occurs in certain regions where our business, customers or assets securing our loans are concentrated, such as the mid-Atlantic, New York, California or Texas metropolitan areas, or in regions where our third-party platforms are located, we could be disproportionately impacted as compared to our competitors. Portions of our business concentrated primarily on serving the global travel industry, including the Diners Club network, could be disproportionately affected by events that are global in nature, including events that impact international conditions, travel restrictions or perceptions about the safety of travel, all of which may result in an indefinite decline in consumer or business travel activity. The impact of such events and other catastrophes on the overall economy and our physical and transition risks may also adversely affect our financial condition and results of operations.
Climate change manifesting as physical or transition risks could adversely affect our businesses, operations and customers and result in increased costs.
Climate change risks can manifest as physical or transition risks.
Physical risks are the risks from the effects of climate change arising from acute, climate-related events, such as hurricanes, flooding and wildfires, and chronic shifts in climate, such as sea level rise and higher average temperatures. Such events could

50	Capital One Financial Corporation (COF)

lead to financial losses or disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.
Transition risks are the risks resulting from the shift toward a lower-carbon economy arising from the changes in policy, consumer and business sentiment or technologies associated with changes to limit climate change. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses, affect credit performance and impact our strategies or those of our customers.
Physical and transition risks could also affect the financial health of certain customers in impacted industries or geographies. In addition, due to divergent views of stakeholders, we are at increased risk that any action, or lack thereof, by us concerning our response to climate change could be perceived negatively by some stakeholders, which could adversely impact our reputation and businesses. Further, there may be increased scrutiny of climate change-related policies, goals and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters.
As climate risk is interconnected with many risk types, we continue to enhance processes to embed evolving climate risk considerations into our existing risk management strategies; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure. Additionally, estimations used in climate reporting and climate-related risk assessments have an increased level of uncertainty due to limited historical trend information and the absence of standardized, reliable and comprehensive greenhouse gas emissions data across the economy, which could cause these risk assessments to vary significantly over time or actual risks to vary from our assessments.
We face risks from the use of or changes to assumptions or estimates in our financial statements.
Pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”), we are required to use certain assumptions, judgments and estimates in preparing our financial statements, including determining our allowance for credit losses, the liability for legal actions, the fair value of certain assets and liabilities, and goodwill impairment, among other items. In addition, the FASB, the SEC and other regulatory bodies may issue new or amend existing accounting and reporting standards or change existing interpretations of those standards, including those related to assumptions and estimates we use to prepare our financial statements, in ways that we cannot predict and that could materially impact our financial statements. If actual results differ from the assumptions, judgments or estimates underlying our financial statements or if financial accounting and reporting standards are changed, we may experience unexpected material losses. For a discussion of our use of estimates in the preparation of our consolidated financial statements, see “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates” and “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”
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

51	Capital One Financial Corporation (COF)

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As a financial services company entrusted with the safeguarding of sensitive information, including sensitive personal information, we believe that a strong enterprise cybersecurity program is a vital component of effectively managing risks related to the confidentiality, integrity and availability of our data, including information about us, our customers, transactions processed on our networks or on third-party networks on our behalf, or third parties with which we do business. While no organization can eliminate cybersecurity and technology risk entirely, we devote significant resources to a cybersecurity program designed to identify, assess and manage such risks. For further discussion of cybersecurity and technology risk, and related risks for our business, see “Item 1A. Risk Factors.”
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
Our policies and procedures define an enterprise-wide approach for managing cybersecurity and technology risk. They establish the following process to identify, assess and manage such risks across our three lines of defense:
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

52	Capital One Financial Corporation (COF)

lines, according to the requirements of our policies. For additional information regarding the escalation of these risks to the Board of Directors, see “Governance” below.
Our policies and procedures collectively help execute a risk management approach designed to account for cybersecurity threats specifically targeting us, as well as those that may arise from our engagement with business partners, customers, service providers, network participants, including merchants and other third parties. For example, our third-party risk management policy is designed to help enable timely and effective identification, measurement and management of third-party risks throughout the lifecycle of such relationships, which includes planning, due diligence, and third-party selection, contracting, risk-based monitoring and termination. We also assess, identify and manage cybersecurity and technology risks associated with our merger and acquisition activities. See “Governance” below for more information.
As part of our cybersecurity program, we employ a range of security mechanisms and controls throughout our technology environment, which include the use of tools and techniques designed to search for cybersecurity threats and vulnerabilities, as well as processes designed to address such threats and vulnerabilities. We also engage a number of external service providers with additional knowledge and capabilities in cybersecurity threat intelligence, detection and response. When appropriate, we leverage partnerships with relevant government entities, law enforcement agencies and industry information sharing forums, such as the Financial Services Information Sharing and Analysis Center (“FS-ISAC”), to further inform our understanding of the threat environment and how to effectively defend the Company against such threats. These defenses include, among other things, a range of cyber educational initiatives that we design and deliver to employees across the enterprise to promote best practices for protecting our information and data, and reporting cyber threats and other risks to corporate systems, data and facilities. Employees are required to annually certify their completion of training on both cybersecurity and data privacy, and our cyber education program implements targeted testing and training focused on high-risk populations and responding to an evolving threat landscape.
We also maintain an Enterprise Cyber Response Plan (“ECRP”) designed to handle suspected or actual cybersecurity events that could impact us and our personnel, data, systems, transactions processed on our networks, customers and third parties with which we do business. The ECRP defines the roles and responsibilities of various teams, individuals and stakeholders in performing this enterprise response, guides decision making for taking actions and escalations to our executive management and the Board of Directors, as appropriate, and helps to plan follow-on actions that seek to reduce the likelihood of similar events’ recurrence in the future. The ECRP is reviewed and refined periodically and refinement is informed in part by a series of table-top exercises that we conduct over the course of the year.

With respect to our recent acquisition of Discover, we have been actively integrating the Discover cybersecurity program into ours in accordance with our Framework, while continuing to identify, assess, and manage cybersecurity and technology risks that may arise as part of our ongoing integration processes. See “Item 1A. Risk Factors—Risks Relating to the Transaction and Integration of Discover” for more information.
We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, such as the 2019 Cybersecurity Incident, have materially affected our overall business strategy, results of operations or financial condition. For further discussion of cybersecurity, and related risks for our business, see “Item 1A. Risk Factors” under the headings “We face risks related to our operational, technological and organizational infrastructure” and “A cyber-attack or other security incident on us or third parties (including their supply chains) with which we conduct business, including an incident that results in the theft, loss, manipulation or misuse of information (including personal information), or the disabling of systems and access to information critical to business operations, may result in increased costs, reductions in revenue, reputational damage, legal exposure and business disruptions.”
Governance
The Board of Directors is responsible for providing oversight of our Framework. The Risk Committee of the Board of Directors (“Risk Committee”) assists the full Board of Directors in discharging these responsibilities.
The Risk Committee is responsible for overseeing our Framework, including cybersecurity and technology risk. The Risk Committee regularly receives reports from management on our cybersecurity and technology risk profile, key enterprise cybersecurity initiatives, and on any identified significant threats or incidents, or new risk developments, which, in the aggregate, are intended to present an overall view on the status of our cybersecurity program and the Company’s compliance with applicable legal and regulatory requirements.

53	Capital One Financial Corporation (COF)

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
•Chief Information Officer: The CIO oversees the establishment of appropriate governance, processes and accountabilities within each business area to comply with our internal policies.
our second line of defense includes the following:
•Chief Technology Risk Officer: The CTRO provides independent oversight of our cybersecurity programs and challenges of first line risk management and risk-taking activities pertaining to cybersecurity and technology risk.
•The Executive Risk Committee: This committee provides a forum for our top management to have integrated discussions of risk management across the enterprise, including cybersecurity and technology risk, with the purpose of ensuring prioritization and awareness, encouraging alignment and coordinating risk management activities among key executives. Primary responsibility for specialized risk categories, such as cybersecurity and technology, can also be delegated to other senior management sub-committees, as appropriate.
our third line of defense is comprised of:
•Internal Audit: Our internal audit team provides independent and objective assurance to senior management and to the Board of Directors that our cybersecurity and technology risk management processes are designed and working as intended.
In order to be appointed to one of the roles described above, we require the individuals to possess significant relevant experience and expertise in information security, technology, risk management or audit, as demonstrated by a combination of prior employment, possession of relevant industry certifications or related degrees, and other competencies and qualifications. In particular, our CISO has more than 30 years of cybersecurity and information technology experience, including for nearly five years as CISO at a major global technology company before joining the Company, and holds a CISO Certificate from Carnegie Mellon’s Heinze College. Our CTRO has been in cybersecurity for approximately 25 years and spent over three years as the global CISO of a G-SIB. Prior to that, he served as a senior executive in cybersecurity in the U.S. government. He holds a degree in computer science from the Georgia Institute of Technology and a doctorate in computer security from the University of Cambridge. Our CIO has been with the Company for approximately 20 years, during which he has overseen multiple technology transformation initiatives, including the Company’s transition to the public cloud. He holds degrees in physics and business administration from Harvard University.
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
Our 10.4 million square feet of corporate office space consists of approximately 7 million square feet of owned space and 3.4 million square feet of leased space. We maintain corporate office space primarily in Virginia, New York, Texas and Illinois, including our headquarters located in McLean, Virginia.
Our 1.9 million square feet for bank branches and cafés is located primarily across New York, Louisiana, Texas, Maryland, Virginia, New Jersey and the District of Columbia and consists of approximately 1.4 million square feet of leased space and

54	Capital One Financial Corporation (COF)

476 thousand square feet of owned space. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” for information about our premises.
Item 3. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part II—Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others.”
Item 4. Mine Safety Disclosures
Not applicable.

55	Capital One Financial Corporation (COF)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and is traded under the symbol “COF.” As of January 31, 2026, there were 39,599 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in this Report under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

56	Capital One Financial Corporation (COF)

Common Stock Performance Graph
The following graph shows the cumulative total stockholder return on our common stock compared to an overall stock market index, the S&P Composite 500 Stock Index (“S&P 500 Index”), and a published industry index, the S&P Financial Composite Index (“S&P Financial Index”), over the five-year period commencing December 31, 2020 and ended December 31, 2025. The stock performance graph assumes that $100 was invested in our common stock and each index and that all dividends were reinvested. The stock price performance on the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
(Capital One, S&P 500 Index and S&P Financial Index)

$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
$268
$203
$196
Capital One
S&P 500 Index
S&P Financial Index

	December 31,
	2020	2021	2022	2023	2024	2025
Capital One	$100.00	$149.28	$97.56	$140.79	$194.65	$268.00
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P Financial Index	100.00	135.04	120.81	135.49	176.89	203.47

57	Capital One Financial Corporation (COF)

Recent Sales of Unregistered Securities
We did not have any sales of unregistered equity securities in 2025.
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of shares of our common stock for each calendar month in the fourth quarter of 2025. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Publicly Announced Plans (in millions)
October	4,505,409	$215.46	4,503,455	$15,644
November	4,068,170	214.24	3,990,809	14,789
December	2,913,698	232.77	2,899,191	14,114
Total	11,487,277	219.42	11,393,455
__________
(1)On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of the Company’s common stock, effective October 21, 2025. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved by our Board of Directors in April 2022. During the fourth quarter, we repurchased $614 million under the prior authorization and $1.9 billion under the new authorization. There were 1,954, 77,361 and 14,507 shares withheld in October, November and December, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. See “Item 7. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.

58	Capital One Financial Corporation (COF)

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Part I—Item 1. Business—Forward-Looking Statements” for more information on the forward-looking statements in this Report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of December 31, 2025 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is intended to provide the reader with an understanding of our results of operations and financial condition, including capital and liquidity management, by focusing on changes from year to year in certain key measures used by management to evaluate performance, such as profitability, growth and credit quality metrics. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements as of and for the year ended December 31, 2025 and accompanying notes. MD&A is organized in the following sections:

• Selected Financial Data	• Capital Management
• Executive Summary	• Risk Management
• Consolidated Results of Operations	• Credit Risk Profile
• Consolidated Balance Sheets Analysis	• Liquidity Risk Profile
• Off-Balance Sheet Arrangements	• Market Risk Profile
• Business Segment Financial Performance	• Supplemental Tables
• Critical Accounting Policies and Estimates	• Glossary and Acronyms
• Accounting Changes and Developments

59	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance metrics for the three-year period ended December 31, 2025, 2024 and 2023. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with U.S. GAAP, nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Three-Year Summary of Selected Financial Data

(Dollars in millions, except per share data and as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Income statement
Interest income	$58,696	$46,034	$41,938	28%	10%
Interest expense	15,818	14,826	12,697	7	17
Net interest income	42,878	31,208	29,241	37	7
Non-interest income	10,556	7,904	7,546	34	5
Total net revenue	53,434	39,112	36,787	37	6
Provision for credit losses	20,655	11,716	10,426	76	12
Non-interest expense:
Marketing	5,884	4,562	4,009	29	14
Operating expense	24,614	16,924	16,307	45	4
Total non-interest expense	30,498	21,486	20,316	42	6
Income from continuing operations before income taxes	2,281	5,910	6,045	(61)	(2)
Income tax provision	193	1,163	1,158	(83)	—
Income from continuing operations, net of tax	2,088	4,747	4,887	(56)	(3)
Income from discontinued operations, net of tax	365	3	—	**	**
Net income	2,453	4,750	4,887	(48)	(3)
Dividends and undistributed earnings allocated to participating securities	(26)	(77)	(77)	(66)	—
Preferred stock dividends	(252)	(228)	(228)	11	—
Discount on redeemed preferred stock	6	—	—	**	—
Net income available to common stockholders	$2,181	$4,445	$4,582	(51)	(3)
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$3.36	$11.60	$11.98	(71)%	(3)%
Income from discontinued operations	0.67	0.01	—	**	**
Net income per basic common share	$4.03	$11.61	$11.98	(65)	(3)
Diluted earnings per common share:
Net income from continuing operations	$3.36	$11.58	$11.95	(71)%	(3)%
Income from discontinued operations	0.67	0.01	—	**	**
Net income per diluted common share	$4.03	$11.59	$11.95	(65)	(3)
Common shares outstanding (period-end, in millions)	625.1	381.2	380.4	64	—
Dividends declared and paid per common share	$2.60	$2.40	$2.40	8	—
Book value per common share (period-end)	181.76	159.44	152.71	14	4
Tangible book value per common share (period-end)(1)	107.72	106.97	99.78	1	7
Common dividend payout ratio(2)	64.52%	20.67%	20.03%	44	1
Stock price per common share (period-end)	$242.36	$178.32	$131.12	36	36
Total market capitalization (period-end)	151,500	67,981	49,877	123	36

60	Capital One Financial Corporation (COF)

(Dollars in millions, except per share data and as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Balance sheet (average balances)
Loans held for investment	$396,725	$317,421	$311,541	25%	2%
Interest-earning assets	546,685	453,481	441,238	21	3
Total assets	597,536	480,451	467,807	24	3
Interest-bearing deposits	402,209	324,297	313,737	24	3
Total deposits	429,620	351,168	343,554	22	2
Borrowings	48,034	48,465	49,332	(1)	(2)
Common equity	89,286	54,953	50,349	62	9
Total stockholders’ equity	94,542	59,799	55,195	58	8
Selected performance metrics
Purchase volume	$828,467	$654,436	$620,290	27%	6%
Global Payment Network volume(3)	401,775	N/A	N/A	**	**
Total net revenue margin(4)	9.77%	8.62%	8.34%	115bps	28bps
Net interest margin	7.84	6.88	6.63	96	25
Return on average assets(5)	0.35	0.99	1.04	(64)	(5)
Return on average tangible assets(6)	0.37	1.02	1.08	(65)	(6)
Return on average common equity(7)	2.03	8.08	9.10	(605)	(102)
Return on average tangible common equity(8)	3.16	11.18	13.04	(802)	(186)
Equity-to-assets ratio(9)	15.82	12.45	11.80	337	65
Efficiency ratio(10)	57.08	54.93	55.23	215	(30)
Operating efficiency ratio(11)	46.06	43.27	44.33	279	(106)
Effective income tax rate from continuing operations	8.5	19.7	19.2	(1,120)	50
Net charge-offs	$13,102	$10,748	$8,414	22%	28%
Net charge-off rate	3.30%	3.39%	2.70%	(9) bps	69	bps

	December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Balance sheet (period-end)
Loans held for investment	$453,622	$327,775	$320,472	38%	2%
Interest-earning assets	613,750	463,058	449,701	33	3
Total assets	669,009	490,144	478,464	36	2
Interest-bearing deposits	448,386	336,585	320,389	33	5
Total deposits	475,771	362,707	348,413	31	4
Borrowings	51,000	45,551	49,856	12	(9)
Common equity	108,209	55,938	53,244	93	5
Total stockholders’ equity	113,616	60,784	58,089	87	5
Credit quality metrics
Allowance for credit losses	$23,409	$16,258	$15,296	44%	6%
Allowance coverage ratio	5.16%	4.96%	4.77%	20bps	19bps
30+ day performing delinquency rate	3.41	3.69	3.71	(28)	(2)
30+ day delinquency rate	3.59	3.98	3.99	(39)	(1)

61	Capital One Financial Corporation (COF)

	December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Capital ratios
Common equity Tier 1 capital(12)	14.3%	13.5%	12.9%	80bps	60bps
Tier 1 capital(12)	15.3	14.8	14.2	50	60
Total capital(12)	17.2	16.4	16.0	80	40
Tier 1 leverage(12)	12.5	11.6	11.2	90	40
Tangible common equity (“TCE”)(13)	10.7	8.6	8.2	210	39
Supplementary leverage(12)	10.6	9.9	9.6	70	30
Other
Employees (period end, in thousands)	76.3	52.6	52.0	45%	1%
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
(3)Global Payment Network volume includes transactions processed on the Discover Network, PULSE Network, Diners Club and Network Partners.
(4)Total net revenue margin is calculated based on total net revenue for the period divided by average interest-earning assets for the period.
(5)Return on average assets is calculated based on net income (loss) less income (loss) from discontinued operations, net of tax, for the period divided by average total assets for the period.
(6)Return on average tangible assets is a non-GAAP measure calculated based on net income (loss) less income (loss) from discontinued operations, net of tax, for the period divided by average tangible assets for the period. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(7)Return on average common equity is calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(8)Return on average tangible common equity is a non-GAAP measure calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. Our calculation of return on average TCE may not be comparable to similarly-titled measures reported by other companies. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(9)Equity-to-assets ratio is calculated based on average stockholders’ equity for the period divided by average total assets for the period.
(10)Efficiency ratio is calculated based on total non-interest expense for the period divided by total net revenue for the period.
(11)Operating efficiency ratio is calculated based on operating expense for the period divided by total net revenue for the period.
(12)Capital ratios are calculated based on the Basel III standardized approach framework. See “Capital Management” for additional information.
(13)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Table—Table B—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
**    Not meaningful.

62	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $2.5 billion ($4.03 per diluted common share) on total net revenue of $53.4 billion for 2025. In comparison, we reported net income of $4.8 billion ($11.59 per diluted common share) on total net revenue of $39.1 billion for 2024 and net income of $4.9 billion ($11.95 per diluted common share) on total net revenue of $36.8 billion for 2023.
Our CET1 capital ratio as calculated under the Basel III standardized approach was 14.3% and 13.5% as of December 31, 2025 and 2024, respectively. See “Capital Management” for additional information.
For the year ended 2025, we declared and paid common stock dividends of $1.5 billion and repurchased $3.8 billion of shares of our common stock. On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of the Company’s common stock, effective October 21, 2025. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved by our Board of Directors in April 2022. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in 2025. These highlights are based on a comparison between the results of 2025 and 2024, except as otherwise noted. The changes in our financial condition and credit performance as of December 31, 2025 compared to December 31, 2024 were primarily driven by the Transaction. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income decreased by $2.3 billion to $2.5 billion in the year ended 2025 compared to 2024 primarily driven by:
◦Higher provision for credit losses primarily driven by the initial allowance for credit losses for non-purchased credit deteriorated (“non-PCD”) loans acquired in the Transaction.
◦Higher non-interest expense primarily driven by impacts from the Transaction, including integration expenses, as well as continued investments in technology and higher marketing spend.
These drivers were partially offset by:
◦Higher net interest income primarily driven by higher loan balances, including the impacts of the Transaction, and lower rates paid on deposits.
◦Higher non-interest income primarily driven by growth in our credit card portfolio and the impacts of acquiring the Global Payment Network, both as a result of the Transaction.
•Loans Held for Investment:
◦Loans held for investment increased by $125.8 billion to $453.6 billion as of December 31, 2025 compared to December 31, 2024 primarily driven by growth in our credit card loan portfolio, including the impact of the Transaction, as well as growth in our auto loan portfolio. The Transaction contributed $108.2 billion of loans held for investment as of the Closing Date.
◦Average loans held for investment increased by $79.3 billion to $396.7 billion in the year ended 2025 compared to 2024 primarily driven by growth in our credit card loan portfolio, including the impact of the Transaction, as well as growth in our auto loan portfolio.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate decreased by 9 bps to 3.30% in 2025 compared to 2024.
◦Our 30+ day delinquency rate decreased by 39 bps to 3.59% as of December 31, 2025 from December 31, 2024.

63	Capital One Financial Corporation (COF)

•Allowance for Credit Losses: Our allowance for credit losses increased by $7.2 billion to $23.4 billion as of December 31, 2025 compared to December 31, 2024 primarily driven by the initial allowance for credit losses acquired in the Transaction. Our allowance coverage ratio increased by 20 bps to 5.16% as of December 31, 2025 compared to December 31, 2024 primarily driven by a higher concentration of credit card loans, which carry comparatively higher coverage than our auto and commercial loan portfolios.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for 2025, 2024 and 2023. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
Net Interest Income
Net interest income represents the difference between interest income, including certain fees, earned on our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our interest-earning assets include loans, investment securities and other interest-earning assets, while our interest-bearing liabilities include interest-bearing deposits, securitized debt obligations, senior and subordinated notes, other borrowings and other interest-bearing liabilities. Generally, we include in interest income any past due fees, net of reversals, on loans that we deem collectible. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the notional impact of non-interest-bearing funding and excluding discontinued operations. We expect net interest income and our net interest margin to fluctuate based on changes in interest rates and changes in the amount and composition of our interest-earning assets and interest-bearing liabilities. Loans, other assets and liabilities associated with discontinued operations, and their related income and expense, are excluded from the net interest margin calculation.

64	Capital One Financial Corporation (COF)

Table 1 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for 2025, 2024 and 2023 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 1: Average Balances, Net Interest Income and Net Interest Margin

	Year Ended December 31,
	2025			2024			2023
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$227,309	$40,813	17.95%	$153,115	$29,226	19.09%	$141,675	$26,267	18.54%
Consumer banking	81,225	7,604	9.36	75,974	6,612	8.70	77,514	6,041	7.79
Commercial banking(3)	88,685	5,585	6.30	89,007	6,301	7.08	92,984	6,363	6.84
Other(4)	—	(981)	**	—	(1,245)	**	—	(1,261)	**
Total loans, including loans held for sale	397,219	53,021	13.35	318,096	40,894	12.86	312,173	37,410	11.98
Investment securities	94,810	3,218	3.39	90,250	2,873	3.18	89,105	2,550	2.86
Cash equivalents and other interest-earning assets	54,656	2,457	4.50	45,135	2,267	5.02	39,960	1,978	4.95
Total interest-earning assets	546,685	58,696	10.74	453,481	46,034	10.15	441,238	41,938	9.50
Cash and due from banks	4,588			3,793			3,869
Allowance for credit losses	(20,800)			(15,968)			(14,290)
Premises and equipment, net	5,099			4,409			4,373
Other assets	57,733			34,736			32,617
Assets of discontinued operations	4,231			—			—
Total assets	$597,536			$480,451			$467,807
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$402,209	$12,925	3.21%	$324,297	$11,493	3.54%	$313,737	$9,489	3.02%
Securitized debt obligations	13,088	660	5.04	16,507	958	5.80	17,675	959	5.42
Senior and subordinated notes	34,017	2,172	6.39	31,529	2,333	7.40	31,109	2,204	7.08
Other borrowings and interest-bearing liabilities(5)	3,016	61	2.02	2,424	42	1.71	2,394	45	1.89
Total interest-bearing liabilities	452,330	15,818	3.50	374,757	14,826	3.96	364,915	12,697	3.48
Non-interest-bearing deposits	27,411			26,871			29,817
Other liabilities	23,235			19,024			17,880
Liabilities of discontinued operations	18			—			—
Total liabilities	502,994			420,652			412,612
Stockholders’ equity	94,542			59,799			55,195
Total liabilities and stockholders’ equity	$597,536			$480,451			$467,807
Net interest income/spread		$42,878	7.24		$31,208	6.20		$29,241	6.03
Impact of non-interest-bearing funding			0.60			0.68			0.60
Net interest margin			7.84%			6.88%			6.63%
__________
(1)Average yield is calculated based on interest income for the period divided by average loans during the period. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $2.6 billion in 2025, $2.3 billion in 2024 and $2.2 billion in 2023.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking

65	Capital One Financial Corporation (COF)

revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $80 million in 2025, $79 million in 2024 and $74 million in 2023, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.1 billion, $2.0 billion and $1.8 billion in 2025, 2024 and 2023, respectively. Related interest expense was $31 million, $31 million and $32 million for 2025, 2024 and 2023, respectively.
**    Not meaningful.
Net interest income increased by $11.7 billion to $42.9 billion in 2025 compared to 2024 primarily driven by higher loan balances, including the impacts of the Transaction, and lower rates paid on deposits.
Net interest margin increased by 96 bps to 7.84% in 2025 compared to 2024 primarily driven by higher loan balances, including the impacts of the Transaction, and lower rates paid on deposits.
Our total company cumulative interest-bearing deposit beta increased to 23% as of December 31, 2025, from 11% as of December 31, 2024. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to changes in the upper bound of the federal funds rate during the falling interest rate cycle.

66	Capital One Financial Corporation (COF)

Table 2 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•Changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•Changes in the interest rates related to these assets and liabilities.
Table 2: Rate/Volume Analysis of Net Interest Income(1)

	2025 vs. 2024			2024 vs. 2023
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$11,587	$13,322	$(1,735)	$2,959	$2,166	$793
Consumer banking	992	473	519	571	(120)	691
Commercial banking(2)	(716)	(23)	(693)	(62)	(272)	210
Other(3)	264	162	102	16	—	16
Total loans, including loans held for sale	12,127	13,934	(1,807)	3,484	1,774	1,710
Investment securities	345	149	196	323	33	290
Cash equivalents and other interest-earning assets	190	428	(238)	289	259	30
Total interest income	12,662	14,511	(1,849)	4,096	2,066	2,030
Interest expense:
Interest-bearing deposits	1,432	2,504	(1,072)	2,004	328	1,676
Securitized debt obligations	(298)	(181)	(117)	(1)	(64)	63
Senior and subordinated notes	(161)	159	(320)	129	30	99
Other borrowings and liabilities	19	11	8	(3)	1	(4)
Total interest expense	992	2,493	(1,501)	2,129	295	1,834
Net interest income	$11,670	$12,018	$(348)	$1,967	$1,771	$196

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
Non-Interest Income
Table 3 displays the components of non-interest income for 2025, 2024 and 2023.
Table 3: Non-Interest Income

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Discount and interchange fees, net	$6,443	$4,882	$4,793
Service charges and other customer-related fees	2,849	1,976	1,667
Net securities gains (losses)	—	(35)	(34)
Other(1)(2)	1,264	1,081	1,120
Total non-interest income	$10,556	$7,904	$7,546

67	Capital One Financial Corporation (COF)

__________
(1)Primarily consists of revenue from Capital One Shopping, treasury income, auto industry services and other investment income.
(2)Includes gains of $105 million, $94 million and $86 million on deferred compensation plan investments in 2025, 2024 and 2023, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $2.7 billion to $10.6 billion in 2025 compared to 2024 primarily due to growth in our credit card portfolio and the impacts of acquiring the Global Payment Network, both as a result of the Transaction.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. We recorded a provision for credit losses of $20.7 billion in 2025, $11.7 billion in 2024 and $10.4 billion in 2023.
Our provision for credit losses increased by $8.9 billion to $20.7 billion in 2025 as compared to 2024 primarily driven by the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Item 8. Financial Statements and Supplementary Data—Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology, see “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

68	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 4 displays the components of non-interest expense for 2025, 2024 and 2023.
Table 4: Non-Interest Expense

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating expense:
Salaries and associate benefits(1)	$12,471	$9,398	$9,302
Occupancy and equipment	3,166	2,366	2,160
Professional services	2,424	1,610	1,268
Communications and data processing	1,770	1,462	1,383
Amortization of intangibles	1,326	77	82
Other non-interest expense:
Bankcard, regulatory and other fee assessments	490	304	548
Collections	730	366	353
Other	2,237	1,341	1,211
Total other non-interest expense	3,457	2,011	2,112
Total operating expense	$24,614	$16,924	$16,307
Marketing	5,884	4,562	4,009
Total non-interest expense	$30,498	$21,486	$20,316
_________
(1)Includes expenses of $105 million, $94 million and $86 million related to our deferred compensation plan investments for 2025, 2024 and 2023, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $9.0 billion to $30.5 billion in the year ended 2025 compared to 2024 primarily driven by impacts from the Transaction, including integration expenses, as well as continued investments in technology and higher marketing spend.
For the years ended December 31, 2025 and 2024, we have incurred $1.1 billion and $234 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries, associate benefits and professional services, which are included within operating expense in our consolidated statements of income.

69	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax expense of $193 million (8.5% effective income tax rate), $1.2 billion (19.7% effective income tax rate) and $1.2 billion (19.2% effective income tax rate) in 2025, 2024 and 2023, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We recorded a discrete tax benefit of $123 million in 2025, a discrete tax benefit of $27 million in 2024 and a discrete tax expense of $6 million in 2023. The discrete tax benefit in 2025 was primarily due to a State of California law change that resulted in a $128 million benefit.
We provide additional information on items affecting our income taxes and effective tax rate in “Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes.”
Income from Discontinued Operations, Net of Tax
Income from discontinued operations consists of results from the discontinued Discover Home Loan business acquired as a part of the Transaction. Income from discontinued operations, net of tax, was $365 million in 2025 primarily driven by a $483 million pre-tax gain on the sale of the Discover Home Loans Business in the fourth quarter of 2025. See “Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” for additional information.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $178.9 billion to $669.0 billion as of December 31, 2025 from December 31, 2024 primarily driven by the Transaction and growth in our credit card and auto loan portfolios. The Transaction contributed $168.6 billion in identifiable assets as of the Closing Date. See “Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” for more information.
Total liabilities increased by $126 billion to $555.4 billion as of December 31, 2025 from December 31, 2024. The Transaction contributed $130.2 billion in identifiable liabilities as of the Closing Date, partially offset by maturities and paydowns of securitized debt obligations and senior and subordinated notes.
Stockholders’ equity increased by $52.8 billion to $113.6 billion as of December 31, 2025 from December 31, 2024 primarily driven by reissuance of treasury stock of $50.6 billion related to the Transaction.
The following is a discussion of material changes in the major components of our assets and liabilities during 2025. Period-end balance sheet amounts may vary from average balance sheet amounts due to the Transaction, timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of December 31, 2025 and 2024, respectively.
The fair value of our investment securities portfolio increased by $8.0 billion to $91.1 billion as of December 31, 2025 from 2024 primarily driven by net purchases, including securities acquired in the Transaction and decreases in relevant benchmark interest rates.

70	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 5 summarizes by segment the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of December 31, 2025 and 2024.
Table 5: Loans Held for Investment

	December 31, 2025			December 31, 2024
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$279,570	$(20,066)	$259,504	$162,508	$(12,974)	$149,534
Consumer Banking	84,790	(1,892)	82,898	78,092	(1,884)	76,208
Commercial Banking	89,262	(1,451)	87,811	87,175	(1,400)	85,775
Total	$453,622	$(23,409)	$430,213	$327,775	$(16,258)	$311,517
Loans held for investment increased by $125.8 billion to $453.6 billion as of December 31, 2025 compared to December 31, 2024 primarily driven by growth in our credit card loan portfolio, including the impact of the Transaction, as well as growth in our auto loan portfolio. The Transaction contributed $108.2 billion of loans held for investment as of the Closing Date.
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
Table 6 provides the composition of our primary sources of funding as of December 31, 2025 and 2024.
Table 6: Funding Sources Composition

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$423,932	80%	$318,329	78%
Commercial Banking	31,250	6	31,691	8
Other(1)	20,589	4	12,687	3
Total deposits	475,771	90	362,707	89
Securitized debt obligations	12,853	3	14,264	3
Other debt	38,147	7	31,287	8
Total funding sources	$526,771	100%	$408,258	100%
__________
(1)Includes brokered deposits of $19.2 billion and $11.6 billion as of December 31, 2025 and 2024, respectively.
Total deposits increased by $113.1 billion to $475.8 billion as of December 31, 2025 from December 31, 2024 primarily driven by the Transaction and continued growth from our national banking strategy. The Transaction contributed $106.9 billion of deposits as of the Closing Date.
As of December 31, 2025 and 2024, we held $71.9 billion and $64.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 15% and 18% of our total deposits as of December 31, 2025 and 2024, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies, primarily adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.

71	Capital One Financial Corporation (COF)

Securitized debt obligations decreased by $1.4 billion to $12.9 billion as of December 31, 2025 from December 31, 2024 primarily driven by net maturities and paydowns.
Other debt increased by $6.9 billion to $38.1 billion as of December 31, 2025 from December 31, 2024 primarily driven by the Transaction, which contributed $7.5 billion of other debt as of the Closing Date.
We provide additional information on our funding sources in “Liquidity Risk Profile” and “Item 8. Financial Statements and Supplementary Data—Note 9—Deposits and Borrowings.”

72	Capital One Financial Corporation (COF)

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
Deferred tax assets, net of deferred tax liabilities and valuation allowances, were approximately $5.9 billion as of December 31, 2025, a decrease of $3.1 billion from December 31, 2024. The decrease in our net deferred tax assets was mainly related to purchase accounting adjustments, including new intangibles and the revaluation of Discover’s assets and liabilities, favorable changes related to capitalized research costs from the One Big Beautiful Bill Act, and a decrease in the unrealized losses related to our available for sale securities and derivatives. These factors were partially offset by the initial establishment of Discover related allowance for credit losses.
Our recorded valuation allowance balances were $320 million and $529 million as of December 31, 2025 and 2024, respectively. If changes in circumstances lead us to change our judgment about our ability to realize deferred tax assets in future years, we will adjust our valuation allowances in the period that our change in judgment occurs and record a corresponding increase or charge to income.
We provide additional information on income taxes in “Consolidated Results of Operations” and “Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes.”

73	Capital One Financial Corporation (COF)

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

74	Capital One Financial Corporation (COF)

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, integration expenses and certain liabilities incurred by Discover ahead of the Transaction.
The results related to the acquired Home Loan business have been reflected as discontinued operations. As such, the related results have been excluded from continuing operations and business segment results.
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
We summarize our business segment results for the years ended December 31, 2025, 2024 and 2023 and provide a comparative discussion of these results for 2025 and 2024, as well as changes in our financial condition and credit performance metrics as of December 31, 2025 compared to December 31, 2024. We provide a reconciliation of our total business segment results to our reported consolidated results in “Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers.”

75	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 7 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the years ended December 31, 2025, 2024 and 2023. We provide information on the allocation methodologies used to derive our business segment results in “Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers.”
Table 7: Business Segment Results

	Year Ended December 31,
	2025				2024				2023
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$39,560	74%	$645	31%	$28,164	72%	$3,292	69%	$25,669	70%	$3,457	71%
Consumer Banking	10,433	19	1,225	59	8,718	22	1,460	31	9,302	25	2,258	46
Commercial Banking(3)	3,655	7	1,043	50	3,601	9	1,209	25	3,520	10	691	14
Other(3)	(214)	—	(825)	(40)	(1,371)	(3)	(1,214)	(25)	(1,704)	(5)	(1,519)	(31)
Total	$53,434	100%	$2,088	100%	$39,112	100%	$4,747	100%	$36,787	100%	$4,887	100%
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

76	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net discount and interchange income and fees collected from customers. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Credit Card business generated income from continuing operations, net of tax, of $645 million, $3.3 billion and $3.5 billion in 2025, 2024 and 2023, respectively.
Table 8 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 8: Credit Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selected income statement data:
Net interest income	$31,822	$22,088	$19,729	44%	12%
Non-interest income	7,738	6,076	5,940	27	2
Total net revenue(1)	39,560	28,164	25,669	40	10
Provision for credit losses	19,066	10,272	8,651	86	19
Non-interest expense	19,641	13,576	12,490	45	9
Income from continuing operations before income taxes	853	4,316	4,528	(80)	(5)
Income tax provision	208	1,024	1,071	(80)	(4)
Income from continuing operations, net of tax	$645	$3,292	$3,457	(80)	(5)
Selected performance metrics:
Average loans held for investment:
Domestic credit card	$214,084	$146,000	$135,213	47	8
Personal loans	6,061	N/A	N/A	**	**
International card businesses	7,164	6,868	6,359	4	8
Total credit card	$227,309	$152,868	$141,572	49	8
Average yield on loans(2)	17.95%	19.09%	18.54%	(114)bps	55bps
Total net revenue margin(3)	17.40	18.39	18.12	(99)	27
Net charge-offs	$11,571	$8,987	$6,472	29%	39%
Net charge-off rate(4)	5.09%	5.88%	4.57%	(79)bps	131bps
Purchase volume	$828,467	$654,436	$620,290	27%	6%

(Dollars in millions, except as noted)	December 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Domestic credit card	$262,403	$155,618	69%
Personal loans	9,499	N/A	**
International card businesses	7,668	6,890	11
Total credit card	$279,570	$162,508	72
30+ day performing delinquency rate	3.93%	4.53%	(60)bps
30+ day delinquency rate	3.94	4.54	(60)
Nonperforming loan rate(5)	0.01	0.01	—
Allowance for credit losses	$20,066	$12,974	55%
Allowance coverage ratio	7.18%	7.98%	(80)bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $3.3 billion, $2.6 billion and $1.9 billion in 2025, 2024 and 2023, respectively, for finance charges and fees charged off as uncollectible.

77	Capital One Financial Corporation (COF)

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
**    Not meaningful.
Key factors affecting the results of our Credit Card business for 2025 compared to 2024, and changes in financial condition and credit performance between December 31, 2025 and 2024 include the following:
•Net Interest Income: Net interest income increased by $9.7 billion to $31.8 billion in 2025 primarily driven by higher loan balances, including the impacts of the Transaction.
•Non-Interest Income: Non-interest income increased by $1.7 billion to $7.7 billion in 2025 primarily due to growth in our portfolio, including the impacts of the Transaction.
•Provision for Credit Losses: Provision for credit losses increased by $8.8 billion to $19.1 billion in 2025 primarily driven by the initial allowance for credit losses for non-PCD loans acquired in the Transaction.

•Non-Interest Expense: Non-interest expense increased by $6.1 billion to $19.6 billion in 2025 primarily driven by the impacts of the Transaction, continued investments in technology and higher marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $117.1 billion to $279.6 billion as of December 31, 2025 from December 31, 2024 primarily driven by the Transaction and growth across our portfolio. The Transaction contributed $108.2 billion in loans held for investment as of the Closing Date.

•Average loans held for investment increased by $74.4 billion to $227.3 billion in 2025 compared to 2024 primarily driven by the Transaction and growth across our portfolio.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 79 bps to 5.09% in 2025 compared to 2024. The loan portfolio acquired as part of the Transaction decreased the net charge-off rate by 35 bps for the year ended 2025.

•The 30+ day delinquency rate decreased by 60 bps to 3.94% as of December 31, 2025 from December 31, 2024. The loan portfolio acquired as part of the Transaction decreased the 30+ day delinquency rate by 44 bps for the year ended 2025.

78	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated income from continuing operations, net of tax, of $858 million, $3.1 billion and $3.3 billion in 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 8.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 8.1: Domestic Card Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selected income statement data:
Net interest income	$29,785	$20,881	$18,610	43%	12%
Non-interest income	7,537	5,811	5,672	30	2
Total net revenue(1)	37,322	26,692	24,282	40	10
Provision for credit losses	17,701	9,867	8,268	79	19
Non-interest expense	18,495	12,727	11,648	45	9
Income from continuing operations before income taxes	1,126	4,098	4,366	(73)	(6)
Income tax provision	268	967	1,030	(72)	(6)
Income from continuing operations, net of tax	$858	$3,131	$3,336	(73)	(6)
Selected performance metrics:
Average loans held for investment	$214,084	$146,000	$135,213	47	8
Average yield on loans(2)	17.92%	19.03%	18.46%	(111)bps	57	bps
Total net revenue margin(3)	17.43	18.25	17.94	(82)	31
Net charge-offs	$10,971	$8,634	$6,164	27%	40%
Net charge-off rate(4)	5.12%	5.91%	4.56%	(79)bps	135	bps
Purchase volume	$812,221	$639,341	$605,664	27%	6%

(Dollars in millions, except as noted)	December 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment	$262,403	$155,618	69%
30+ day performing delinquency rate	3.99%	4.53%	(54)bps
Allowance for credit losses	$18,811	$12,494	51%
Allowance coverage ratio	7.17%	8.03%	(86)bps
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
(4)Charge-offs exclude $18.0 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.1 billion included as a benefit to the allowance for credit losses.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in 2025 compared to 2024 primarily driven by:
•Higher provision for credit losses primarily driven by the initial allowance for credit losses for non-PCD loans acquired in the Transaction.
•Higher non-interest expense primarily driven by the impacts of the Transaction, continued investments in technology and higher marketing spend.

79	Capital One Financial Corporation (COF)

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
Our Consumer Banking business generated income from continuing operations, net of tax, of $1.2 billion, $1.5 billion and $2.3 billion in 2025, 2024 and 2023, respectively.

Table 9 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 9: Consumer Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selected income statement data:
Net interest income	$8,758	$8,023	$8,713	9%	(8)%
Non-interest income	1,675	695	589	141	18
Total net revenue	10,433	8,718	9,302	20	(6)
Provision for credit losses	1,302	1,435	1,169	(9)	23
Non-interest expense	7,524	5,372	5,178	40	4
Income from continuing operations before income taxes	1,607	1,911	2,955	(16)	(35)
Income tax provision	382	451	697	(15)	(35)
Income from continuing operations, net of tax	$1,225	$1,460	$2,258	(16)	(35)

80	Capital One Financial Corporation (COF)

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selected performance metrics:
Average loans held for investment:
Auto	$80,009	$74,692	$76,067	7	(2)
Retail banking	1,216	1,281	1,446	(5)	(11)
Total consumer banking	$81,225	$75,973	$77,513	7	(2)
Average yield on loans held for investment(1)	9.36%	8.70%	7.79%	66bps	91	bps
Average deposits	$379,915	$303,873	$285,880	25%	6%
Average deposits interest rate	3.02%	3.23%	2.59%	(21)bps	64	bps
Net charge-offs	$1,294	$1,593	$1,364	(19)%	17%
Net charge-off rate	1.59%	2.10%	1.76%	(51)bps	34	bps
Global Payment Network volume	$401,775	N/A	N/A	**	**
Auto loan originations	40,996	$34,542	$26,980	19%	28%

(Dollars in millions, except as noted)	December 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Auto	$83,600	$76,829	9%
Retail banking	1,190	1,263	(6)
Total consumer banking	$84,790	$78,092	9
30+ day performing delinquency rate	5.17%	5.87%	(70)bps
30+ day delinquency rate	5.73	6.73	(100)
Nonperforming loan rate	0.69	0.99	(30)
Nonperforming asset rate(2)	0.79	1.08	(29)
Allowance for credit losses	$1,892	$1,884	—
Allowance coverage ratio	2.23%	2.41%	(18)bps
Deposits	$423,932	$318,329	33%
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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for 2025 compared to 2024, and changes in financial condition and credit performance between December 31, 2025 and 2024 include the following:
•Net Interest Income: Net interest income increased by $735 million to $8.8 billion in 2025 primarily driven by higher deposits as a result of the Transaction and higher average loan balances in our auto business.
•Non-Interest Income: Non-interest income increased by $980 million to $1.7 billion in 2025 primarily driven by the impacts of acquiring the Global Payment Network in the Transaction.
•Provision for Credit Losses: Provision for credit losses decreased by $133 million to $1.3 billion in 2025 primarily driven by favorable credit performance in our auto loan portfolio.
•Non-Interest Expense: Non-interest expense increased by $2.2 billion to $7.5 billion in 2025 primarily driven by the impacts of the Transaction, an increase in the litigation accrual, continued investments in technology and higher marketing spend.

81	Capital One Financial Corporation (COF)

Loans Held for Investment:
•Period-end loans held for investment increased by $6.7 billion to $84.8 billion as of December 31, 2025 from December 31, 2024 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $5.3 billion to $81.2 billion in 2025 compared to 2024 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $105.6 billion to $423.9 billion as of December 31, 2025 from December 31, 2024 primarily driven by the Transaction and continued growth from our national banking strategy. The Transaction contributed $91.7 billion in deposits as of the Closing Date.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 51 bps to 1.59% in 2025 compared to 2024 primarily driven by favorable credit performance in our auto loan portfolio.
•The 30+ day delinquency rate decreased by 100 bps to 5.73% as of December 31, 2025 compared to December 31, 2024.
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
Our Commercial Banking business generated income from continuing operations, net of tax, of $1.0 billion, $1.2 billion and $691 million in 2025, 2024 and 2023, respectively.

82	Capital One Financial Corporation (COF)

Table 10 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 10: Commercial Banking Business Results

	Year Ended December 31,			Change
(Dollars in millions, except as noted)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selected income statement data:
Net interest income	$2,334	$2,391	$2,518	(2)%	(5)%
Non-interest income	1,321	1,210	1,002	9	21
Total net revenue(1)	3,655	3,601	3,520	1	2
Provision for credit losses(2)	287	8	605	**	(99)
Non-interest expense	1,999	2,011	2,011	(1)	—
Income from continuing operations before income taxes	1,369	1,582	904	(13)	75
Income tax provision	326	373	213	(13)	75
Income from continuing operations, net of tax	$1,043	$1,209	$691	(14)	75
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$32,634	$33,141	$36,448	(2)	(9)
Commercial and industrial	55,557	55,439	56,008	—	(1)
Total commercial banking	$88,191	$88,580	$92,456	—	(4)
Average yield on loans held for investment(1)(3)	6.30%	7.09%	6.86%	(79)bps	23bps
Average deposits	$30,859	$31,140	$37,411	(1)%	(17)%
Average deposits interest rate	2.07%	2.51%	2.68%	(44)bps	(17)bps
Net charge-offs	$237	$168	$578	41%	(71)%
Net charge-off rate	0.27%	0.19%	0.62%	8bps	(43)bps

(Dollars in millions, except as noted)	December 31, 2025	December 31, 2024	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$33,618	$31,903	5%
Commercial and industrial	55,644	55,272	1
Total commercial banking	$89,262	$87,175	2
Nonperforming loan rate	1.36%	1.39%	(3)bps
Nonperforming asset rate(4)	1.39	1.39	—
Allowance for credit losses(2)	$1,451	$1,400	4%
Allowance coverage ratio	1.63%	1.61%	2bps
Deposits	$31,250	$31,691	(1)%
Loans serviced for others	52,240	52,749	(1)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $142 million, $143 million and $158 million as of December 31, 2025, 2024 and 2023, respectively.
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

83	Capital One Financial Corporation (COF)

Key factors affecting the results of our Commercial Banking business for 2025 compared to 2024, and changes in financial condition and credit performance between December 31, 2025 and 2024 include the following:
•Net Interest Income: Net interest income decreased by $57 million to $2.3 billion in 2025 primarily driven by lower margins.
•Non-Interest Income: Non-interest income increased by $111 million to $1.3 billion in 2025 primarily driven by our capital markets business.
•Provision for Credit Losses: Provision for credit losses increased by $279 million to $287 million in 2025 primarily driven by a net allowance build compared to a net allowance release in 2024.
•Non-Interest Expense: Non-interest expense remained substantially flat at $2.0 billion in 2025 compared to 2024.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.1 billion to $89.3 billion as of December 31, 2025 from December 31, 2024 primarily due to originations outpacing customer payments.
•Average loans held for investment remained substantially flat at $88.2 billion in 2025 compared to 2024.
Deposits:
•Period-end deposits decreased by $441 million to $31.3 billion as of December 31, 2025 from December 31, 2024 primarily driven by isolated attrition.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 8 bps to 0.27% in 2025 compared to 2024.
•The nonperforming loan rate decreased by 3 bps to 1.36% as of December 31, 2025 compared to December 31, 2024.
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

84	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Other category for the periods indicated.
Table 11: Other Category Results

	Year Ended December 31,			Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selected income statement data:
Net interest loss	$(36)	$(1,294)	$(1,719)	(97)%	(25)%
Non-interest income (loss)	(178)	(77)	15	131	**
Total net loss(1)	(214)	(1,371)	(1,704)	(84)	(20)
Provision for credit losses	—	1	1	**	—
Non-interest expense	1,334	527	637	153	(17)
Loss from continuing operations before income taxes	(1,548)	(1,899)	(2,342)	(18)	(19)
Income tax benefit	(723)	(685)	(823)	6	(17)
Loss from continuing operations, net of tax	$(825)	$(1,214)	$(1,519)	(32)	(20)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
**    Not meaningful.

Loss from continuing operations, net of tax decreased by $389 million to a loss of $825 million in 2025 compared to 2024 primarily driven by higher treasury income, partially offset by higher integration expenses related to the Transaction.
For the years ended December 31, 2025 and December 31, 2024, we incurred $1.1 billion and $234 million, respectively, of integration expenses related to the Transaction, primarily driven by salaries, associate benefits and professional services, which are included within operating expense in our consolidated statements of income.

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
Loan Loss Reserves
We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card, consumer banking and commercial banking segments as of each balance sheet date. We also reserve for the uncollectible portion of finance charges and fees related to credit card loan receivables in the allowance for credit losses consistent with the methodology we use to estimate the allowance for credit losses on the principal portion of our credit card loan receivables. We separately reserve for unfunded lending commitments that are not unconditionally cancellable. We recognize changes in our allowance for credit losses and reserve for unfunded lending commitments through the provision for credit losses. The allowance for credit losses was $23.4 billion as of December 31, 2025, compared to $16.3 billion as of December 31, 2024.

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
We have an established process, using analytical tools and management judgment, to determine our allowance for credit losses. Significant management judgment is required to determine the relevant information and estimation methods used to arrive at our best estimate of lifetime credit losses. Establishing the allowance on a quarterly basis involves evaluating and forecasting both credit and macroeconomic variables. The macroeconomic forecast used to inform both quantitative and qualitative components of our allowance for credit losses estimate is sensitive to certain variables, such as the U.S. Unemployment Rate, and the U.S. Real Gross Domestic Product (“GDP”) Growth Rate assumptions. Our December 31, 2025 allowance assumes that the quarterly average U.S. unemployment rate is approximately 4.5% by the fourth quarter of 2026 and annual U.S. Real GDP grows by 1.7% in 2026.
In addition to macroeconomic factors, many credit factors inform our allowance for credit losses, including, but not limited to, historical loss and recovery experience, recent trends in delinquencies and charge-offs, risk ratings, the impact of bankruptcy

86	Capital One Financial Corporation (COF)

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
Goodwill totaled $28.5 billion and $15.1 billion as of December 31, 2025 and 2024, respectively. We recognized $13.4 billion of goodwill related to the Transaction in 2025. We did not recognize any goodwill impairment in 2025 or 2024. See “Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” and “Item 8. Financial Statements and Supplementary Data—Note 7—Goodwill and Other Intangible Assets” for additional information.
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
For the purpose of our goodwill impairment testing, we calculate the carrying amount of a reporting unit using an allocated capital approach based on each reporting unit’s specific regulatory capital requirements and underlying risks. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Consolidated stockholder’s equity in excess of the sum of all reporting units capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and the Other category and assumed to be distributed to equity holders.
Determining the fair value of a reporting unit is a subjective process that requires the use of estimates and the exercise of significant judgment. We calculate the fair value of our reporting units using a discounted cash flow (“DCF”) calculation, a

87	Capital One Financial Corporation (COF)

form of the income approach. This DCF calculation uses projected cash flows based on each reporting unit’s internal forecast and the perpetuity growth method to calculate terminal values. Our DCF calculation requires management to make estimates about future loan, deposit and revenue growth, as well as credit losses and capital rates. These cash flows and terminal values are then discounted using discount rates based on our external cost of capital with adjustments for the risk inherent in each reporting unit. In the 2025 annual impairment test, discount rates used for our reporting units ranged from 8.3% to 13.3%, and we applied a terminal year long-term growth rate of 3.8% to all reporting units. The reasonableness of our DCF calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available. The usefulness of market data is inherently limited due to the size and scope of our operations compared to most peer institutions and recent market transactions. The results of the 2025 annual impairment test indicated that the estimated fair values of the reporting units exceeded their carrying amounts by between 25% and 122%. We also compare the aggregate fair values of our reporting units to our market capitalization. Our assessment considers the level of premium expected to assume control of the Company in a market transaction including anticipated cost savings and other synergies that would be realized in a hypothetical transaction.
Assumptions used in estimating the fair value of a reporting unit are judgmental and inherently uncertain. A change in the economic conditions of a reporting unit, such as declines in business performance as a result of industry or macroeconomic trends or changes in our strategy, adverse impacts to loan or deposit growth trends, decreases in revenue, increases in expenses, deterioration in a significant loan portfolio, increases in credit losses, increases in capital requirements, deterioration of market conditions, declines in long-term growth expectations, an increase in disposition activity, the inability to achieve expected synergies from the Transaction, adverse impacts of regulatory or legislative changes or increases in the estimated cost of capital could cause the estimated fair values of our reporting units to decline in the future, and increase the risk of a goodwill impairment in a future period. We perform sensitivity analyses around certain assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.
We have a governance framework supported by processes and controls intended to ensure that the accounting and disclosure for goodwill is appropriate. Our governance framework provides for oversight of assumptions, forecast inputs, methods, process controls and results.
Fair Value
For our financial instruments subject to fair value measurement, the fair value accounting guidance provides a principles-based framework for measuring fair value. Fair value, also referred to as an exit price, is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on the markets in which the assets or liabilities trade and whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. The fair value measurement of a financial asset or liability is assigned a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are described below:
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

88	Capital One Financial Corporation (COF)

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
The fair value governance process is set up in a manner that allows the Chairperson of the FVC to escalate valuation disputes that cannot be resolved by the FVC to a more senior committee called the Valuations Advisory Committee (“VAC”) for resolution. The VAC is chaired by the Chief Financial Officer (“CFO”) and includes other members of senior management. There were no disputes escalated to the VAC for the years ended December 31, 2025 and 2024.
For additional disclosures regarding the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Transaction, refer to “Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations.”
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel or covering eligible charges. The amount of rewards that a customer earns varies based on the terms and conditions of the rewards program and product. The majority of our rewards do not expire and there is no limit on the amount of rewards an eligible card member can earn. Customer rewards costs, which we generally record as an offset to interchange income, are driven by various factors such as card member purchase volume, the terms and conditions of the rewards program and rewards redemption cost. We establish a customer rewards reserve that reflects management’s judgment regarding rewards earned that are expected to be redeemed and the estimated redemption cost.
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

89	Capital One Financial Corporation (COF)

continually evaluate our reserve and assumptions based on developments in redemption patterns, changes to the terms and conditions of the rewards program and other factors. While the rewards liability is sensitive to changes in assumptions for redemption rates and costs and involves management judgment, we believe portfolio characteristics and historical performance are the best indication of future reward redemption behavior and are the primary basis for our estimate. We recognized customer rewards expense of $11.5 billion, $9.0 billion and $8.2 billion in 2025, 2024 and 2023, respectively. Our customer rewards reserve, which is included in other liabilities on our consolidated balance sheets, totaled $11.1 billion and $8.2 billion as of December 31, 2025 and 2024, respectively.
We have a governance framework supported by processes and controls that are intended to ensure that our rewards liability estimate is appropriate and reliable. Our governance framework provides for oversight of assumptions, inputs, methods, process controls and results. Additional controls are performed to ensure all underlying data used to derive the rewards liability is complete and accurate.

90	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of December 31, 2025

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Disaggregation of Income Statement Expenses

Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

Issued November 2024
	Requires entities to separately disclose specific disaggregated expense categories on an annual and interim basis as well as disclose selling expenses on an annual basis.	Effective beginning with our annual period ending on December 31, 2027, with early adoption permitted. Prospective and retrospective applications are permitted. We are still assessing the extent of the impacts of adoption to our disclosures.
Internal-Use Software ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025	Requires entities to capitalize costs associated with internal-use software based on a new methodology, which focuses on management’s authorization and commitment to funding the project and the probability that the software will be completed and used to perform the function intended.
Effective beginning with our interim period March 31, 2028, with early adoption permitted. Prospective, retrospective and modified transition applications are each permitted.

We are still assessing the extent of the impacts of adoption to our consolidated financial statements.

Purchased Seasoned Loans ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans Issued November 2025
Expands the population of acquired financial assets subject to the gross-up approach in Topic 326, which requires an entity to record an initial allowance for credit losses through an adjustment to the asset’s amortized cost basis rather than through a current-period provision for credit losses. The expanded population includes loan receivables, excluding credit cards, acquired without credit deterioration that are deemed “seasoned,” as defined by the update.

Effective beginning with our interim period March 31, 2027, with early adoption permitted. Prospective application is required.

We are still assessing the extent of the impacts of adoption to our consolidated financial statements.

Hedge Accounting Improvements ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements Issued November 2025	Enables entities to achieve and maintain hedge accounting to a greater number of highly effective economic hedges.
Effective beginning with our interim period March 31, 2027, with early adoption permitted. Prospective application is required.

We are still assessing the extent of the impacts of adoption to our consolidated financial statements.

91	Capital One Financial Corporation (COF)

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
Capital Standards and Prompt Corrective Action
The Company and the Bank are subject to Basel III Capital Rules. The Basel III Capital Rules implement certain capital requirements published by the Basel Committee, along with certain provisions of the Dodd-Frank Act and other capital provisions.
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
Capital Buffer Requirements
The Basel III Capital Rules require banking institutions to maintain a capital conservation buffer, composed of CET1 capital, above the regulatory minimum ratios. Under the Stress Capital Buffer Rule, the Company’s “standardized approach capital conservation buffer” includes its stress capital buffer requirement (as described below) and any G-SIB Surcharge (which is not applicable to us) and the countercyclical capital buffer requirement applicable to the Company generally would be effective twelve months after the announcement of such an increase, unless the Federal Reserve sets an earlier effective date.
The Company’s stress capital buffer requirement is recalibrated every year based on the Company’s supervisory stress test results, unless otherwise determined by the Federal Reserve. In particular, the Company’s stress capital buffer requirement equals, subject to a floor of 2.5%, the sum of (i) the difference between the Company’s starting CET1 capital ratio and its lowest projected CET1 capital ratio under the severely adverse scenario of the Federal Reserve’s supervisory stress test plus (ii) the ratio of the Company’s projected four quarters of common stock dividends (for the fourth to seventh quarters of the planning horizon) to the projected risk-weighted assets for the quarter in which the Company’s projected CET1 capital ratio reaches its minimum under the supervisory stress test.
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

92	Capital One Financial Corporation (COF)

Based on the Company’s 2025 supervisory stress test results, the Company’s final stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 is 4.5%. On February 4, 2026, the Federal Reserve notified all participating firms, including the Company, that because the Stress Testing Transparency Proposal remains subject to public comment, the Federal Reserve is maintaining stress capital buffer requirements for all such firms at their current levels. Consequently, absent further action from the Federal Reserve, the Company’s stress capital buffer requirement will remain at 4.5% until September 30, 2027. Accordingly, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2027.
For additional information regarding the SCB Averaging Proposal and the Stress Testing Transparency Proposal, see “Part I—Item 1. Business—Supervision and Regulation.”
The Stress Capital Buffer Rule does not apply to the Bank. Pursuant to the OCC’s capital regulations, which are only applicable to the Bank, the capital conservation buffer for the Bank continues to be fixed at 2.5%. The Bank is also subject to the countercyclical capital buffer requirement (which is currently set at 0%). Any determination to increase the countercyclical capital buffer applicable to the Bank generally would be effective twelve months after the announcement of such an increase, unless the OCC sets an earlier effective date. Accordingly, the Bank’s minimum capital requirements plus its capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios are 7.0%, 8.5% and 10.5%, respectively.
If the Company or the Bank fails to maintain its capital ratios above the minimum capital requirements plus the applicable capital conservation buffer requirements, it will face increasingly strict automatic limitations on capital distributions and discretionary bonus payments to certain executive officers.
As of December 31, 2025 and 2024, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of December 31, 2025, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, including recent proposed amendments to these rules under the Basel III Finalization Proposal, see “Part I—Item 1. Business—Supervision and Regulation.”

93	Capital One Financial Corporation (COF)

Table 12 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of December 31, 2025 and 2024.
Table 12: Capital Ratios Under Basel III(1)(2)

	December 31, 2025			December 31, 2024
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	14.3%	4.5%	N/A	13.5%	4.5%	N/A
Tier 1 capital(4)	15.3	6.0	6.0%	14.8	6.0	6.0%
Total capital(5)	17.2	8.0	10.0	16.4	8.0	10.0
Tier 1 leverage(6)	12.5	4.0	N/A	11.6	4.0	N/A
Supplementary leverage(7)	10.6	3.0	N/A	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.4	4.5	6.5	13.6	4.5	6.5
Tier 1 capital(4)	13.4	6.0	8.0	13.6	6.0	8.0
Total capital(5)	15.1	8.0	10.0	15.2	8.0	10.0
Tier 1 leverage(6)	10.9	4.0	5.0	10.7	4.0	5.0
Supplementary leverage(7)	9.3	3.0	N/A	9.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Capital ratios as of December 31, 2024 reflect the Company’s and the Bank’s election to adopt the optional five-year transition period provided by the Federal Banking Agencies’ final rule (“CECL Transition Rule”) as of January 1, 2020, which was fully effective January 1, 2025.
(3)Common equity Tier 1 capital ratio is a regulatory capital measure calculated based on common equity Tier 1 capital divided by risk-weighted assets.
(4)Tier 1 capital ratio is a regulatory capital measure calculated based on Tier 1 capital divided by risk-weighted assets.
(5)Total capital ratio is a regulatory capital measure calculated based on total capital divided by risk-weighted assets.
(6)Tier 1 leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by adjusted average assets.
(7)Supplementary leverage ratio is a regulatory capital measure calculated based on Tier 1 capital divided by total leverage exposure.

94	Capital One Financial Corporation (COF)

Table 13 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of December 31, 2025 and 2024.
Table 13: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	December 31, 2025	December 31, 2024
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$113,677	$65,823
Adjustments and deductions:
AOCI, net of tax(1)	81	1
Goodwill, net of related deferred tax liabilities	(28,217)	(14,786)
Other intangible and deferred tax assets, net of deferred tax liabilities	(12,493)	(231)
Common equity Tier 1 capital	73,048	50,807
Tier 1 capital instruments	5,407	4,845
Tier 1 capital	78,455	55,652
Tier 2 capital instruments	2,940	1,307
Qualifying allowance for credit losses	6,605	4,846
Tier 2 capital	9,545	6,153
Total capital	$88,000	$61,805

Regulatory capital metrics
Risk-weighted assets	$511,794	$377,145
Adjusted average assets(2)	629,997	480,794
Total leverage exposure(3)	737,911	559,399
__________
(1)Excludes certain components of AOCI in accordance with rules applicable to Category III institutions. See “Capital Management—Capital Standards and Prompt Corrective Action—Basel III and U.S. Capital Rules” in this Report.
(2)Includes on-balance sheet asset adjustments subject to deduction from Tier 1 capital under the Basel III Capital Rules.
(3)Reflects on- and off-balance sheet amounts for the denominator of the supplementary leverage ratio as set forth by the Basel III Capital Rules.

95	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
On November 4, 2025, our Board of Directors authorized an increase to our quarterly common stock dividend from $0.60 per share to $0.80 per share beginning with our dividend payable in the fourth quarter of 2025. For the year ended December 31, 2025, we declared and paid common stock dividends of $1.5 billion, or $2.60 per share. We declared and paid $252 million of preferred stock dividends for the year ended December 31, 2025.
The following table summarizes the dividends paid per share on our various preferred stock series in each quarter of 2025.
Table 14: Preferred Stock Dividends Paid Per Share(1)

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2025
					Q4	Q3	Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800%	Quarterly	12.00	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625%	Quarterly	11.56	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375%	Quarterly	10.94	10.94	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250%	Quarterly	10.63	10.63	10.63	10.63
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	2,750.00	—	—	N/A
Series P(2)	6.125% Fixed-Rate Reset Non-Cumulative	May 18, 2025	6.125% through 9/22/2025; resets 9/23/2025 and every subsequent 5 year anniversary at 5-Year Treasury Rate +5.783%	Semi-Annually	N/A	N/A	1,650.35	N/A
__________
(1)For Series I, J, K, L, M and N, the liquidation preference for each share of non-cumulative perpetual preferred stock is $1,000 per share of preferred stock. For Series O and P, the liquidation preference for each share of non-cumulative perpetual preferred stock is $100,000 per share of preferred stock. For Series I, J, K, L and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Series O and P, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of December 31, 2025, funds available for dividend payments from the Bank were $1.4 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

96	Capital One Financial Corporation (COF)

On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of the Company’s common stock, effective October 21, 2025. This new authorization replaces the Company’s prior authorization to repurchase its common stock approved by our Board of Directors in April 2022. During the fourth quarter of 2025, we repurchased a total of $2.5 billion of our common stock, consisting of $614 million under the prior authorization and $1.9 billion under the new authorization. For the year ended December 31, 2025, we repurchased $3.8 billion of shares of our common stock as a part of the publicly announced plans.
The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and the amount of retained earnings, as well as regulatory considerations. The Board authorized stock repurchase program does not include specific price targets or number of shares, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 plans, does not have a set expiration date and may be modified, suspended or terminated at any time. For additional information on dividends and stock repurchases, see “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries.”

97	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Risk Management Framework
Our Framework sets consistent expectations for risk management across the Company. It also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees.

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control and report the risks associated with their business.	IRM: Independently oversees and assesses risk taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

98	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
Governance and Accountability
This element of the Framework sets the foundation for the methods for governing risk taking and the interactions within and among our three lines of defense.
We established a risk governance structure and accountabilities to effectively and consistently oversee the management of risks across the Company. Our Board of Directors, CEO and management establish the tone at the top regarding the culture of the Company, including management of risk. Management reinforces expectations at the various levels of the organization.
Strategy and Risk Alignment
Our strategy is informed by and aligned with risk appetite, from development to execution. The CEO develops the strategy with input from the first, second and third lines of defense, as well as the Board of Directors. The strategic planning process considers relevant changes to the Company’s overall risk profile.
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

99	Capital One Financial Corporation (COF)

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

100	Capital One Financial Corporation (COF)

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
The Company is in the process of integrating Discover Financial Services into its existing risk management practices, policies and processes.

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

101	Capital One Financial Corporation (COF)

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
Liquidity Risk Management
We recognize that liquidity risk is embedded within our day-to-day and strategic decisions. Liquidity is essential for banks to meet customer withdrawals, account for balance sheet changes and provide funding for growth. We have acquired and built deposit gathering businesses and actively monitor our funding concentration. We manage our liquidity risk, which is driven by both internal and external factors, centrally and establish quantitative risk limits to continually assess our liquidity adequacy.
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

102	Capital One Financial Corporation (COF)

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
The Chief Credit and Financial Risk Officer, in conjunction with the Head of Liquidity, Market and Capital Risk Oversight, is responsible for the establishment of market risk management policies and standards for the governance and monitoring of market risk at a corporate level. The market risk position is calculated and analyzed against pre-established limits. We use industry accepted techniques to analyze and measure interest rate and foreign exchange risk and we perform sensitivity analysis to identify our risk exposures under a broad range of scenarios. Results are reported to the Asset Liability Committee monthly and to the Risk Committee no less than quarterly.
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
The Chief Operational Risk Officer, in collaboration with the CTRO, is responsible for establishing and overseeing our Operational Risk Management Program. The program establishes practices for assessing the operational risk profile and executing key control processes for operational risks. These risks include topics such as internal and external fraud, cyber and technology risk, data management, model risk, third-party management, and business continuity. Operational Risk Management and Tech and Data Risk Management enforce these practices and deliver reporting of operational risk results to senior business leaders, the executive committee and the Board of Directors. For additional information on how we manage cybersecurity and technology risk, see “Part I—Item 1C. Cybersecurity” of this Report.
Reputation Risk Management
We define reputation risk as the risk of a material impact to Capital One’s business objectives or franchise value due to the negative perceptions held by our key constituents, including our associates, customers, legislators, regulators, the media, investors, and our communities, regarding our business strategies and activities. Our approach to reputation risk management is guided by our commitment to provide intuitive, easy-to-use products and services, and deliver high quality and consistent customer experiences, with a focus on business continuity, resilience and compliance with applicable laws and regulations. The Executive Vice President of External Affairs is responsible for managing our overall reputation risk program. Day-to-day activities are controlled by the frameworks set forth in our Reputation Risk Management Policy and other risk management policies
Strategic Risk Management
We recognize that strategic risk is present within our business and the Company’s strategy. We monitor risks for the impact on current or future earnings, capital growth or enterprise value arising from changes to the Company’s competitive and market positions, including as a result of evolving forces in the industry. Additionally, we monitor timely and effective responsiveness to these conditions, strategic decisions that impact the Company’s scale, market position or operating model and failure to appropriately consider implementation risks in the Company’s strategy. Potential areas of opportunity or risk inform the Company’s strategy, which is led by the CEO and other senior executives. The Chief Enterprise Risk Officer, in consultation with the Chief Credit and Financial Risk Officer, oversees the identification and assessment of risks associated with the Company’s strategy and the monitoring of these risks throughout the year.

103	Capital One Financial Corporation (COF)

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
•Credit cards: Consists of our domestic consumer card lending, personal loans, domestic small business card lending and international card businesses in the U.K. and Canada. We originate credit cards and personal loans through a variety of channels. Our credit cards generally have variable interest rates and personal loans have fixed interest rates. Both our credit cards and personal loans are primarily underwritten using an automated underwriting system based on predictive models that we have developed. The underwriting criteria are established based on an analysis of the expected revenues, expenses and losses, and are designed to be resilient to a variety of stress scenarios. Underwriting decisions are generally based on credit bureau information, including Fair Isaac Corporation (“FICO”) scores, and on other factors, such as applicant income. We maintain a credit card securitization program.
•Auto: We originate auto loans through a network of auto dealers and direct marketing. Our auto loans have fixed interest rates. Our underwriting criteria are based on analysis of expected revenues, expenses and losses, and are designed to be resilient to a variety of stress scenarios. Underwriting decisions are generally based on credit bureau information including FICO scores, an applicant’s information, including income and collateral characteristics such as loan-to-value (“LTV”) ratio. We maintain an auto securitization program.
•Commercial: We offer a range of commercial lending products, including loans secured by commercial real estate and loans to middle market commercial and industrial companies. Our commercial loans may have a fixed or variable interest rate; however, the majority of our commercial loans have variable rates. Our underwriting standards require an analysis of the borrower’s financial condition and prospects, as well as an assessment of the industry in which the borrower operates. Where relevant, we evaluate and appraise underlying collateral and guarantees. We maintain underwriting guidelines and limits for major types of borrowers and loan products that specify, where applicable, guidelines for debt service coverage, leverage, LTV ratio and standard covenants and conditions. We assign a risk rating and establish a monitoring schedule for loans based on the risk profile of the borrower, industry segment, source of repayment, the underlying collateral and guarantees, if any, and current market conditions. Although we generally retain the commercial loans we underwrite, we may syndicate positions for risk mitigation purposes, including bridge financing transactions we have underwritten. In addition, we originate and service multifamily commercial real estate loans which are sold to GSE or Agency where we retain certain levels of residual risk after the loans are sold.

104	Capital One Financial Corporation (COF)

Portfolio of Loans Held for Investment
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. The information presented in this section excludes loans held for sale, which totaled $760 million and $202 million as of December 31, 2025 and 2024, respectively.
Table 15 presents the maturities of our loans held for investment portfolio as of December 31, 2025. Determinations of maturities are based on scheduled repayments. Due to the revolving nature of credit card loans, we report the majority of our credit card loans as due in one year or less.
Table 15: Loan Maturity Schedule

	December 31, 2025
(Dollars in millions)	Due Up to 1 Year	> 1 Year to 5 Years	> 5 Years to 15 Years	> 15 Years	Total
Fixed rate:
Credit card	$40,636	$7,612	$491	—	$48,739
Consumer banking	18,854	58,231	7,377	$49	84,511
Commercial banking	1,250	4,635	4,808	1,097	11,790
Total fixed-rate loans	60,740	70,478	12,676	1,146	145,040
Variable rate:
Credit card	230,831	—	—	—	230,831
Consumer banking	260	10	9	—	279
Commercial banking	11,905	57,547	8,020	—	77,472
Total variable-rate loans	242,996	57,557	8,029	—	308,582
Total loans	$303,736	$128,035	$20,705	$1,146	$453,622

105	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the United States, the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our domestic credit card loan portfolio as of December 31, 2025 and 2024.
Table 16: Domestic Credit Card Portfolio by Geographic Region

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$25,430	9.7%	$15,978	10.3%
Texas	23,197	8.8	13,430	8.6
Florida	20,050	7.7	12,039	7.7
New York	16,664	6.4	10,010	6.4
Pennsylvania	11,363	4.3	6,299	4.1
Illinois	11,001	4.2	5,921	3.8
Ohio	9,520	3.6	5,314	3.4
New Jersey	8,741	3.3	5,097	3.3
Georgia	8,429	3.2	4,965	3.2
North Carolina	7,429	2.8	4,477	2.9
Other	120,579	46.0	72,088	46.3
Total domestic credit card	$262,403	100.0%	$155,618	100.0%

106	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the United States due to our product and marketing approach. The table below presents the geographic profile of our auto loan portfolio as of December 31, 2025 and 2024.
Table 17: Auto Loan Portfolio by Geographic Region

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$10,802	12.9%	$9,459	12.3%
California	8,561	10.2	8,786	11.4
Florida	7,397	8.8	6,866	8.9
Ohio	4,014	4.8	3,402	4.4
Pennsylvania	3,806	4.6	3,408	4.4
Illinois	3,401	4.1	3,124	4.1
Georgia	3,330	4.0	2,962	3.9
North Carolina	2,746	3.3	2,504	3.3
New Jersey	2,603	3.1	2,662	3.5
New York	2,502	3.0	2,498	3.3
Other	34,438	41.2	31,158	40.5
Total auto	$83,600	100.0%	$76,829	100.0%

107	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the United States. The table below presents the geographic profile of our commercial real estate portfolio as of December 31, 2025 and 2024.
Table 18: Commercial Real Estate Portfolio by Region

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$12,149	36.1%	$12,152	38.1%
South	7,724	23.0	7,900	24.8
Pacific West	5,477	16.3	4,213	13.2
Mid-Atlantic	3,200	9.5	2,901	9.1
Mountain	2,719	8.1	2,536	7.9
Midwest	2,349	7.0	2,201	6.9
Total	$33,618	100.0%	$31,903	100.0%
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

108	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment by industry classification as of December 31, 2025 and 2024. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	December 31, 2025	December 31, 2024
Industry Classification:
Finance	42%	39%
Real Estate & Construction	25	26
Government & Education	8	8
Commercial Services	4	4
Health Care & Pharmaceuticals	3	4
Food & Beverage Manufacturing & Wholesale	3	3
Oil, Gas & Pipelines	2	3
Technology, Telecommunications & Media	2	3
Other	11	10
Total	100%	100%

109	Capital One Financial Corporation (COF)

Credit Risk Measurement
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. Trends in delinquency rates are the key credit quality indicator for our credit card, personal loans and retail banking loan portfolios as changes in delinquency rates can provide an early warning of changes in potential future credit losses. The key indicator we monitor when assessing the credit quality and risk of our auto loan portfolio is borrower credit scores as they provide insight into borrower risk profiles, which give indications of potential future credit losses. The key credit quality indicator for our commercial loan portfolio is our internal risk ratings as we generally classify loans that have been delinquent for an extended period of time and other loans with significant risk of loss as nonperforming. In addition to these credit quality indicators, we also manage and monitor other credit quality metrics such as level of nonperforming loans and net charge-off rates.
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
Table 20 provides details on the credit scores of our domestic credit card, personal and auto loan portfolios as of December 31, 2025 and 2024.
Table 20: Credit Score Distribution

(Percentage of portfolio)	December 31, 2025	December 31, 2024
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	73%	69%
660 or below	27	31
Total	100%	100%
Personal loans—Refreshed FICO scores:(1)
Greater than 660	94%	N/A
621 - 660	3	N/A
620 or below	3	N/A
Total	100%	N/A
Auto—At origination FICO scores:(2)
Greater than 660	51%	54%
621 - 660	19	19
620 or below	30	27
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic credit card and personal loan credit scores generally represent FICO scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter and may be based on different versions of FICO over time. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category for Domestic credit card and 620 or below for personal loans.
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Item 8. Financial Statements and Supplementary Data—Note 4—Loans” for additional credit quality information and see “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings.

110	Capital One Financial Corporation (COF)

Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio, as of December 31, 2025 and 2024.
Table 21: 30+ Day Delinquencies

	December 31, 2025				December 31, 2024
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$10,471	3.99%	$10,471	3.99%	$7,053	4.53%	$7,053	4.53%
Personal loans	165	1.74	174	1.83	N/A	N/A	N/A	N/A
International card businesses	355	4.62	364	4.75	311	4.52	320	4.64
Total credit card	10,991	3.93	11,009	3.94	7,364	4.53	7,373	4.54
Consumer Banking:
Auto	4,371	5.23	4,842	5.79	4,572	5.95	5,229	6.81
Retail banking	13	1.09	19	1.60	14	1.12	26	2.05
Total consumer banking	4,384	5.17	4,861	5.73	4,586	5.87	5,255	6.73
Commercial Banking:
Commercial and multifamily real estate	55	0.16	117	0.35	40	0.13	170	0.53
Commercial and industrial	33	0.06	314	0.56	99	0.18	242	0.44
Total commercial banking	88	0.10	431	0.48	139	0.16	412	0.47
Total	$15,463	3.41	$16,301	3.59	$12,089	3.69	$13,040	3.98
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

111	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of December 31, 2025 and 2024.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$6,492	1.43%	$5,276	1.61%
60 – 89 days	3,773	0.83	3,138	0.96
> 90 days	6,036	1.33	4,626	1.41
Total	$16,301	3.59%	$13,040	3.98%
Geographic region:
Domestic	$15,937	3.51%	$12,720	3.88%
International	364	0.08	320	0.10
Total	$16,301	3.59%	$13,040	3.98%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of December 31, 2025 and 2024. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan segment:
Credit card	$5,352	1.91%	$3,711	2.28%
Commercial banking	—	—	96	0.11
Total	$5,352	1.18	$3,807	1.16
Geographic region:
Domestic	$5,195	1.16%	$3,673	1.14%
International	157	2.05	134	1.95
Total	$5,352	1.18	$3,807	1.16

__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

112	Capital One Financial Corporation (COF)

Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our policies for classifying loans as nonperforming for each of our loan portfolios.
Table 24 presents our nonperforming loans by portfolio and other nonperforming assets as of December 31, 2025 and 2024. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
Personal loans	$12	0.13%	N/A	N/A
International card businesses	12	0.16	$10	0.15%
Total credit card	24	0.01	10	0.01
Consumer Banking:
Auto	566	0.68	750	0.98
Retail banking	17	1.45	25	1.94
Total consumer banking	583	0.69	775	0.99
Commercial Banking:
Commercial and multifamily real estate	320	0.95	509	1.60
Commercial and industrial	892	1.60	701	1.27
Total commercial banking	1,212	1.36	1,210	1.39
Total nonperforming loans held for investment(3)	1,819	0.40	1,995	0.61
Other nonperforming assets(4)	115	0.03	65	0.02
Total nonperforming assets	$1,934	0.43	$2,060	0.63
__________
(1)We recognized interest income for loans classified as nonperforming of $96 million and $111 million in 2025 and 2024, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.95% and 1.16% as of December 31, 2025 and 2024, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

113	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. Recoveries are recognized for payments received after a loan has been charged off, up to the amount that was charged off. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” for information on our charge-off policy for each of our loan portfolio.
Table 25 presents our net charge-off amounts and rates, by portfolio, in 2025, 2024 and 2023.
Table 25: Net Charge-Offs (Recoveries)

	Year Ended December 31,
	2025		2024		2023
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card(2):
Domestic credit card	$10,971	5.12%	$8,634	5.91%	$6,164	4.56%
Personal loans	232	3.83	N/A	N/A	N/A	N/A
International card businesses	368	5.14	353	5.15	308	4.84
Total credit card	11,571	5.09	8,987	5.88	6,472	4.57
Consumer Banking:
Auto	1,234	1.54	1,528	2.05	1,308	1.72
Retail banking	60	4.93	65	5.11	56	3.89
Total consumer banking	1,294	1.59	1,593	2.10	1,364	1.76
Commercial Banking:
Commercial and multifamily real estate	(3)	(0.01)	87	0.26	489	1.34
Commercial and industrial	240	0.43	81	0.15	89	0.16
Total commercial banking	237	0.27	168	0.19	578	0.62
Total net charge-offs	$13,102	3.30	$10,748	3.39	$8,414	2.70
Average loans held for investment	$396,725		$317,421		$311,541
__________
(1)Net charge-off rates are calculated by dividing net charge-offs by average loans held for investment for the period for each loan category.
(2)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.

114	Capital One Financial Corporation (COF)

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
For more information on FDMs, see “Item 8. Financial Statements and Supplementary Data—Note 4—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. Charge-offs of uncollectible amounts result in a reduction to the allowance and recoveries of previously charged off amounts are credited to the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses in “Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies.”

115	Capital One Financial Corporation (COF)

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for 2025 and 2024, and details by portfolio for the provision for credit losses, charge-offs and recoveries.
Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2023	$11,261	N/A	$448	$11,709	$2,002	$40	$2,042	$1,545	$15,296
Charge-offs	(10,246)	N/A	(511)	(10,757)	(2,674)	(84)	(2,758)	(234)	(13,749)
Recoveries(1)	1,612	N/A	158	1,770	1,146	19	1,165	66	3,001
Net charge-offs	(8,634)	N/A	(353)	(8,987)	(1,528)	(65)	(1,593)	(168)	(10,748)
Provision for credit losses	9,867	N/A	405	10,272	1,385	50	1,435	23	11,730
Allowance build (release) for credit losses	1,233	N/A	52	1,285	(143)	(15)	(158)	(145)	982
Other changes(2)	—	N/A	(20)	(20)	—	—	—	—	(20)
Balance as of December 31, 2024	12,494	N/A	480	12,974	1,859	25	1,884	1,400	16,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	—	N/A	—	—	—	—	—	158	158
Provision (benefit) for losses on unfunded lending commitments	—	N/A	—	—	—	—	—	(15)	(15)
Balance as of December 31, 2024	—	N/A	—	—	—	—	—	143	143
Combined allowance and reserve as of December 31, 2024	$12,494	N/A	$480	$12,974	$1,859	$25	$1,884	$1,543	$16,401
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	—	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs(3)	(14,366)	$(305)	(545)	(15,216)	(2,582)	(80)	(2,662)	(288)	(18,166)
Recoveries(1)	3,395	73	177	3,645	1,348	20	1,368	51	5,064
Net charge-offs	(10,971)	(232)	(368)	(11,571)	(1,234)	(60)	(1,294)	(237)	(13,102)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(4)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses(5)	17,701	985	380	19,066	1,244	58	1,302	288	20,656
Allowance build (release) for credit losses	6,317	731	12	7,060	10	(2)	8	51	7,119
Other changes(2)	—	—	32	32	—	—	—	—	32
Balance as of December 31, 2025	18,811	731	524	20,066	1,869	23	1,892	1,451	23,409
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2025	—	—	—	—	—	—	—	142	142
Combined allowance and reserve as of December 31, 2025	$18,811	$731	$524	$20,066	$1,869	$23	$1,892	$1,593	$23,551
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments for the year ended December 31, 2025 and 2024.
(3)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(4)Represents contractual rights to collect on recoveries of acquired Discover loans that are charged off.
(5)The provision for credit losses includes the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.

116	Capital One Financial Corporation (COF)

Allowance Coverage Ratios for Specified Loan Category
Our allowance for credit losses increased by $7.2 billion to $23.4 billion as of December 31, 2025 compared to 2024 and our allowance coverage ratio increased by 20 bps to 5.16% as of December 31, 2025 compared to 2024.
The ratio of the allowance for credit losses divided by total nonperforming loans held for investment of $1.8 billion and $2.0 billion as of December 31, 2025 and 2024, respectively, increased by 472% to 1,287% as of December 31, 2025 from 815% as of December 31, 2024. Excluding the impact of the allowance for credit losses related to Domestic Card of $18.8 billion and $12.5 billion as of December 31, 2025 and 2024, respectively, this ratio increased by 64% to 253% as of December 31, 2025 from 189% as of December 31, 2024. The increase in the ratio for the allowance for credit losses divided by total nonperforming loans was driven by an increase in total allowance and a decrease in total nonperforming loans.

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $144 billion and $123.8 billion as of December 31, 2025 and 2024, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of December 31, 2025, we had available issuance capacity of $39.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of December 31, 2025, we had access to available contingent liquidity sources totaling $108.9 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Facility, FHLB and the Fixed Income Clearing Corporation - Government Securities Division (“FICC - GSD”).
As of December 31, 2025 and 2024, our funding sources totaled $526.8 billion and $408.3 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 6: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections.
Table 27 below presents the composition of our liquidity reserves as of December 31, 2025 and 2024.
Table 27: Liquidity Reserves

(Dollars in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$57,434	$43,230
Securities available for sale(1)	91,051	83,013
FHLB borrowing capacity secured by loans	4,447	4,279
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(1,839)	(48)
Other encumbrances of investment securities	(7,121)	(6,648)
Total liquidity reserves	$143,972	$123,826
________
(1)    Includes securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $20.1 billion to $144.0 billion as of December 31, 2025 from December 31, 2024, primarily due to increases in cash and cash equivalents acquired in the Transaction. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding” sections below. See “Part II—Item 7. MD&A—Risk Management” for additional information on our management of liquidity risk.

117	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the Federal Reserve’s and OCC’s LCR Rule. The LCR Rule requires both the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the fourth quarter of 2025 was 173%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Net Stable Funding Ratio
We are subject to the Federal Reserve’s and OCC’s NSFR Rule. The NSFR Rule requires both the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for each of the third and fourth quarter of 2025 was 136%, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” for additional information.
Borrowing Capacity
We maintain a shelf registration with the SEC so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our Capital One Multi-asset Execution Trust (“COMET”) that allows us to periodically offer and sell up to $24.0 billion of securitized debt obligations and a shelf registration associated with our Capital One Prime Auto Receivables Trusts (“COPAR”) that allows us to periodically offer and sell up to $18.6 billion of securitized debt obligations. These shelf registration statements are subject to periodic renewal and, thus, change, which may be reviewed by the SEC at the time of each such renewal. As part of each periodic renewal, we assess registered amounts under each shelf registration statement which may be updated as appropriate. As of December 31, 2025, we had $21.5 billion and $17.5 billion of available issuance capacity in our COMET and COPAR securitization programs, respectively.
In connection with the Transaction, we also acquired a shelf registration associated with the Discover Card Execution Note Trust (“DCENT”). On December 18, 2025, we defeased the outstanding DiscoverSeries Class A Notes issued by DCENT as part of the wind down of that issuance platform. As a result, that shelf registration statement is no longer active.
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
As of December 31, 2025, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $34.4 billion, of which $1.3 billion was used. Our FHLB membership is supported by our investment in FHLB stock of $89 million and $18 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, we pledged loans to secure a borrowing capacity of $53.3 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock, which totaled $2.6 billion and $1.3 billion as of December 31, 2025 and 2024, respectively.
As a member of FICC - GSD, we have $21.2 billion of readily available borrowing capacity secured by securities from our investment portfolio as of December 31, 2025. Our FICC - GSD membership is supported by our investment in Depository Trust and Clearing Corporation (“DTCC”) common stock of $488 thousand and $412 thousand as of December 31, 2025 and 2024, respectively.

118	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for December 31, 2025, 2024 and 2023.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Year Ended December 31,
	2025			2024			2023
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposit Interest Rate
Interest-bearing checking accounts(1)	$35,944	$433	1.21%	$34,904	$544	1.56%	$41,555	$797	1.92%
Saving deposits(2)	274,130	8,501	3.10	211,120	7,083	3.36	197,896	5,353	2.71
Time deposits	92,135	3,991	4.33	78,273	3,866	4.94	74,286	3,339	4.49
Total interest-bearing deposits	$402,209	$12,925	3.21	$324,297	$11,493	3.54	$313,737	$9,489	3.02
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well-capitalized, as defined under the federal banking regulatory guidelines, as of both December 31, 2025 and 2024. See “Part I—Item 1. Business—Supervision and Regulation” for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 6: Funding Sources Composition” and in “Item 8. Financial Statements and Supplementary Data—Note 9—Deposits and Borrowings.”
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

119	Capital One Financial Corporation (COF)

As of December 31, 2025 and 2024, we held $71.9 billion and $64.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 15% and 18% of our total deposits as of December 31, 2025 and 2024, respectively. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” (FFIEC 031) filed with the Federal Banking Agencies, primarily adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Table 29 presents, by contractual maturity, the estimated uninsured portion of total time deposits as of December 31, 2025 and 2024. Our funding and liquidity management activities factor in the expected maturities of these deposits.
Table 29: Amount of Uninsured Time Deposits by Contractual Maturity(1)

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Up to three months	$3,537	27.4%	$4,619	45.6%
> 3 months to 6 months	3,410	26.5	1,675	16.6
> 6 months to 12 months	4,221	32.8	2,596	25.6
> 12 months	1,718	13.3	1,230	12.2
Total	$12,886	100.0%	$10,120	100.0%
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of December 31, 2025 and 2024, the total time deposit amount with some portion in excess of the insured amount was $17.4 billion and $15.2 billion, respectively.
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $525 million to $1.1 billion as of December 31, 2025 from December 31, 2024 driven by an increase in FHLB advances.
Our long-term funding, which primarily consists of securitized debt obligations and senior and subordinated notes and FHLB advances, increased by $4.9 billion to $49.9 billion as of December 31, 2025 from December 31, 2024 primarily driven by debt assumed from the Transaction. We provide more information on our securitization activity in “Item 8. Financial Statements and Supplementary Data—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Item 8. Financial Statements and Supplementary Data—Note 9—Deposits and Borrowings.”

120	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long-term FHLB advances and their respective maturities or redemptions for the years ended December 31, 2025, 2024 and 2023.
Table 30: Long-Term Debt Funding Activities

	Issuances(1)			Maturities/Redemptions
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Securitized debt obligations	$9,396	$1,810	$3,300	$10,934	$5,828	$2,483
Senior and subordinated notes	11,283	4,000	8,250	6,922	4,411	8,436
FHLB advances	1,773	—	—	250	—	—
Total	$22,452	$5,810	$11,550	$18,106	$10,239	$10,919
__________
(1)Issuances for the year ended December 31, 2025 includes $13.2 billion of debt assumed in the Transaction.
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors”— “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 31 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of December 31, 2025 and 2024.
Table 31: Senior Unsecured Long-Term Debt Credit Ratings

	December 31, 2025		December 31, 2024
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of February 13, 2026, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook and Standard & Poor’s (“S&P”) has our credit ratings on a positive outlook.

121	Capital One Financial Corporation (COF)

Other Commitments
In the normal course of business, we enter into other contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements.
As of December 31, 2025 and 2024, our total unfunded lending commitments were $729.6 billion and $458.1 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Item 8. Financial Statements and Supplementary Data—Note 19—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of both December 31, 2025 and 2024, we had $1.5 billion in aggregate operating lease obligations, of which $254 million will be due the following 12 months. We provide more information on our lease activity in “Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in this Report.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of December 31, 2025 and 2024, we had $3.8 billion and $4 billion, respectively, in aggregate purchase obligations.
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

122	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of December 31, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.25% at both December 31, 2026 and 2027.
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
At the current level of interest rates, our projected 12-month net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and other liabilities, net of our interest rate hedges. Our combined 12-month net interest income sensitivity was largely unchanged as compared to December 31, 2024.

123	Capital One Financial Corporation (COF)

Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of December 31, 2025, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.25% and 3.25% at both December 31, 2026 and 2027.
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
•Balance attrition assumptions for loans, including credit card, personal, auto and commercial loans, remain unchanged between the baseline interest rate forecast and interest rate shock scenarios as the majority of these loans are floating rate or shorter duration fixed rate loans and hence paydowns have a low sensitivity to the level of interest rates.
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

124	Capital One Financial Corporation (COF)

Table 32 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of December 31, 2025 and 2024.
Table 32: Interest Rate Sensitivity Analysis

	December 31, 2025	December 31, 2024
Estimated impact on projected baseline net interest income:
+200 basis points	1.0%	1.3%
+100 basis points	0.6	0.8
+50 basis points	0.3	0.4
–50 basis points	(0.3)	(0.4)
–100 basis points	(0.7)	(0.8)
–200 basis points	(2.7)	(1.9)
Estimated impact on economic value of equity:
+200 basis points	(4.5)	(6.3)
+100 basis points	(2.0)	(3.0)
+50 basis points	(0.9)	(1.4)
–50 basis points	0.7	1.3
–100 basis points	1.2	2.5
–200 basis points	1.1	3.9
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

125	Capital One Financial Corporation (COF)

Foreign Exchange Risk
Foreign exchange risk represents exposure to changes in the values of current holdings and future cash flows denominated in other currencies. We are exposed to foreign exchange risk primarily from the intercompany funding denominated in pound sterling (“GBP”) and the Canadian dollar (“CAD”) that we provide to our businesses in the U.K. and Canada and net equity investments in those businesses. We are also exposed to foreign exchange risk due to changes in the dollar-denominated value of future earnings and cash flows from our foreign operations and from our Euro (“EUR”)-denominated borrowing.
Our non-dollar denominated intercompany funding and EUR-denominated borrowing expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowing and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal with interest accrued intercompany funding outstanding was 1.5 billion GBP and 1.3 billion GBP as of December 31, 2025 and 2024, respectively, and 1.1 billion CAD and 1.4 billion CAD as of December 31, 2025 and 2024, respectively. Our nominal EUR-denominated borrowing outstanding with interest accrued were 505 million EUR as of both December 31, 2025 and 2024.
Certain non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our primary exposure is to our U.K. and Canadian operations and the gross equity amounts were 2.3 billion GBP and 2.2 billion GBP as of December 31, 2025 and 2024, respectively, and 2.8 billion CAD and 2.6 billion CAD as of December 31, 2025 and 2024, respectively. Additionally, we have immaterial foreign translation exposure to a small number of other currencies.
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

126	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLES
Table A—Net Charge-Offs

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Average loans held for investment	$396,725	$317,421	$311,541
Net charge-offs	13,102	10,748	8,414
Net charge-off rate	3.30%	3.39%	2.70%

Table B—Reconciliation of Non-GAAP Measures
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

	December 31,
(Dollars in millions, except as noted)	2025	2024	2023
Tangible Common Equity (Period-End):
Stockholders’ equity	$113,616	$60,784	$58,089
Goodwill and other intangible assets(1)	(40,876)	(15,157)	(15,289)
Noncumulative perpetual preferred stock	(5,407)	(4,845)	(4,845)
Tangible common equity	$67,333	$40,782	$37,955
Tangible Assets (Period-End):
Total assets	$669,009	$490,144	$478,464
Goodwill and other intangible assets(1)	(40,876)	(15,157)	(15,289)
Tangible assets	$628,133	$474,987	$463,175
Tangible Common Equity (Average):
Stockholders’ equity	$94,542	$59,799	$55,195
Goodwill and other intangible assets(1)	(31,904)	(15,237)	(15,207)
Noncumulative perpetual preferred stock	(5,255)	(4,845)	(4,845)
Tangible common equity	$57,383	$39,717	$35,143
Tangible Assets (Average):
Total assets	$597,536	$480,451	$467,807
Goodwill and other intangible assets(1)	(31,904)	(15,237)	(15,207)
Tangible assets	$565,632	$465,214	$452,600

127	Capital One Financial Corporation (COF)

	December 31,
(Dollars in millions, except as noted)	2025	2024	2023
TCE Ratio:
Tangible common equity (period-end)	$67,333	$40,782	$37,955
Tangible assets (period-end)	628,133	474,987	463,175
TCE Ratio(2)	10.7%	8.6%	8.2%
Tangible Book Value per Share:
Tangible common equity (period-end)	$67,333	$40,782	$37,955
Outstanding Common Shares	625.1	381.2	380.4
Tangible book value per common share (period-end)(3)	$107.72	$106.97	$99.78
Return on Tangible Assets (Average):
Net income	$2,453	$4,750	$4,887
Income from discontinued operations, net of tax	365	—	—
Net income less income from discontinued operations, net of tax	2,088	4,750	4,887
Tangible assets (Average)	565,632	465,214	452,600
Return on tangible assets(4)	0.37%	1.02%	1.08%
Return on Tangible Common Equity (Average):
Net income available to common stockholders	$2,181	$4,445	$4,582
Income from discontinued operations, net of tax	365	—	—
Net income available to common stockholders less income from discontinued operations, net of tax	1,816	4,445	4,582
Tangible common equity (Average)	57,383	39,717	35,143
Return on tangible common equity(5)	3.16%	11.18%	13.04%
__________
(1)Includes impact of related deferred taxes.
(2)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.
(3)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding.
(4)Return on average tangible assets is a non-GAAP measure calculated based on net income (loss) less income (loss) from discontinued operations, net of tax, for the period divided by average tangible assets for the period.
(5)Return on average tangible common equity is a non-GAAP measure calculated based on net income (loss) available to common stockholders less income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.

128	Capital One Financial Corporation (COF)

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
Amortized cost basis: The amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange and fair value hedge accounting adjustments.
AML Act: Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to issue a number of rules that will update and expand the BSA’s regulatory requirements.
Annual Report: References to “this Report” or our “2025 Form 10-K” or “2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Basel III standardized approach: The Basel III Capital Rules modified Basel I to create the Basel III standardized approach.
Capital One Canada: Capital One Bank (Canada Branch).
Capital One or the Company: Capital One Financial Corporation and its subsidiaries.
Carrying value (with respect to loans): The amount at which a loan is recorded on the consolidated balance sheets. For loans recorded at amortized cost basis, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs, and unamortized purchase premium or discount. For loans that are or have been on nonaccrual status, the carrying value is also reduced by any net charge-offs that have been recorded and the amount of interest payments applied as a reduction of principal under the cost recovery method. For credit card loans, the carrying value also includes interest that has been billed to the customer, net of any related reserves. Loans held for sale are recorded at either fair value (if we elect the fair value option) or at the lower of cost or fair value.
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

Closing Date: The Transaction was completed on May 18, 2025.

129	Capital One Financial Corporation (COF)

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
Contingency Funding Plan: A plan that describes the Company’s event management process and management response plans to ensure that the Company is prepared to respond to a liquidity crisis and to maintain the liquidity necessary to fund normal operating requirements. The plan establishes liquidity monitoring, quantitative assessment (including sizing of potential access to alternative contingent liquidity resources), qualitative and quantitative triggers that would signal risk, the liquidity event management process, and annual testing of the different components of the CFP.
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

130	Capital One Financial Corporation (COF)

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
Global Payment Network: The Discover Network, PULSE Network, Diners Club International and Network Partners, collectively.
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the United States Congress. Examples of U.S. government agencies include Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Home Loan Bank (“FHLB”).
Globally Systematically Important Bank Surcharge (“G-SIB Surcharge”): The capital buffer imposed on U.S. banking organizations designated as global systematically important banks (“G-SIBs”) under the Federal Reserve’s capital framework. The surcharge increases a G-SIB’s minimum Common Tier Equity 1 (CET1) capital requirement based on its systematic risk score, which considers factors such as size, interconnectedness, complexity, cross-jurisdictional activity and sustainability.
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

131	Capital One Financial Corporation (COF)

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
Proxy Statement: Proxy statement for the 2026 Annual Stockholder Meeting.
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

132	Capital One Financial Corporation (COF)

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
This Report: This Annual Report on Form 10-K for the period ended December 31, 2025.
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
Unfunded lending commitments: Legally binding agreements to provide a defined level of financing until a specified future date.

133	Capital One Financial Corporation (COF)

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

134	Capital One Financial Corporation (COF)

Acronyms
ABS: Asset-backed securities
ACL: Allowance for credit losses
AML: Anti-money laundering
AI: Artificial Intelligence
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
CTRO: Chief Technology Risk Officer
COPAR: Capital One Prime Auto Receivables Trusts
CVA: Credit valuation adjustment
DCENT: Discover Card Execution Note Trust

135	Capital One Financial Corporation (COF)

DCF: Discounted cash flow
DFAST: Dodd-Frank Act Stress Tests
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
HQLA: High-Quality Liquid Assets
ICE: Intercontinental Exchange
IRM: Independent Risk Management
IRS: Internal Revenue Service
LCH: LCH Group

136	Capital One Financial Corporation (COF)

LCR: Liquidity coverage ratio
LLC: Limited liability company
LTV: Loan-to-Value
Moody’s: Moody’s Investors Service
MSRs: Mortgage servicing rights
NOIT: Notice of Intent to Terminate
Non-PCD: Non-purchased credit deteriorated
NSFR: Net stable funding ratio
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
TILA: Truth in Lending Act
TSYS: Total System Services LLC
U.K.: United Kingdom
U.K. GDPR: U.K. General Data Protection Regulation
U.S.: United States of America
USD: United States Dollar
VAC: Valuations Advisory Committee
VaR: Value-At-Risk
VIE: Variable interest entity
VOE: Voting interest entity

137	Capital One Financial Corporation (COF)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Item 7. MD&A—Market Risk Profile.”

138	Capital One Financial Corporation (COF)

139	Capital One Financial Corporation (COF)

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework in “2013 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), commonly referred to as the “2013 Framework.”

As permitted by the Securities and Exchange Commission, management’s assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, did not include the internal controls of Discover Financial Services (“Discover”), which was acquired by the Company on May 18, 2025. Discover’s businesses constituted approximately 21% of total assets and 20% of total net revenue as of and for the year ended December 31, 2025.

Based on this assessment, and excluding the internal control over financial reporting of Discover described above, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on the criteria established by COSO in the 2013 Framework. Additionally, based upon management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their accompanying report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer

February 19, 2026

140	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Capital One Financial Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Capital One Financial Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital One Financial Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Discover Financial Services, which is included in the 2025 consolidated financial statements of the Company and constituted 20% of total assets as of December 31, 2025 and 21% of net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Discover Financial Services.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 19, 2026

141	Capital One Financial Corporation (COF)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Capital One Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Capital One Financial Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

142	Capital One Financial Corporation (COF)

Allowance for credit losses – Credit Card
Description of the Matter
On December 31, 2025, the Company’s allowance for credit losses for the credit card portfolio was $20.1 billion. As more fully described in Note 1 and Note 5 of the consolidated financial statements, the allowance for credit losses (ACL or allowance) represents management’s current estimate of expected credit losses over the contractual terms of the Company’s held for investment (HFI) loan portfolios as of the balance sheet date and is comprised of two elements. The first is ‘quantitative’ and involves the use of loss forecasting models based upon historical data with adjustments for current conditions and reasonable and supportable forecasts of conditions. The second is ‘qualitative’ and involves factors that represent management’s judgment of the imprecision and risks inherent in the processes and assumptions used in establishing the allowance for credit losses.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the ACL process, including, among others, controls over the development, operation, and monitoring of loss forecasting models and management review controls over key assumptions and qualitative judgments used in reviewing the final credit card allowance results. Our tests of controls included observation of certain of management’s quarterly ACL governance meetings, at which key management judgments, qualitative elements, and final ACL results are subjected to challenge by management groups independent of the group responsible for producing the ACL estimate.

Our audit procedures included, among others, evaluating the comprehensive framework of the ACL, which involved specialists to evaluate the model methodology, model performance and model governance, as well as the conceptual soundness of certain qualitative elements. We also performed testing on data inputs utilized in the qualitative element calculation, as well as recalculated the qualitative element based on the framework. We evaluated the overall credit card ACL, inclusive of qualitative elements, and whether the recorded ACL appropriately reflects expected credit losses on the portfolio. Additionally, we performed searches for contrary evidence, which included reviewing historical loss statistics, peer bank metrics, and subsequent events and considered whether such information indicated that management’s judgements were not reasonable or consistently applied.

143	Capital One Financial Corporation (COF)

Business combination – Fair value of intangible assets
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company acquired Discover Financial Services (Discover) on May 18, 2025. The Company accounted for this transaction as a business combination and recorded the assets acquired and liabilities assumed from Discover at their respective fair values as of the acquisition date. The fair value of intangible assets acquired from Discover was $17.7 billion as of the acquisition date. Intangible assets were valued using an income approach under which future cash flows for each intangible asset were forecasted, tax-effected and then discounted using an appropriate risk-adjusted discount rate.

Auditing the fair value of certain intangible assets, including the purchased credit card relationships, Discover network, and Discover brand, was especially challenging and highly judgmental due to the significant judgment required by management in developing certain components of the discount rates used in the discounted cash flow methodology. These discount rate components are subjective given they are reflective of risk premiums for the market and specific risk profiles of the intangible assets relative to other assets acquired and the overall business.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the internal controls over the process for estimating the fair value of the purchased credit card relationships, Discover network, and Discover brand, including management's controls over establishing the discount rates used in the discounted cash flow methodology and evaluating the completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology. Our tests of controls included observation and inspection of evidence of certain management valuation review meetings, at which key judgments made by management’s valuation specialists are subject to challenge.

Our audit procedures included, among others, testing the estimated fair value of the purchased credit card relationships, Discover network, and Discover brand, which involved specialists to assist us in (i) testing management's methodology and certain significant assumptions used in measuring the fair value of the intangible assets and (ii) developing independent expectations for fair value estimates and discount rates based on third party market data and comparing management's values and discount rate assumptions to the independently developed ranges. We also tested the completeness and accuracy of the underlying data provided by management that was used in the discounted cash flow models. Additionally, we performed searches for contrary evidence, which included, but were not limited to, reviewing current external economic information, peer bank metrics, data points from historical banking acquisitions, and historical Company-specific information and considered whether this information corroborated or contradicted management’s selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 19, 2026

144	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in millions, except per share-related data)	2025	2024	2023
Interest income:
Loans, including loans held for sale	$53,021	$40,894	$37,410
Investment securities	3,218	2,873	2,550
Other	2,457	2,267	1,978
Total interest income	58,696	46,034	41,938
Interest expense:
Deposits	12,925	11,493	9,489
Securitized debt obligations	660	958	959
Senior and subordinated notes	2,172	2,333	2,204
Other borrowings	61	42	45
Total interest expense	15,818	14,826	12,697
Net interest income	42,878	31,208	29,241
Provision for credit losses	20,655	11,716	10,426
Net interest income after provision for credit losses	22,223	19,492	18,815
Non-interest income:
Discount and interchange fees, net	6,443	4,882	4,793
Service charges and other customer-related fees	2,849	1,976	1,667
Net securities gains (losses)	0	(35)	(34)
Other	1,264	1,081	1,120
Total non-interest income	10,556	7,904	7,546
Non-interest expense:
Salaries and associate benefits	12,471	9,398	9,302
Occupancy and equipment	3,166	2,366	2,160
Marketing	5,884	4,562	4,009
Professional services	2,424	1,610	1,268
Communications and data processing	1,770	1,462	1,383
Amortization of intangibles	1,326	77	82
Other	3,457	2,011	2,112
Total non-interest expense	30,498	21,486	20,316
Income from continuing operations before income taxes	2,281	5,910	6,045
Income tax provision	193	1,163	1,158
Income from continuing operations, net of tax	2,088	4,747	4,887
Income from discontinued operations, net of tax	365	3	0
Net income	2,453	4,750	4,887
Dividends and undistributed earnings allocated to participating securities	(26)	(77)	(77)
Preferred stock dividends	(252)	(228)	(228)
Discount on redeemed preferred stock	6	0	0
Net income available to common stockholders	$2,181	$4,445	$4,582
Basic earnings per common share:
Net income from continuing operations	$3.36	$11.60	$11.98
Net income from discontinued operations	0.67	0.01	0.00
Net income per basic common share	$4.03	$11.61	$11.98
Diluted earnings per common share:
Net income from continuing operations	$3.36	$11.58	$11.95
Net income from discontinued operations	0.67	0.01	0.00
Net income per diluted common share	$4.03	$11.59	$11.95

See Notes to Consolidated Financial Statements.
145	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net income	$2,453	$4,750	$4,887
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	2,533	(775)	907
Net unrealized gains (losses) on hedging relationships	1,179	(227)	689
Foreign currency translation adjustments	78	(23)	46
Other	28	7	6
Other comprehensive income (loss), net of tax	3,818	(1,018)	1,648
Comprehensive income	$6,271	$3,732	$6,535

See Notes to Consolidated Financial Statements.
146	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share-related data)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,031	$3,028
Interest-bearing deposits and other short-term investments	54,403	40,202
Total cash and cash equivalents	57,434	43,230
Restricted cash for securitization investors	4,659	441
Securities available for sale (amortized cost basis of $97.7 billion and $93.0 billion and allowance for credit losses of $3 million and $4 million as of December 31, 2025 and 2024, respectively)	91,051	83,013
Loans held for investment:
Unsecuritized loans held for investment	425,665	298,241
Loans held in consolidated trusts	27,957	29,534
Total loans held for investment	453,622	327,775
Allowance for credit losses	(23,409)	(16,258)
Net loans held for investment	430,213	311,517
Loans held for sale ($755 million and $87 million carried at fair value as of December 31, 2025 and 2024, respectively)	760	202
Premises and equipment, net	5,602	4,511
Interest receivable	3,492	2,532
Goodwill	28,509	15,059
Other intangible assets	16,578	233
Other assets	30,711	29,406
Total assets	$669,009	$490,144

Liabilities:
Interest payable	$844	$666
Deposits:
Non-interest-bearing deposits	27,385	26,122
Interest-bearing deposits	448,386	336,585
Total deposits	475,771	362,707
Securitized debt obligations	12,853	14,264
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	587	562
Senior and subordinated notes	36,001	30,696
Other borrowings	1,559	29
Total other debt	38,147	31,287
Other liabilities	27,778	20,436
Total liabilities	555,393	429,360
Commitments, contingencies and guarantees (see Note 19)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,980,700 and 4,975,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 708,546,381 and 702,224,674 shares issued as of December 31, 2025 and 2024, respectively; 625,102,271 and 381,230,343 shares outstanding as of December 31, 2025 and 2024, respectively)	7	7
Additional paid-in capital, net	64,031	36,428
Retained earnings	65,192	64,505
Accumulated other comprehensive loss	(5,468)	(9,286)
Treasury stock, at cost (par value $0.01 per share; 83,444,110 and 320,994,331 shares as of December 31, 2025 and 2024, respectively)	(10,146)	(30,870)
Total stockholders’ equity	113,616	60,784
Total liabilities and stockholders’ equity	$669,009	$490,144

See Notes to Consolidated Financial Statements.
147	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	4,975,000	$0	690,334,422	$7	$34,725	$57,184	$(9,916)	$(29,418)	$52,582
Cumulative effects of accounting standards adoption(1)(3)						37			37
Comprehensive income						4,887	1,648		6,535
Dividends—common stock(2)			39,420	0	4	(935)			(931)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(718)	(718)
Issuances of common stock and restricted stock, net of forfeitures			5,731,927	0	299				299
Exercises of stock options			136,899	0	10				10
Compensation expense for restricted stock units					503				503
Balance as of December 31, 2023	4,975,000	$0	696,242,668	$7	$35,541	$60,945	$(8,268)	$(30,136)	$58,089
Cumulative effects of accounting standards adoption(4)						(25)			(25)
Comprehensive income (loss)						4,750	(1,018)		3,732
Dividends—common stock(2)			38,319	0	5	(937)			(932)
Dividends—preferred stock						(228)			(228)
Purchases of treasury stock								(734)	(734)
Issuances of common stock and restricted stock, net of forfeitures			5,767,946	0	323				323
Exercises of stock options			175,741	0	4				4
Compensation expense for restricted stock units					555				555
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income						2,453	3,818		6,271
Dividends—common stock(2)			20,623	0	4	(1,520)			(1,516)
Dividends—preferred stock						(252)			(252)
Purchases of treasury stock								(4,099)	(4,099)
Issuances of common stock and restricted stock, net of forfeitures			6,170,041	0	400				400
Reissuance of treasury stock related to the Transaction			0	0	25,763			24,823	50,586
Issuances of preferred stock related to the Transaction	10,700	0			1,068				1,068
Redemptions of preferred stock	(5,000)	0			(506)	6			(500)
Exercises of stock options			131,043	0	9				9
Compensation expense for restricted stock units					743				743
Purchase price allocation for restricted stock awards related to the Transaction					122				122
Balance as of December 31, 2025	4,980,700	$0	708,546,381	$7	$64,031	$65,192	$(5,468)	$(10,146)	$113,616
__________
(1)Impact from the adoption of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures as of January 1, 2023.
(2)We declared dividends per share on our common stock of $0.80 in the fourth quarter of 2025 and $0.60 per share for the first three quarters of 2025 and each quarter of 2024 and 2023.
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

See Notes to Consolidated Financial Statements.
148	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating activities:
Income from continuing operations, net of tax	$2,088	$4,747	$4,887
Income from discontinued operations, net of tax	365	3	0
Net income	2,453	4,750	4,887
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	20,655	11,716	10,426
Depreciation and amortization, net	5,260	3,237	3,226
Deferred tax benefit	(1,907)	(853)	(723)
Net securities losses	0	35	34
Loss on sales of loans	3	29	6
Gain on sale of discontinued operations	(483)	0	0
Stock-based compensation expense	776	569	513
Other fair value adjustments	111	65	51
Loans held for sale:
Originations and purchases	(5,741)	(3,688)	(4,602)
Proceeds from sales and paydowns	5,231	3,870	4,432
Changes in operating assets and liabilities:
Changes in interest receivable	(34)	(54)	(359)
Changes in other assets	(610)	(426)	716
Changes in interest payable	(169)	17	122
Changes in other liabilities	2,089	(1,104)	1,846
Net change from discontinued operations	84	(4)	0
Net cash from operating activities	$27,718	$18,159	20,575
Investing activities:
Securities available for sale:
Purchases	(18,162)	(17,183)	(10,446)
Proceeds from paydowns and maturities	17,905	11,849	8,841
Proceeds from sales	1	175	290
Proceeds from sales of securities related to the Transaction	9,696	0	0
Loans:
Net changes in loans originated as held for investment	(36,815)	(21,431)	(17,822)
Principal recoveries of loans previously charged off	5,064	3,001	2,288
Changes in premises and equipment	(1,578)	(1,204)	(961)
Net cash received (paid) in acquisitions	16,465	0	(2,785)
Proceeds from sale of discontinued operations	8,800	0	0
Net cash used in other investing activities	(1,820)	(1,617)	(1,325)
Net cash used in investing activities	$(444)	$(26,410)	$(21,920)

Financing activities:
Deposits and borrowings:
Changes in deposits	$5,931	$14,156	$15,172
Issuance of securitized debt obligations	3,535	1,805	3,292

See Notes to Consolidated Financial Statements.
149	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Maturities and paydowns of securitized debt obligations	(10,934)	(5,828)	(2,483)
Issuance of senior and subordinated notes and long-term FHLB advances	4,979	3,985	8,218
Maturities and paydowns of senior and subordinated notes	(6,922)	(4,411)	(8,436)
Changes in other borrowings	517	27	(351)
Common stock:
Net proceeds from issuances	400	323	299
Dividends paid	(1,516)	(932)	(931)
Preferred stock:
Net proceeds from issuances	0	0	0
Dividends paid	(252)	(228)	(228)
Redemptions	(500)	0	0
Purchases of treasury stock	(4,099)	(734)	(718)
Proceeds from share-based payment activities	9	4	10
Net cash from (used in) financing activities	(8,852)	8,167	13,844
Changes in cash, cash equivalents and restricted cash for securitization investors	18,422	(84)	12,499
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	43,671	43,755	31,256
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$62,093	$43,671	$43,755

Supplemental cash flow information:
Interest paid	$14,886	$13,201	10,823
Income taxes:
U.S. federal	358	700	800
Domestic state and local:
California	95	40	45
New York	55	57	77
Other	232	267	358
Total domestic state and local income taxes paid	382	364	480
Foreign	66	41	75
Income taxes paid	806	1,105	1,355
Purchased tax credits	256	191	42

Non-cash item:
Reissuance of treasury stock, issuance of preferred stock and stock-based compensation awards related to the Transaction	$51,790	$0	$0

See Notes to Consolidated Financial Statements.
150	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

151	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Capital One Financial Corporation, a Delaware corporation established in 1994 and headquartered in McLean, Virginia, is a diversified financial services holding company with banking and non-banking subsidiaries. Capital One Financial Corporation and its subsidiaries (the “Company” or “Capital One”) operate as a global payments provider and diversified financial institution, delivering a broad array of financial products and services to consumers, small businesses and commercial clients through digital channels, branch locations, cafés and other distribution channels.
As of December 31, 2025, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Note 2—Business Combinations and Discontinued Operations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”

We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the U.S. We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network, Diners Club International (“Diners Club”) and Network Partners (collectively, the “Global Payment Network”). The Discover Network processes transactions for credit and debit cards issued on its network and provides payment transaction processing and settlement services. The PULSE Network operates an electronic funds transfer network, providing financial institutions issuing debit cards on the PULSE Network with access to ATMs domestically and internationally, as well as merchant acceptance throughout the U.S. for debit card transactions. Diners Club is a global payments network of licensees, which are generally financial institutions, that issue Diners Club-branded charge cards and/or provide card acceptance services. We also have agreements with a number of financial institutions, financial technology firms, networks and other commercial service providers (collectively, “Network Partners”) for the provision of card issuing, payments processing and related services on the Global Payment Network.
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
Investments in which we do not hold a controlling financial interest but have significant influence over the entity’s financial and operating decisions are accounted for under the equity method. If we do not have significant influence, we measure equity investments at fair value with changes in fair value recorded through net income, except those that do not have a readily determinable fair value (for which a measurement alternative is applied). We report equity investments in other assets on our consolidated balance sheets and include our share of income or loss for investments accounted for under the equity method and dividends from other equity investments in other non-interest income in our consolidated statements of income. The carrying value of investments included in other assets, excluding tax advantage investments, totaled $1.3 billion and $1.2 billion as of December 31, 2025 and 2024, respectively, which primarily included equity investments measured using the alternative measurement method and equity method investments. The carrying value of equity investments measured using the alternative measurement method totaled $764 million and $757 million as of December 31, 2025 and 2024, respectively.
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
We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. We did not have a material amount of securities classified as held to maturity as of December 31, 2025 and 2024.
We report securities available for sale on our consolidated balance sheets at fair value. The amortized cost basis of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest, amortization of premiums, discounts, and net deferred fees and costs, any applicable fair value hedge accounting adjustments, collection of cash, and charge-offs. Unrealized gains or losses are recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). Unamortized premiums, discounts and other basis adjustments for available for sale securities are generally recognized in interest income over the contractual lives of the securities using the interest method. However, premiums on certain callable investment securities are amortized to the earliest call date. We record purchases and sales of investment securities available for sale on a trade date basis. Realized gains or losses from the sale of debt securities are computed using the first-in first-out method of identification, and are included in non-interest income in our consolidated statements of income. We elect to present accrued interest for securities available for sale within interest receivable on our consolidated balance sheets.
An individual debt security is impaired when the fair value of the security is less than its amortized cost basis. If we intend to sell an available for sale security in an unrealized loss position or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, any allowance for credit losses is reversed through our provision for credit losses and the difference between the amortized cost basis of the security and its fair value is recognized in our consolidated statements of income.
For impaired debt securities that we have both the intent and ability to hold, the securities are evaluated to determine if a credit loss exists. The allowance for credit losses on our investment securities is recognized through our provision for credit losses and limited by the unrealized losses of a security measured as the difference between the security’s amortized cost basis and fair value. See further discussion below under the “Allowance for Credit Losses - Available for Sale Investment Securities” section of this Note.
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
For certain of our securities available for sale, we have determined that there is no risk of impairment due to credit factors. These investment securities include high quality debt instruments that are issued and guaranteed by the United States government and its agencies, certain GSEs or Agencies, and certain foreign sovereign governments or supranational organizations. Management performs periodic assessments to reevaluate this conclusion by considering any changes in historical losses, current conditions, and reasonable and supportable forecasts.
We evaluate impairment on a quarterly basis at the individual security level and determine whether any portion of the decline in fair value is due to a credit loss. We make this determination through the use of quantitative and qualitative analyses. Our qualitative analysis includes factors such as the extent to which fair value is less than amortized cost basis, any changes in the security’s credit rating, past defaults or delayed payments, and adverse conditions impacting the security or issuer. A credit loss exists to the extent that management does not expect to recover the amortized cost basis.
For investment securities which require further assessment, we perform a quantitative analysis using a discounted cash flow (“DCF”) methodology and compare the present value of expected future cash flows to the security’s amortized cost basis. Projected future cash flows reflect management’s best estimate and are based on our understanding of past events, current conditions, reasonable and supportable forecasts, and are discounted by the security’s effective interest rate adjusted for prepayments. The allowance for credit losses for investment securities reflects the difference by which the amortized cost basis exceeds the present value of future cash flows and is limited to the amount by which the security’s amortized cost basis exceeds its fair value. See “Note 3—Investment Securities” for additional information.
Loans
Our loan portfolio consists of loans held for investment, including loans held in our consolidated securitization trusts, and loans held for sale and is divided into three segments: credit card, consumer banking and commercial banking loans. The credit card segment primarily consists of domestic credit card loans, while also including international credit card loans and personal loans. The consumer banking segment consists of auto and retail banking loans. The commercial banking segment consists of commercial and multifamily real estate loans as well as commercial and industrial loans.
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
Interest income is recognized on performing loans on an accrual basis. We defer loan origination fees and direct loan origination costs on originated loans, premiums and discounts on purchased loans and loan commitment fees. We recognize these amounts in interest income as yield adjustments over the life of the loan and/or commitment period using the interest method. For credit card loans, loan origination fees and direct loan origination costs are amortized on a straight-line basis over a 12-month period. The amortized cost basis of loans held for investment is subject to our allowance for credit losses methodology described below under the “Allowance for Credit Losses - Loans Held for Investment” section of this Note.
Loans Held for Sale
Loans that we intend to sell or for which we do not have the ability and intent to hold for the foreseeable future are classified as held for sale. Multifamily commercial real estate loans originated with the intent to sell to GSEs or Agencies are accounted for under the fair value option. We elect the fair value option on these loans as part of our management of interest rate risk along with the corresponding forward sale commitments. Loan origination fees and direct loan origination costs are recognized as incurred and are reported in other non-interest income in the consolidated statements of income. Interest income is calculated based on the loan's stated rate of interest and is reported in interest income in the consolidated statements of income. Fair value adjustments are recorded in other non-interest income in the consolidated statements of income.
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
If a loan is transferred from held for investment to held for sale, then on the transfer date, any decline in fair value related to credit is recorded as a charge-off and any remaining allowance for credit losses is reversed through our provision for credit losses. The loan is then reclassified to held for sale at its amortized cost basis at the date of the transfer. A valuation allowance is established, if needed, such that the loan held for sale is recorded at the lower of cost or fair value. Subsequent to transfer, we report write-downs or recoveries in fair value up to the carrying value at the date of transfer and realized gains or losses on loans held for sale in our consolidated statements of income as a component of other non-interest income. We calculate the gain or loss on loan sales as the difference between the proceeds received and the carrying value of the loans sold, net of the fair value of any interests retained.
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
Our policies for classifying loans as nonperforming, by loan category, are as follows:
•Credit card loans: As permitted by regulatory guidance issued by the Federal Financial Institutions Examination Council (“FFIEC”), our policy is generally to exempt credit card loans from being classified as nonperforming. Consistent with industry conventions, we generally continue to accrue interest and fees on delinquent credit card loans until the loans are charged off, though any amounts deemed uncollectible are reserved for in our allowance for credit losses. We classify personal loans as nonperforming in accordance with regulatory guidelines upon receipt of bankruptcy or death notifications, or when a loan is deemed to be fraudulently made or is under investigation as reported fraud.
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
•Modified loans: Modified loans that are current at the time of the restructuring remain in accrual status if there is demonstrated performance prior to the restructuring and continued performance under the modified terms is expected. Otherwise, the modified loan is classified as nonperforming.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Charge-Offs
We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses based on the time frames presented below. Accrued interest on loans other than credit card loans determined to be uncollectible is reversed as a reduction of interest income when the loan is classified as nonperforming. Costs to recover charged off loans are recorded as collection expense and included in our consolidated statements of income as a component of other non-interest expense as incurred. For credit card loans, accrued interest is charged off simultaneously with the charge-off of other components of amortized cost basis and as a reduction of interest income. Recoveries are recognized for payments received after a loan has been charged off, up to the amount that was charged off. Our charge-off time frames by loan type are presented below.
•Credit card loans: We generally charge off credit card loans in the period the account becomes 180 days past due. We charge off both delinquent credit card loans for which revolving privileges have been revoked as part of loan workout as well as personal loans when the account becomes 120 days past due. Credit card and personal loans in bankruptcy and probate are generally charged off within a period not to exceed the end of the month following 60 days from the receipt of complete bankruptcy or death notifications. The Company’s charge-off policies are designed to comply with guidelines established by the FFIEC.
•Consumer banking loans: We generally charge off consumer banking loans at the earlier of the date when the account is a specified number of days past due or upon repossession of the underlying collateral. Our charge-off period for auto loans is 120 days past due. Small business banking loans generally charge off at 120 days past due or based on the date the amortized cost basis is deemed uncollectible. Auto loans that have not been previously charged off where the borrower has filed for bankruptcy and the loan has not been reaffirmed charge off in the period that is 60 days from the bankruptcy notification date, regardless of delinquency status. Auto loans that have not been previously charged off and have been discharged under Chapter 7 bankruptcy are charged off at the end of the month in which the bankruptcy discharge occurs. Remaining consumer loans generally are charged off within 40 days of receipt of notification from the bankruptcy court. In certain bankruptcy discharges, the loan is written down to the collateral value and the charged off amount is reported as principal reduction. Charge-off is determined using the present value of expected cash flows or a collateral evaluation for certain auto loans where the collateral value is lower than the amortized cost basis. Consumer loans of deceased account holders are charged off by the end of the month following 60 days of receipt of notification.
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
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses. At times expected recoveries may result in a negative allowance. We limit the allowance recovery expectations to amounts previously charged off and expected to be charged off. Charge-offs of uncollectible amounts result in a reduction to the allowance and recoveries of previously charged off amounts are credited to the allowance.

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
Our credit card and consumer banking loan portfolios consist of smaller-balance, homogeneous loans. The credit card loan portfolio is inclusive of both the credit card and personal loan portfolios. The consumer banking loans are divided into two primary loan portfolios: auto loans and retail banking loans. We assess our credit card and consumer banking loan portfolios based on common risk characteristics, such as origination year, contract type, interest rate, borrower credit score and geography. The commercial banking loan portfolio is primarily composed of larger-balance, non-homogeneous loans. These loans are subject to reviews that result in internal risk ratings. In assessing the risk rating of a particular commercial banking loan, among the factors we consider are the financial condition of the borrower, geography, collateral performance, historical loss experience and industry-specific information that management believes is relevant in determining and measuring expected credit losses. Subjective assessment and interpretation are involved. Emphasizing one factor over another or considering additional factors could impact the risk rating assigned to that commercial banking loan.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allowance related to credit card and consumer banking loans is assessed on a pooled basis and is based on a modeled calculation, which is supplemented by management judgment as described above. Because of the homogeneous nature of our consumer loan portfolios, the allowance is based on aggregated portfolio evaluations. The allowance is established through a process that begins with estimates of historical losses in each pool based upon various statistical analyses, with adjustments for current conditions and reasonable and supportable forecasts of future conditions, which includes expected economic conditions. Loss forecast models are utilized to estimate expected credit losses and consider several portfolio indicators including, but not limited to, expected economic conditions, historical loss experience, account seasoning, the value of collateral underlying secured loans, estimated foreclosures or defaults based on observable trends, delinquencies, bankruptcy filings, unemployment, borrower credit scores and general business trends. Management also considers an evaluation of overall portfolio credit quality based on indicators such as changes in our credit evaluation, underwriting and collection management policies, the effect of other external factors such as competition and legal and regulatory requirements, general economic conditions and business trends, and uncertainties in forecasting and modeling techniques used in estimating our allowance.
The allowance related to commercial banking loans is assessed on a pooled basis and is based on our historical loss experience for loans with similar risk characteristics and consideration of the current credit quality of the portfolio, which is supplemented by management judgment as described above. These are adjusted for current conditions, and reasonable and supportable forecasts of conditions likely to cause future losses which vary from historical levels. We apply internal risk ratings to commercial banking loans, which we use to assess credit quality and derive a total loss estimate based on an estimated probability of default (“default rate”) and loss given default (“loss severity”). Management may also apply judgment to adjust the loss factors derived, taking into consideration both quantitative and qualitative factors, including general economic conditions, industry-specific and geographic trends, portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards that have occurred but are not yet reflected in the historical data underlying our loss estimates.
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
Expenditures for maintenance and repairs are expensed as incurred, and gains or losses upon disposition are recognized in our consolidated statements of income as realized. See “Note 8—Premises, Equipment and Leases” for additional information.
Leases
Lease classification is determined at inception for all lease transactions with an initial term greater than one year. Operating leases are included as right-of-use (“ROU”) assets within other assets, and operating lease liabilities are classified as other liabilities on our consolidated balance sheets. Finance leases are included in premises and equipment and other borrowings on our consolidated balance sheets. Our operating lease expense is included in occupancy and equipment within non-interest expense in our consolidated statements of income. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. See “Note 8—Premises, Equipment and Leases” for additional information.
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
Customer Rewards Reserve
We offer products, primarily credit cards, which include programs that allow members to earn rewards based on account activity that can be redeemed for cash (primarily in the form of statement credits), gift cards, travel or covering eligible charges. The amount of rewards that a customer earns varies based on the terms and conditions of the rewards program and product. When rewards are earned by a customer, the cost of the rewards is generally recorded as an offset to interchange income, with a corresponding increase to the customer rewards reserve. The customer rewards reserve is computed based on the estimated future cost of earned rewards that are expected to be redeemed and is reduced as rewards are redeemed. In estimating the customer rewards reserve, we consider historical redemption and spending behavior, as well as the terms and conditions of the current rewards programs, among other factors. Our customer rewards reserve assumes the substantial majority of all rewards earned will eventually be redeemed.
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
Finance charges and fees on credit card loans are recorded in revenue when earned and presented on our consolidated balance sheets within either loan receivables (if they have been billed to the customer) or interest receivable (if they have not yet been billed to the customer). Annual membership fees are classified as service charges and other customer-related fees in our consolidated statements of income and are deferred and amortized into income over 12 months on a straight-line basis. Balance transfer and cash advance fees are similarly classified as service charges and other customer-related fees in our consolidated statements of income and are recognized when the underlying transactions occur.
Discount and Interchange Income
Discount and interchange income represents the amounts we earn from transactions between cardholders and merchants on credit and debit card products. Contractually defined per-transaction fee amounts typically apply to each type of transaction processed. We recognize discount and interchange income upon settlement.
Discount income represents the amount we charge merchants with whom we have entered into card acceptance agreements for processing credit card purchase transactions. We stand ready to process payment transactions as and when a transaction is presented.
Generally, interchange income is earned from two sources. We earn acquirer interchange income primarily from merchant acquirers on Global Payment Network transactions made by credit and debit card customers at merchants with whom merchant acquirers have entered into card acceptance agreements for processing payment card transactions. Under these agreements, we stand ready to process payment transactions as and when each is presented. We also earn interchange income as a card issuer in the form of a fee for standing ready to authorize and providing settlement on credit and debit card transactions processed through the Mastercard® (“Mastercard”) and Visa® (“Visa”) interchange networks. The levels and structure of interchange rates we earn as a card issuer are set by Mastercard and Visa and can vary based on cardholder purchase volumes, among other factors. Fees paid to, and incentives received from, Mastercard and Visa are generally presented within discount and interchange income.
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
Other Revenues from Contracts with Customers
Other revenues from contracts with customers, such as fees earned from transaction processing services on the PULSE Network, fees earned on capital markets services, and revenues from merchant relationships in our Credit Card Business, are recognized when (or as) the underlying performance obligations are satisfied.
Card Partnership Agreements
We have contractual agreements with certain retailers and other partners to provide lending and other services to a mutual customer base. We primarily issue private-label and co-brand credit card loans to these customers over the terms of the partnership agreements.
Certain partners assist in or perform marketing activities on our behalf and promote our products and services to their customers. As compensation for providing these services, we often pay royalties, bounties or other special bonuses to these

163	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
partners. Our payments to partners are generally recorded as reductions of revenue or as marketing expenses, depending on the nature of the payments. Our credit card partnership agreements may also provide for profit or revenue sharing payments which are presented as reductions of the related revenue line item(s) when owed to the partner.
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
For awards settled in shares, we generally recognize compensation expense on a straight-line basis over the award’s requisite service period based on the fair value of the award at the grant date. If an award settled in shares contains a performance condition with graded vesting, we recognize compensation expense using the accelerated attribution method. RSUs that are cash-settled are accounted for as liability awards which results in quarterly expense fluctuations based on changes in our stock price through the date that the awards are settled. Awards to participants that are eligible for retirement or become eligible during the vesting period are expensed immediately or over the time period between the grant date and when the participant becomes retirement eligible, respectively. Stock-based compensation expense is included in salaries and associate benefits in the consolidated statements of income.
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
Marketing Expenses
Marketing expense includes the cost of our various promotional efforts to attract and retain customers such as advertising (including through television, direct mail, digital, third-party partners and other channels), promotional materials and certain customer incentives, including spend-based bonuses. We expense marketing costs as incurred.
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

165	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Newly Adopted Accounting Standards During the Year Ended December 31, 2025

Standard	Guidance	Adoption Timing and Financial Statement Impacts
Income Tax Disclosures Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued December 2023	Requires entities to annually disclose additional information regarding income tax rate reconciliations and make additional disclosures about income taxes paid.	We adopted this standard as of December 31, 2025 using a retrospective transition method. See “Note 16—Income Taxes” and the “Consolidated Statements of Cash Flows” for the required disclosures.

166	Capital One Financial Corporation (COF)

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
________
(1)Series P was fully redeemed on June 30, 2025. See “Item 7. MD&A—Capital Management” for additional information.
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
For the years ended December 31, 2025 and December 31, 2024, we incurred $1.1 billion and $234 million, respectively, of integration expenses related to the Transaction. The integration expenses are primarily driven by salaries and associate benefits and professional services, along with $124 million of acquisition-related expenses incurred through the Closing Date. Integration expenses are included within operating expense in our consolidated statements of income.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
events that are subjective in nature and subject to change. The following Tables 2.2 through 2.5 present the allocation of the purchase consideration to the assets acquired and liabilities assumed as of the Closing Date.
Table 2.2: Allocation of Purchase Consideration

(in millions, except share and per share data)	Fair Value
Purchase consideration:
Shares of Discover common stock issued and outstanding immediately prior to the acquisition	251,679,740
Exchange ratio	1.0192
Number of shares of Capital One treasury stock reissued in the acquisition before fractional shares adjustment	256,511,991
Less: Number of fractional shares	(14,778)
Number of shares of Capital One treasury stock reissued in the acquisition	256,497,213
Price per share of Capital One common stock	$197.22
Fair value of consideration for outstanding common stock	50,586
Fair value of consideration for preferred stock	1,068
Fair value of consideration related to stock-based compensation awards	136
Cash in lieu of fractional shares	3
Fair value of purchase consideration	$51,793
Allocation of purchase consideration to net assets acquired (1):
Fair value of assets acquired:
Cash and cash equivalents and Restricted cash for securitization investors(2)	$16,467
Securities available for sale	14,108
Net loans held for investment (see Table 2.3)	108,609
Premises and equipment	956
Interest receivable	926
Intangible assets (see Table 2.4)	17,670
Other assets(3)	1,448
Assets of discontinued operations(4)	8,398
Fair value of liabilities assumed:
Interest payable	347
Non-interest-bearing deposits	1,710
Interest-bearing deposits (see Table 2.5)	105,208
Securitized debt obligations	5,827
Senior and subordinated notes	6,917
Other borrowings	538
Deferred tax liability(5)	3,572
Other liabilities(6)	6,094
Fair value of net assets acquired	$38,369
Goodwill	$13,424
________
(1)Pursuant to the guidance in Topic 805, fair value estimates related to assets acquired and liabilities assumed in a business combination are subject to adjustment for up to one year after the Closing Date as additional information becomes available (the “Measurement Period”). The Company has completed its purchase consideration allocation and the fair values of assets acquired and liabilities assumed are considered final. The amounts presented in Table 2.2 reflect Measurement Period adjustments made during the third and fourth quarters of 2025, which primarily included a $540 million decrease in the fair value of intangible assets and a $109 million decrease in the fair value of premises and equipment as well as a $416 million increase in the fair value of assets of discontinued operations and a $182 million increase in goodwill.
(2)Includes $1.0 billion restricted cash primarily related to securitization investors.
(3)Includes tax credit and other investments, non-loan receivables, derivative assets, and other short-term assets.
(4)Includes $8.4 billion of home loans classified as discontinued operations.
(5)The Transaction generated a net deferred tax liability. On a consolidated basis, this net deferred tax liability is included in Other assets on the Consolidated Balance Sheet as we have a total net deferred tax asset as of December 31, 2025.

168	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)Includes rewards liabilities, associate compensation and benefit related liabilities, derivative liabilities, and other accrued expenses. Also includes the liability related to the Card Product Misclassification matter as of the Closing Date. For additional information, refer to “Note 19—Commitments, Contingencies, Guarantees and Others.”
The following table includes the fair value and unpaid principal balance of the acquired loans held for investment:
Table 2.3: Acquired Loans Held for Investment

(Dollars in millions)	Unpaid Principal Balance	Premium/(Discount)(1)	Loans held for investment	Allowance for credit losses	Net loans held for investment
Non-PCD loans	$101,614	$1,069	$102,683	$0	$102,683
PCD loans	6,894	(538)	6,356	(2,870)	3,486
Recoveries on acquired Discover loans that are fully charged off	N/A	(865)	(865)	3,305	2,440
Total	$108,508	$(334)	$108,174	$435	$108,609
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
Subsequent to the closing of the Transaction, in the second quarter of 2025, we recorded an allowance for credit losses for non-PCD loans of $8.8 billion through the provision for credit losses in accordance with Accounting Standards Codification 326.
The following table summarizes the fair value of the intangible assets acquired:
Table 2.4: Fair Value of Acquired Intangible Assets

(Dollars in millions)	Useful Life (1)	Amortization Methodology	Fair Value
Purchased credit card relationships	11	Accelerated	$10,100
Network and financial partner relationships	11	Straight-line	1,500
Core deposit	10	Accelerated	1,100
Intangible assets with definite lives			12,700
Discover Network	N/A	N/A - Indefinite useful life	2,700
Brand/Trade names	N/A	N/A - Indefinite useful life	2,270
Intangible assets with indefinite lives			4,970
Total intangible assets			$17,670
________
(1)Weighted-average amortization period for acquired amortizing intangible assets is 11 years.

169	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair value of the interest-bearing deposits acquired:
Table 2.5: Fair Value of Acquired Interest-bearing Deposits

(Dollars in millions)	Fair Value
Time deposits	$39,630
Other interest-bearing deposits	65,578
Total interest-bearing deposits	$105,208

As of December 31, 2025, we recorded goodwill from the Transaction of $13.4 billion, representing the amount by which total purchase consideration exceeded the fair value of the net assets acquired. The goodwill is primarily attributable to the revenue and cost synergies expected to arise from the Transaction. As the Transaction is nontaxable, goodwill is not deductible for tax purposes. Goodwill was allocated to the Credit Card ($6.5 billion) and Other Consumer Banking ($6.9 billion) reporting units.
The following is a description of the methods used to determine the fair values of the significant assets acquired and liabilities assumed:
Cash and cash equivalents and Restricted cash for securitization investors: The carrying amount of these assets was a reasonable estimate of fair value based on the short-term nature of these assets, with the exception of certain securities maturing in less than 90 days from the Closing Date, which followed the same fair value methodology as Investment Securities.
Investment Securities: Fair values for investment securities were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that were not in an active market or other inputs that were observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or DCF methodologies. This fair value methodology is consistent with that described in “Note 17—Fair Value Measurement” for our investment securities portfolio.
Loans: Fair values for loans held for investment were based on a DCF methodology that considered credit loss expectations, market interest rates and other market factors from the perspective of a market participant. Loans were grouped together according to similar characteristics when applying various valuation assumptions. The probability of default, loss given default and prepayment assumptions were the key factors driving credit losses which were embedded into the estimated cash flows. These assumptions were informed by internal data on loan characteristics, historical loss experience and market data. The principal and interest cash flows were estimated by forecasting the cash flows through the life of each loan. The discount rates used for loans reflect the expected timing of cash flows and market participants' considerations of prepayment, loss, market, liquidity and other risks associated with the portfolio.
Interest Receivable: The fair value of interest receivable approximated its carrying amount due to the short-term nature of the receivable.
Intangible assets: The intangible assets identified in the Transaction include purchased credit card relationships (“PCCR”), the Discover Network, brand/trade names, network and financial partner relationships and a core deposit intangible. All intangible assets were valued using an income approach under which future cash flows for each intangible asset were forecasted, tax-effected and then discounted using an appropriately risk-adjusted discount rate. A description of each intangible asset, along with the key inputs used in its valuation, is provided below:
•Purchased credit card relationships: represent the value of future activity from existing credit card relationships over their expected lives. The fair value was estimated utilizing the multi-period excess earnings method, a form of the income approach. The key inputs into the valuation included projected future loan receivables balances, finance charge and fee income using assumptions of cardholder activity, relevant operating costs for managing these relationships, attrition estimated based on historical cardholder account retention levels, contributory asset charges reflective of the other assets of the business that are required to generate these cash flows, a discount rate determined based on the estimated cost of equity for the business and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.

170	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Network and financial partner relationships: represent the value associated with the economics generated by the existing third-party partners, including third-party issuers of PULSE debit cards. The fair value was estimated utilizing the multi-period excess earnings method, a form of the income approach. The key inputs into the valuation included cash flow forecasts derived from revenue attributable to the partner relationships less applicable operating costs, attrition estimated based on historical customer retention levels, the discount rate determined based on the estimated cost of equity for the business and the specific risk profile of the respective intangible assets relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Core deposit: represents the economics associated with the favorable funding spread between the acquired core deposit base and alternative sources of funding. The fair value was estimated utilizing the cost savings method, a form of the income approach. The key inputs into the valuation included an assessment of core and non-core deposits, attrition estimated based on historical customer retention levels, alternative cost of funds at the time of acquisition, expected balance inflation over time, the discount rate determined based on the estimated cost of equity for the business and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Discover Network: represents the value associated with the economics generated by the proprietary payment network, including any expected synergies. The fair value was estimated utilizing the multi-period excess earnings method, a form of the income approach. The key inputs into the valuation included the cash flow forecast derived from projected future revenues and costs associated with the network (inclusive of any synergies), contributory asset charges reflective of the other assets that are required in order for the network to generate these projected cash flows, a discount rate determined based on the estimated cost of equity for the business and the specific risk profile of the intangible asset relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
•Brand/Trade names: represent the economic benefits of the ability to generate revenue based on the value of the trade names, which include the Discover, Diners Club and PULSE brands. The fair value for each was estimated utilizing the relief-from-royalty-method, a form of the income approach. The key inputs into the valuation included assumed royalty rates based on market transactions, cash flow forecasts derived from revenue attributable to each trade name, a discount rate determined based on the estimated cost of equity for the business and the specific risk profile of the respective intangible assets relative to the other assets acquired and the overall business, and the tax rate reflective of the jurisdictions in which the Company operates.
Interest-bearing deposits: The fair value of the time deposits was determined using a DCF model, whereby the expected cash flows associated with these time deposits were discounted at a market rate. The carrying amount of savings deposits, money market accounts and other interest-bearing deposits approximated their fair values.
Securitized debt obligations, Senior and subordinated notes, and Other borrowings: Fair values for securitized debt obligations, senior and subordinated notes, and other borrowings were based on quoted market prices, where available. If a market price was not available, valuations were based on quoted prices of comparable instruments. If neither approach was available, a DCF analysis was used, incorporating prevailing borrowing rates for similar financial instruments.
Pro Forma Financial Information (unaudited)
Our results from continuing operations for the year ended December 31, 2025 include contributions to net interest income, non-interest income, and net income (loss) from continuing operations of $9.0 billion, $1.8 billion, and $(4.5) billion, respectively, from Discover. These results include the impacts from purchase accounting and the impact to provision for credit losses for the Discover non-PCD loan portfolio and exclude any amounts from areas that have been integrated and therefore are not distinguishable from the results of our combined results of operations.
The table below presents certain unaudited pro forma information that combines the historical results of operations of Capital One and Discover for the years ended December 31, 2025 and 2024, as if the Transaction had occurred on January 1, 2024. Included in the pro forma results are adjustments to reflect the impact of amortizing certain purchase accounting adjustments, such as the amortization of intangible assets and the accretion of discounts on certain acquired loans, transaction costs, as well as reflecting the impact of Discover’s sale of its student loan portfolio in 2024.

171	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 2.6: Selected Unaudited Pro Forma Results

	Combined Pro Forma Results
	Year Ended December 31,
(Dollars in millions)	2025	2024
Net interest income(1)	$48,908	$45,475
Non-interest income	11,515	10,946
Income from continuing operations, net of tax(2)	10,243	1,688
________
(1)Combined pro forma net interest income for the year ended December 31, 2024 was adjusted to remove $800 million of interest income from the sold Discover student loan portfolio.
(2)Combined pro forma income from continuing operations, net of tax, was adjusted to reflect the $8.8 billion increase to the provision for credit losses for the Discover non-PCD loan portfolio recognized for the year ended December 31, 2025 as if it had been recognized consistent with a Closing Date of January 1, 2024.

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
Discontinued Operations
The Discover Home Loan business included the origination and servicing of conventional mortgage refinance and home equity loans that are single family, owner occupied, closed-end with fixed interest rates, terms and payments, and were secured by a first or second lien. On November 24, 2025, we completed the sale of the Discover Home Loan portfolio for $8.8 billion in cash, recognizing a $483 million pre-tax gain on sale.

172	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 97% and 96% of our total investment securities portfolio as of December 31, 2025 and 2024, respectively.
The table below presents the amortized cost basis, allowance for credit losses, gross unrealized gains and losses and fair value of our investment securities aggregated by major security type as of December 31, 2025 and 2024. Accrued interest receivable of $327 million and $262 million as of December 31, 2025 and 2024, respectively, is not included in the table below.
Table 3.1: Investment Securities Available for Sale

	December 31, 2025
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,958	$0	$55	$0	$10,013
RMBS:
Agency	75,561	0	322	(6,742)	69,141
Non-agency	525	(3)	67	(2)	587
Total RMBS	76,086	(3)	389	(6,744)	69,728
Agency CMBS	8,201	0	35	(344)	7,892
Other securities(1)	3,411	0	7	0	3,418
Total investment securities available for sale	$97,656	$(3)	$486	$(7,088)	$91,051

	December 31, 2024
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$6,114	$0	$5	$(9)	$6,110
RMBS:
Agency	74,177	0	57	(9,527)	64,707
Non-agency	567	(4)	64	(6)	621
Total RMBS	74,744	(4)	121	(9,533)	65,328
Agency CMBS	8,389	0	17	(581)	7,825
Other securities(1)	3,748	0	5	(3)	3,750
Total investment securities available for sale	$92,995	$(4)	$148	$(10,126)	$83,013
__________
(1)Includes $1.9 billion and $2.0 billion of asset-backed securities (“ABS”) as of December 31, 2025 and 2024, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

173	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment Securities in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024. The amounts include securities available for sale without an allowance for credit losses.
Table 3.2: Securities in a Gross Unrealized Loss Position

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$0	$0	$588	$0	$588	$0
RMBS:
Agency	1,063	(4)	46,859	(6,738)	47,922	(6,742)
Non-agency	2	0	4	0	6	0
Total RMBS	1,065	(4)	46,863	(6,738)	47,928	(6,742)
Agency CMBS	698	(2)	4,795	(342)	5,493	(344)
Other securities	425	0	0	0	425	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$2,188	$(6)	$52,246	$(7,080)	$54,434	$(7,086)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$1,724	$(6)	$931	$(3)	$2,655	$(9)
RMBS:
Agency	11,324	(178)	48,707	(9,349)	60,031	(9,527)
Non-agency	3	0	11	(1)	14	(1)
Total RMBS	11,327	(178)	48,718	(9,350)	60,045	(9,528)
Agency CMBS	700	(7)	5,677	(574)	6,377	(581)
Other securities	1,438	(3)	0	0	1,438	(3)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$15,189	$(194)	$55,326	$(9,927)	$70,515	$(10,121)
__________
(1)    Consists of approximately 2,270 and 2,740 securities in gross unrealized loss positions as of December 31, 2025 and 2024, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of December 31, 2025, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost basis and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost basis of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any hedge accounting relationships.

174	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 3.3: Contractual Maturities and Weighted-Average Yields of Securities

	December 31, 2025
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of securities available for sale:
U.S. Treasury securities	$3,304	$1,810	$4,899	$0	$10,013
RMBS(1):
Agency	3	148	1,070	67,920	69,141
Non-agency	0	0	36	551	587
Total RMBS	3	148	1,106	68,471	69,728
Agency CMBS(1)	778	2,896	2,471	1,747	7,892
Other securities	189	3,136	0	93	3,418
Total securities available for sale	$4,274	$7,990	$8,476	$70,311	$91,051
Amortized cost basis of securities available for sale	$4,276	$8,030	$8,622	$76,728	$97,656
Weighted-average yield for securities available for sale	4.05%	3.89%	3.98%	3.39%	3.51%
__________
(1)As of December 31, 2025, the weighted-average expected maturities of RMBS and Agency CMBS were 7.6 years and 4.4 years, respectively.
Table 3.4 Net Securities Gains or Losses and Proceeds from Sales
The following table presents the gross realized gains or losses and proceeds from the sale of securities available for sale for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Realized gains (losses):
Gross realized gains	$0	$0	$0
Gross realized losses	0	(35)	(34)
Net realized gains (losses)	$0	$(35)	$(34)
Total proceeds from sales(1)	9,697	$175	$290
__________
(1)For the year ended December 31, 2025, proceeds from sales relate to securities acquired in the Transaction and resulted in immaterial losses.
Securities Pledged and Received
We pledged investment securities totaling $39.7 billion and $39.4 billion as of December 31, 2025 and 2024, respectively. These securities are primarily pledged to support our advances from the FHLB and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of less than $1 million as of December 31, 2025 and approximately $18 million as of December 31, 2024 related to our derivative transactions.

175	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—LOANS
Our loan portfolio consists of loans held for investment, including loans held in our consolidated trusts, and loans held for sale. We further divide our loans held for investment into three segments: Credit Card, Consumer Banking and Commercial Banking. The Credit Card segment consists of domestic credit card loans, international credit card loans and personal loans. The Consumer Banking segment consists of auto and retail banking loans. The Commercial Banking segment consists of commercial and multifamily real estate as well as commercial and industrial loans. The information presented in the tables in this note excludes loans held for sale, which are carried at either fair value (if we elect the fair value option) or at the lower of cost or fair value.
Accrued interest receivable of $3.1 billion and $2.2 billion as of December 31, 2025 and 2024, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of December 31, 2025 and 2024. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	December 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$251,932	$3,015	$2,308	$5,148	$10,471	$262,403
Personal loans	9,325	72	53	49	174	9,499
International card businesses	7,304	117	83	164	364	7,668
Total credit card	268,561	3,204	2,444	5,361	11,009	279,570
Consumer Banking:
Auto	78,758	3,165	1,323	354	4,842	83,600
Retail banking	1,171	12	2	5	19	1,190
Total consumer banking	79,929	3,177	1,325	359	4,861	84,790
Commercial Banking:
Commercial and multifamily real estate	33,501	54	1	62	117	33,618
Commercial and industrial	55,330	57	3	254	314	55,644
Total commercial banking	88,831	111	4	316	431	89,262
Total loans(1)	$437,321	$6,492	$3,773	$6,036	$16,301	$453,622
% of Total loans	96.41%	1.43%	0.83%	1.33%	3.59%	100.00%

176	Capital One Financial Corporation (COF)

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
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $980 million and $1.2 billion as of December 31, 2025 and 2024, respectively.

177	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of December 31, 2025 and 2024. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $96 million and $111 million for the years ended December 31, 2025 and 2024, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	December 31, 2025			December 31, 2024
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$5,148	N/A	$0	$3,577	N/A	$0
Personal loans	47	$12	0	N/A	N/A	N/A
International card businesses	157	12	0	134	$10	0
Total credit card	5,352	24	0	3,711	10	0
Consumer Banking:
Auto	0	566	0	0	750	0
Retail banking	0	17	4	0	25	12
Total consumer banking	0	583	4	0	775	12
Commercial Banking:
Commercial and multifamily real estate	0	320	191	0	509	227
Commercial and industrial	0	892	527	96	701	607
Total commercial banking	0	1,212	718	96	1,210	834
Total	$5,352	$1,819	$722	$3,807	$1,995	$846
% of Total loans held for investment	1.18%	0.40%	0.16%	1.16%	0.61%	0.26%

178	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Quality Indicators
We closely monitor economic conditions and loan performance trends to assess and manage our exposure to credit risk. We discuss these risks and our credit quality indicator for each portfolio below.
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
The tables below present our Credit Card segment by delinquency status as of December 31, 2025 and 2024.
Table 4.3: Domestic and International Credit Card Delinquency Status

	December 31, 2025			December 31, 2024
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$250,332	$1,600	$251,932	$148,112	$453	$148,565
30-59 days	2,925	90	3,015	1,944	29	1,973
60-89 days	2,233	75	2,308	1,483	20	1,503
Greater than 90 days	5,016	132	5,148	3,549	28	3,577
Total domestic credit card	$260,506	$1,897	$262,403	$155,088	$530	$155,618

International card businesses:
Current	7,260	44	7,304	6,533	37	6,570
30-59 days	112	5	117	102	5	107
60-89 days	80	3	83	69	3	72
Greater than 90 days	158	6	164	135	6	141
Total international card businesses	$7,610	$58	$7,668	$6,839	$51	$6,890

179	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 4.4: Personal Loans Delinquency Status

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$4,050	$2,727	$1,614	$658	$208	$68	$9,325	$0	$0	$9,325
30-59 days	14	22	22	10	3	1	72	0	0	72
60-89 days	8	17	16	8	3	1	53	0	0	53
Greater than 90 days	5	16	17	8	2	1	49	0	0	49
Total personal loans	$4,077	$2,782	$1,669	$684	$216	$71	$9,499	$0	$0	$9,499
The personal loans delinquency status table as of December 31, 2024 is not comparative as the Closing Date was subsequent to the period.

180	Capital One Financial Corporation (COF)

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
The table below presents loans held for investment in our Consumer Banking segment loans held for investment by credit quality indicator as of December 31, 2025 and 2024. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.5: Consumer Banking Portfolio by Vintage Year

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,601	$11,622	$5,209	$4,634	$2,706	$512	$42,284	$0	$0	$42,284
621-660	6,691	4,002	2,258	1,683	988	263	15,885	0	0	15,885
620 or below	12,319	5,947	3,213	2,115	1,290	547	25,431	0	0	25,431
Total auto	36,611	21,571	10,680	8,432	4,984	1,322	83,600	0	0	83,600

Retail banking—Delinquency status:
Current	103	126	69	78	40	411	827	341	3	1,171
30-59 days	1	0	0	0	0	1	2	10	0	12
60-89 days	0	0	0	0	0	1	1	1	0	2
Greater than 90 days	0	0	0	0	0	2	2	3	0	5
Total retail banking	104	126	69	78	40	415	832	355	3	1,190
Total consumer banking	$36,715	$21,697	$10,749	$8,510	$5,024	$1,737	$84,432	$355	$3	$84,790

181	Capital One Financial Corporation (COF)

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
The following table presents loans held for investment for our Commercial Banking segment by internal risk ratings as of December 31, 2025 and 2024. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.6: Commercial Banking Portfolio by Internal Risk Ratings

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,288	$1,516	$2,034	$3,178	$1,357	$4,573	$14,946	$16,352	$140	$31,438
Criticized performing	0	172	145	428	109	975	1,829	29	2	1,860
Criticized nonperforming	10	17	0	0	76	217	320	0	0	320
Total commercial and multifamily real estate	2,298	1,705	2,179	3,606	1,542	5,765	17,095	16,381	142	33,618
Commercial and industrial
Noncriticized	8,077	5,391	4,623	7,531	3,284	6,667	35,573	16,643	219	52,435
Criticized performing	3	162	185	391	726	309	1,776	541	0	2,317
Criticized nonperforming	12	71	12	158	246	196	695	162	35	892
Total commercial and industrial	8,092	5,624	4,820	8,080	4,256	7,172	38,044	17,346	254	55,644
Total commercial banking	$10,390	$7,329	$6,999	$11,686	$5,798	$12,937	$55,139	$33,727	$396	$89,262

183	Capital One Financial Corporation (COF)

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Difficulty Modifications to Borrowers
As part of our loss mitigation efforts, we may provide short-term (one to twelve months) or long-term (greater than twelve months) modifications to a borrower experiencing financial difficulty to improve long-term collectibility of the loan and to avoid the need for repossession or foreclosure of collateral. Our modification programs and balances include those in place at Discover prior to the Transaction. The Company also allows permanent loan modifications for Credit Card customers who request financial assistance through external sources. The Company will in certain cases accept partial payment in full satisfaction of the outstanding receivable known as settlements. The settlement typically includes a waiver of unpaid principal, interest or fees.
We consider the impact of all loan modifications when estimating the credit quality of our loan portfolio and establishing allowance levels. For our Commercial Banking customers, loan modifications are also considered in the assignment of an internal risk rating.
For additional information on FDMs, see “Note 1—Summary of Significant Accounting Policies.”
The following tables present the major modification types, amortized cost basis amounts for each modification type and financial effects for all FDMs undertaken during the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.7: Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$3,955	—	$143	$4,098	—	—	—	$3	—	$3	$4,101
Term extension	—	$38	—	38	$97	$3	$100	317	$471	788	926
Principal balance reduction	—	—	—	—	25	—	25	—	5	5	30
Principal balance reduction and term extension	—	—	—	—	—	—	—	—	11	11	11
Interest rate reduction and term extension	8	66	—	74	1,094	—	1,094	—	98	98	1,266
Other(1)	—	110	—	110	5	2	7	48	250	298	415
Total loans modified	$3,963	$214	$143	$4,320	$1,221	$5	$1,226	$368	$835	$1,203	$6,749
% of total class of receivables	1.51%	2.25%	1.86%	1.55%	1.46%	0.46%	1.45%	1.09%	1.50%	1.35%	1.49%

	Year Ended December 31, 2024
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$570	N/A	$123	$693	—	—	—	—	—	—	$693
Term extension	—	N/A	—	—	$32	$5	$37	$471	$581	$1,052	1,089
Principal balance reduction	—	N/A	—	—	21	—	21	—	15	15	36
Interest rate reduction and term extension	9	N/A	—	9	665	—	665	—	114	114	788
Other(1)	—	N/A	—	—	4	1	5	68	69	137	142
Total loans modified	$579	N/A	$123	$702	$722	$6	$728	$539	$779	$1,318	$2,748
% of total class of receivables	0.37%	N/A	1.79%	0.43%	0.94%	0.48%	0.93%	1.69%	1.41%	1.51%	0.84%

185	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$590	N/A	$97	$687	$—	$—	$—	$—	$—	$—	$687
Term extension	—	N/A	—	—	65	6	71	463	436	899	970
Principal balance reduction	—	N/A	—	—	21	—	21	—	—	—	21
Principal balance reduction and term extension	—	N/A	—	—	—	—	—	—	11	11	11
Interest rate reduction and term extension	12	N/A	—	12	672	1	673	—	26	26	711
Other(1)	—	N/A	—	—	4	3	7	2	451	453	460
Total loans modified	$602	N/A	$97	$699	$762	$10	$772	$465	$924	$1,389	$2,860
% of total class of receivables	0.41%	N/A	1.41%	0.45%	1.03%	0.74%	1.02%	1.35%	1.65%	1.54%	0.89%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as payment delays, increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
Table 4.8: Financial Effects of Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.18%	13.98%	25.71%	8.77%	0.50%	0.85%	2.78%
Payment delay duration (in months)	12	33	0	6	33	7	16
Principal balance reduction	$311	—	—	$1	—	—	$36
Interest and fees forgiven	$269	—	—	—	—	—	—

	Year Ended December 31, 2024
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	20.12%	N/A	26.71%	8.83%	3.48%	0.79%	1.90%
Payment delay duration (in months)	12	N/A	—	6	3	10	16
Principal balance reduction	—	N/A	—	$1	—	—	$15

	Year Ended December 31, 2023
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.32%	N/A	27.10%	8.72%	2.00%	—%	0.25%
Payment delay duration (in months)	12	N/A	—	6	10	13	7
Principal balance reduction	—	N/A	—	$1	—	$20	$3

186	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Note 1—Summary of Significant Accounting Policies” for additional information on how the allowance for modified loans is calculated for each portfolio. FDMs are accumulated and the performance of each loan that received an FDM is reported on a rolling 12-month basis.
The following tables present FDMs over a rolling 12-month period by delinquency status as of December 31, 2025, 2024 and 2023, respectively. For the 12-month period ended December 31, 2025, the table includes amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.9 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	December 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card(2)	$3,250	$221	$164	$328	$713	$3,963
Personal loans	174	22	12	6	40	214
International card businesses	77	13	13	40	66	143
Total credit card	3,501	256	189	374	819	4,320
Consumer Banking:
Auto	956	147	88	30	265	1,221
Retail banking	5	0	0	0	0	5
Total consumer banking	961	147	88	30	265	1,226
Commercial Banking:
Commercial and multifamily real estate	368	0	0	0	0	368
Commercial and industrial	694	31	0	110	141	835
Total commercial banking	1,062	31	0	110	141	1,203
Total	$5,524	$434	$277	$514	$1,225	$6,749

187	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$397	$57	$43	$82	$182	$579
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	68	11	10	34	55	123
Total credit card	465	68	53	116	237	702
Consumer Banking:
Auto	522	101	70	29	200	722
Retail banking	4	1	0	1	2	6
Total consumer banking	526	102	70	30	202	728
Commercial Banking:
Commercial and multifamily real estate	535	2	0	2	4	539
Commercial and industrial	696	0	19	64	83	779
Total commercial banking	1,231	2	19	66	87	1,318
Total	$2,222	$172	$142	$212	$526	$2,748

	December 31, 2023
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$384	$81	$46	$91	$218	$602
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	49	9	9	30	48	97
Total credit card	433	90	55	121	266	699
Consumer Banking:
Auto	548	107	76	31	214	762
Retail banking	10	0	0	0	0	10
Total consumer banking	558	107	76	31	214	772
Commercial Banking:
Commercial and multifamily real estate	426	0	0	39	39	465
Commercial and industrial	820	0	0	104	104	924
Total commercial banking	1,246	0	0	143	143	1,389
Total	$2,237	$197	$131	$295	$623	$2,860
__________
(1)Commitments to lend additional funds on FDMs totaled $107 million, $334 million and $109 million as of December 31, 2025, 2024 and 2023, respectively.
(2)Includes $1.2 billion of FDMs as of December 31, 2025 that were modified prior to the Closing Date.

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
The following table presents FDMs that entered subsequent default for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified or entered subsequent default prior to the Closing Date.
Table 4.10 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Year Ended December 31, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$710	$0	$3	$0	$713
Personal loans	0	10	10	43	63
International card businesses	91	0	0	0	91
Total credit card	801	10	13	43	867
Consumer Banking:
Auto	0	8	410	0	418
Total consumer banking	0	8	410	0	418
Commercial Banking:
Commercial and multifamily real estate	0	0	0	11	11
Commercial and industrial	0	20	0	2	22
Total commercial banking	0	20	0	13	33
Total	$801	$38	$423	$56	$1,318

	Year Ended December 31, 2024
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$228	$0	$3	$0	$231
Personal loans	N/A	N/A	N/A	N/A	N/A
International card businesses	76	0	0	0	76
Total credit card	304	0	3	0	307
Consumer Banking:
Auto	0	8	448	0	456
Retail banking	0	1	0	0	1
Total consumer banking	0	9	448	0	457
Commercial Banking:
Commercial and multifamily real estate	0	169	0	54	223
Commercial and industrial	0	125	0	255	380
Total commercial banking	0	294	0	309	603
Total	$304	$303	$451	$309	$1,367

189	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total Loans
Credit Card:
Domestic credit card	$89	$0	$1	$90
Personal loans	N/A	N/A	N/A	N/A
International card businesses	20	0	0	20
Total credit card	109	0	1	110
Consumer Banking:
Auto	0	15	235	250
Total consumer banking	0	15	235	250
Commercial Banking:
Commercial and multifamily real estate	0	46	0	46
Commercial and industrial	0	51	0	51
Total commercial banking	0	97	0	97
Total	$109	$112	$236	$457

190	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Pledged
We pledged loan collateral of $6.6 billion and $6.7 billion to secure a portion of our FHLB borrowing capacity of $34.4 billion and $35.1 billion as of December 31, 2025 and 2024, respectively. We also pledged loan collateral of $91.6 billion and $80.2 billion to secure our Federal Reserve Discount Window borrowing capacity of $53.3 billion and $46.7 billion as of December 31, 2025 and 2024, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Loans Held for Sale
Our total loans held for sale was $760 million and $202 million as of December 31, 2025 and 2024, respectively. We originated for sale $4.3 billion, $3.3 billion and $4.4 billion of commercial multifamily real estate loans in 2025, 2024 and 2023, respectively, and typically retain servicing rights upon the sale of these loans.
Revolving Loans Converted to Term Loans
For the years ended December 31, 2025 and 2024, we converted $1.4 billion and $847 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

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
For credit card loans, finance charges and fees are charged off simultaneously with the charge-off of other components of amortized cost basis as a reduction of revenue. Total net revenue was reduced by $3.3 billion, $2.6 billion and $1.9 billion in 2025, 2024 and 2023, respectively, for finance charges and fees charged-off as uncollectible.
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
See “Note 1—Summary of Significant Accounting Policies” for further discussion of the methodology and policies for determining our allowance for credit losses, as well as information on our reserve for unfunded lending commitments.
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by segment for the years ended December 31, 2025, 2024 and 2023. Our allowance for credit losses increased by $7.2 billion to $23.4 billion as of December 31, 2025 from 2024.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2022	$9,545	$2,237	$1,458	$13,240
Cumulative effects of accounting standards adoption(1)	(63)	0	0	(63)
Balance as of January 1, 2023	9,482	2,237	1,458	13,177
Charge-offs	(7,787)	(2,327)	(588)	(10,702)
Recoveries(2)	1,315	963	10	2,288
Net charge-offs	(6,472)	(1,364)	(578)	(8,414)
Provision for credit losses	8,651	1,169	665	10,485
Allowance build (release) for credit losses	2,179	(195)	87	2,071
Other changes(3)	48	0	0	48
Balance as of December 31, 2023	11,709	2,042	1,545	15,296
Reserve for unfunded lending commitments:
Balance as of December 31, 2022	0	0	218	218
Provision (benefit) for losses on unfunded lending commitments	0	0	(60)	(60)
Balance as of December 31, 2023	0	0	158	158

192	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Combined allowance and reserve as of December 31, 2023	$11,709	$2,042	$1,703	$15,454
Allowance for credit losses:
Balance as of December 31, 2023	$11,709	$2,042	$1,545	$15,296
Charge-offs	(10,757)	(2,758)	(234)	(13,749)
Recoveries(2)	1,770	1,165	66	3,001
Net charge-offs	(8,987)	(1,593)	(168)	(10,748)
Provision for credit losses	10,272	1,435	23	11,730
Allowance build (release) for credit losses	1,285	(158)	(145)	982
Other changes(3)	(20)	0	0	(20)
Balance as of December 31, 2024	12,974	1,884	1,400	16,258
Reserve for unfunded lending commitments:
Balance as of December 31, 2023	0	0	158	158
Provision (benefit) for losses on unfunded lending commitments	0	0	(15)	(15)
Balance as of December 31, 2024	0	0	143	143
Combined allowance and reserve as of December 31, 2024	$12,974	$1,884	$1,543	$16,401
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs(4)	(15,216)	(2,662)	(288)	(18,166)
Recoveries(2)	3,645	1,368	51	5,064
Net charge-offs	(11,571)	(1,294)	(237)	(13,102)
Initial allowance for purchased credit deteriorated loans	2,870	0	0	2,870
Benefit from expected recoveries of charged off loans(5)	(3,305)	0	0	(3,305)
Provision for credit losses(6)	19,066	1,302	288	20,656
Allowance build for credit losses	7,060	8	51	7,119
Other changes(3)	32	0	0	32
Balance as of December 31, 2025	20,066	1,892	1,451	23,409
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	0	0	143	143
Provision (benefit) for losses on unfunded lending commitments	0	0	(1)	(1)
Balance as of December 31, 2025	0	0	142	142
Combined allowance and reserve as of December 31, 2025	$20,066	$1,892	$1,593	$23,551
_________
(1)Impact from the adoption of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): TDR and Vintage Disclosures as of January 1, 2023.
(2)Third-party collection expenses of $730 million, $366 million and $353 million for the years ended December 31, 2025, 2024 and 2023, respectively, are included in other non-interest expense.
(3)Primarily represents foreign currency translation adjustments for the year ended December 31, 2025 and 2024. Primarily represents foreign currency translation adjustments and the initial allowance for PCD loans for the year ended December 31, 2023. The initial allowance of PCD loans was $32 million for the year ended December 31, 2023.
(4)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(5)Represents contractual rights to collect on recoveries of acquired Discover loans that are charged off.
(6)The provision for credit losses includes the initial allowance for credit losses of $8.8 billion for non-PCD loans acquired in the Transaction.

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
The table below presents gross charge-offs for loans held for investment by vintage year during the year ended December 31, 2025.
Table 5.2: Gross Charge-Offs by Vintage Year

	Year Ended December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$14,084	$282	$14,366
Personal loans	$20	$102	$110	$52	$17	$4	$305	N/A	N/A	305
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	529	16	545
Total credit card	20	102	110	52	17	4	305	14,613	298	15,216
Consumer Banking
Auto	229	714	600	550	330	159	2,582	0	0	2,582
Retail banking	0	0	0	0	0	1	1	79	0	80
Total consumer banking	229	714	600	550	330	160	2,583	79	0	2,662
Commercial Banking
Commercial and multifamily real estate	0	0	0	2	2	26	30	0	0	30
Commercial and industrial	0	0	0	130	26	42	198	60	0	258
Total commercial banking	0	0	0	132	28	68	228	60	0	288
Total	$249	$816	$710	$734	$375	$232	$3,116	$14,752	$298	$18,166

194	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the years ended December 31, 2025, 2024 and 2023.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Estimated reimbursements from partners, beginning of period	$1,010	$2,014	$1,558
Amounts due from partners for charged off loans	(657)	(904)	(980)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	750	(100)	1,436
Estimated reimbursements from partners, end of period	$1,103	$1,010	$2,014

195	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of December 31, 2025 and 2024. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	December 31, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$28,208	$10,478	$0	$0	$0
Auto loan securitizations	3,451	2,622	0	0	0
Total securitization-related VIEs	31,659	13,100	0	0	0
Other VIEs:(3)
Affordable housing entities	469	167	6,485	2,204	6,485
Entities that provide capital to low-income and rural communities	2,942	10	48	24	48
Other(4)	0	0	1,389	154	1,389
Total other VIEs	3,411	177	7,922	2,382	7,922
Total VIEs	$35,070	$13,277	$7,922	$2,382	$7,922

196	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$24,753	$11,500	$0	$0	$0
Auto loan securitizations	4,100	3,204	0	0	0
Total securitization-related VIEs	28,853	14,704	0	0	0
Other VIEs:(3)
Affordable housing entities	354	75	5,544	1,877	5,544
Entities that provide capital to low-income and rural communities	2,605	9	0	0	0
Other(4)	0	0	874	110	874
Total other VIEs	2,959	84	6,418	1,987	6,418
Total VIEs	$31,812	$14,788	$6,418	$1,987	$6,418
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $3.0 billion of assets and $1.2 billion of liabilities as of December 31, 2025, and $2.7 billion of assets and $1.0 billion of liabilities as of December 31, 2024.
(4)Primarily consists of variable interests in companies that promote renewable energy sources and other equity method investments.
Securitization-Related VIEs
In a securitization transaction, assets are transferred to a trust, which generally meets the definition of a VIE. We engage in securitization activities as an issuer and an investor. Our primary securitization issuance activity includes credit card and auto securitizations, conducted through securitization trusts which we consolidate. Our continuing involvement in these securitization transactions mainly consists of acting as the primary servicer and holding certain retained interests. We also originate multifamily commercial real estate loans and transfer them to GSEs, which may, in turn, securitize them, where we do not consolidate the securitization trusts employed in these transactions.
Credit Card and Auto Securitizations
We securitize a portion of our credit card receivables and auto loans which provides a source of funding for us. These securitizations involve the transfer of assets, including credit card receivables and auto loans, into respective securitization trusts. These trusts then issue debt securities collateralized by the transferred assets to third-party investors. We hold certain retained interests and continue to service the assets in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.
Our primary credit card securitization platform is the Capital One Multi-asset Execution Trust securitization program. As part of the Discover acquisition in May 2025, we acquired the Discover Card Execution Note Trust (“DCENT”) securitization program. In December 2025, we defeased the outstanding DiscoverSeries Class A Notes issued by DCENT (the “Class A Notes”) as part of the wind down of that issuance platform. In connection with the defeasance, DCENT’s interest in the underlying credit card receivables collateral was replaced with defeasance collateral consisting of U.S. Treasury bonds, cash, or a combination of both in an aggregate amount that is expected to be sufficient to pay the remaining principal of, and interest on, the defeased Class A Notes in accordance with their terms. Consequently, we no longer transfer new credit card receivables into the DCENT securitization trust or issue new debt securities from this program.

197	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Multifamily Agency Securitization Activity
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to GSEs who may, in turn, securitize them. We retain the related MSRs and service the transferred loans pursuant to the guidelines set forth by the GSEs. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 19—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements and “Note 7—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations.
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the year ended December 31, 2025 and 2024, we recognized amortization of $696 million and $701 million, respectively, and tax credits of $722 million and $718 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $6.2 billion and $5.3 billion as of December 31, 2025 and 2024, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.5 billion and $2.1 billion as of December 31, 2025 and 2024, respectively, and is largely expected to be paid from 2026 to 2029.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $6.5 billion and $5.5 billion as of December 31, 2025 and 2024, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.2 billion and $18.1 billion as of December 31, 2025 and 2024, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $2.9 billion and $2.6 billion as of December 31, 2025 and 2024, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

198	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $1.4 billion and $874 million as of December 31, 2025 and 2024, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $698 million as of December 31, 2025. For the year ended December 31, 2025, we recognized amortization of $118 million and tax credits of $85 million associated with these investments within income tax provision. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $154 million as of December 31, 2025, and is expected to be paid from 2026 to 2034.
In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs and act as an investor in RMBS, CMBS and ABS which are issued from securitization trusts, we have excluded these VIEs from the tables presented in this note. See “Note 3—Investment Securities” and “Note 4—Loans” for additional information regarding our investment portfolio and lending arrangements in the normal course of business.

199	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of December 31, 2025 and 2024. Goodwill and other intangible assets are presented separately, while MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	December 31, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$28,509	N/A	$28,509	N/A
Other intangible assets (definite lived):
Purchased credit card relationships(1)	10,469	$(1,274)	9,195	10.3 years
Network and financial partner relationships(2)	1,500	(84)	1,416	10.6 years
Core deposit(2)	1,100	(125)	975	9.4 years
Other(3)	121	(107)	14	4.8 years
Total other intangible assets (definite lived):	13,190	(1,590)	11,600	10.3 years
Other intangible assets (indefinite lived):
Discover Network(2)	2,700	N/A	2,700
Brand / Trade names(2)	2,270	N/A	2,270
Other(4)	8	N/A	8
Total other intangible assets (indefinite lived):	4,978	N/A	4,978
Total other intangible assets	18,168	(1,590)	16,578
Total goodwill and other intangible assets	$46,677	$(1,590)	$45,087
Commercial MSRs(5)	$646	$(343)	$303

	December 31, 2024
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period
Goodwill	$15,059	N/A	$15,059	N/A
Other intangible assets (definite lived):
Purchased credit card relationships	369	$(164)	205	6.1 years
Other(3)	126	(106)	20	5.1 years
Total other intangible assets (definite lived)	495	(270)	225	6.0 years
Other intangible assets (indefinite lived):
Other(4)	8	N/A	8
Total other intangible assets (indefinite lived)	8	N/A	8
Total other intangible assets	503	(270)	233
Total goodwill and other intangible assets	$15,562	$(270)	$15,292
Commercial MSRs(5)	$653	$(309)	$344
__________
(1)Includes a carrying value of $10.1 billion of PCCRs related to the Transaction.
(2)Intangible assets recognized as part of the Transaction.
(3)Primarily consists of intangibles for customer, sponsor and merchant relationships.
(4)Consists of license and domain names.
(5)Commercial MSRs are accounted for under the amortization method under which we recorded $80 million and $77 million of amortization expense for the years ended December 31, 2025 and 2024, respectively.

200	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
In connection with the Transaction, we recorded intangible assets that include PCCRs, network and financial partner relationships, core deposit, Discover Network and Brand/Trade names. PCCR intangible reflects the value of future activity from existing credit card relationships over their expected lives. Network and financial partner relationships intangible represents the value associated with economics generated by the existing third-party partners. Core deposit intangible represents the economics associated with the favorable funding spread between the acquired core deposit base and alternative sources of funding. Discover Network represents the value associated with the economics generated by the proprietary payment network, including any expected synergies. Brand/Trade names represent the economic benefits of the ability to generate revenue based on the value of the trade names, which include the Discover, Diners Club and PULSE brands. See “Note 2—Business Combinations and Discontinued Operations” for additional information. Other intangible assets were recorded as a result of acquisitions other than the Transaction. There were no impairments of intangible assets in 2025, 2024 and 2023, respectively.
Intangible assets are typically amortized over their respective estimated useful lives on either an accelerated or straight-line basis. The following table summarizes the actual amortization expense recorded for the year ended December 31, 2025, 2024 and 2023, respectively, and the estimated future amortization expense for intangible assets as of December 31, 2025 for the next five fiscal years and thereafter:
Table 7.2: Amortization Expense

(Dollars in millions)	Amortization Expense
Actual for the year ended December 31,
2023	$82
2024	77
2025	1,326
Estimated future amounts for the year ending December 31,
2026	1,962
2027	1,779
2028	1,595
2029	1,412
2030	1,230
Thereafter	3,622
Total estimated future amounts	$11,600

201	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for the years ended December 31, 2025, 2024 and 2023. We did not recognize any goodwill impairment during 2025, 2024 and 2023, respectively.
Table 7.3: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2022	$5,078	$4,645	$5,054	$14,777
Acquisitions	273	0	0	273
Other adjustments(1)	15	0	0	15
Balance as of December 31, 2023	5,366	4,645	5,054	15,065
Other adjustments(1)	(6)	0	0	(6)
Balance as of December 31, 2024	5,360	4,645	5,054	15,059
Acquisitions(2)	6,529	6,895	0	13,424
Other adjustments(1)	26	0	0	26
Balance as of December 31, 2025	$11,915	$11,540	$5,054	$28,509
__________
(1)Represents foreign currency translation adjustments.
(2)The goodwill associated with the Transaction was allocated to the Credit Card and Consumer Banking segments as of December 31, 2025. See “Note 2—Business Combinations and Discontinued Operations” for further details.
The goodwill impairment test is performed as of October 1 of each year. An impairment of a reporting unit’s goodwill is determined based on the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
The fair value of reporting units is calculated using a DCF methodology, a form of the income approach. The calculation uses projected cash flows based on each reporting unit’s internal forecast and uses the perpetuity growth method to calculate terminal values. These cash flows and terminal values are then discounted using appropriate discount rates, which are largely based on our external cost of equity with adjustments for the risk inherent in each reporting unit. The carrying amount for a reporting unit is the sum of its respective capital requirements, goodwill and other intangibles balances. Capital is allocated based on each reporting unit’s specific regulatory capital requirements and underlying risks. Consolidated stockholder’s equity in excess of the sum of all reporting unit’s capital requirements that is not identified for future capital needs, such as dividends, share buybacks, or other strategic initiatives, is allocated to the reporting units and the Other category and assumed distributed to equity holders. Our DCF analysis requires management to make judgments about future loan and deposit growth, revenue growth, credit losses, and capital rates. The reasonableness of our fair value calculation is assessed by reference to a market-based approach using comparable market multiples and recent market transactions where available.

202	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PREMISES, EQUIPMENT AND LEASES
Premises and Equipment
The following table presents our premises and equipment as of December 31, 2025 and 2024.
Table 8.1 Components of Premises and Equipment

(Dollars in millions)	December 31, 2025	December 31, 2024
Land	$330	$303
Buildings and improvements	4,591	4,276
Furniture and equipment	1,830	1,751
Computer software	4,902	3,357
In progress	550	426
Total premises and equipment, gross	12,203	10,113
Less: Accumulated depreciation and amortization	(6,601)	(5,602)
Total premises and equipment, net	$5,602	$4,511
Depreciation and amortization expense was $1.5 billion, $1.1 billion and $939 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following tables present information about our operating lease portfolio and the related lease costs as of and for the years ended December 31, 2025 and 2024.
Table 8.2 Operating Lease Portfolio

(Dollars in millions)	December 31, 2025	December 31, 2024
Right-of-use assets	$977	$974
Lease liabilities	1,259	1,265
Weighted-average remaining lease term	7.3 years	7.9 years
Weighted-average discount rate	3.5%	3.3%

203	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 8.3 Total Operating Lease Expense and Other Information

	Year Ended December 31,
(Dollars in millions)	2025	2024
Operating lease cost	$252	$224
Variable lease cost	41	48
Total lease cost	293	272
Sublease income	(13)	(14)
Net lease cost	$280	$258
Cash paid for amounts included in the measurement of lease liabilities	$270	$261
Right-of-use assets obtained in exchange for lease liabilities	150	145
The following table presents a maturity analysis of our operating leases and a reconciliation of the undiscounted cash flows to our lease liabilities as of December 31, 2025.
Table 8.4 Maturities of Operating Leases and Reconciliation to Lease Liabilities

(Dollars in millions)	December 31, 2025
2026	$254
2027	233
2028	215
2029	195
2030	166
Thereafter	405
Total undiscounted lease payments	1,468
Less: Imputed interest	209
Total lease liabilities	$1,259
As of December 31, 2025, we had approximately $19 million and $22 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 3.9 years. As of December 31, 2024, we had approximately $20 million and $29 million of right-of-use assets and lease liabilities, respectively, for finance leases with a weighted-average remaining lease term of 4.1 years. These right-of-use assets and lease liabilities are included in premises and equipment, net and other borrowings, respectively, on our consolidated balance sheets. We recognized $7 million and $10 million of total finance lease expense for the years ended December 31, 2025 and 2024, respectively.

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of December 31, 2025 and 2024. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 9.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	December 31, 2025	December 31, 2024
Deposits:
Non-interest bearing deposits	$27,385	$26,122
Interest-bearing deposits(1)	448,386	336,585
Total deposits	$475,771	$362,707
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$587	$562
Short-term FHLB advances	500	0
Total short-term borrowings	$1,087	$562

	December 31, 2025				December 31, 2024
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2026 - 2035	1.03% - 5.82%	3.61%	$12,853	$14,264
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2026-2036	1.65 - 7.96	5.05	31,335	26,930
Fixed unsecured subordinated debt	2026-2036	2.36 - 6.18	4.59	4,666	3,766
Total senior and subordinated notes				36,001	30,696
Other long-term borrowings
FHLB advances	2026-2030	3.93 - 4.82	4.38	1,037	0
Finance lease liabilities	2026- 2030	3.74 - 9.91	5.64	22	29
Total other long-term borrowings				$1,059	$29
Total long-term debt				$49,913	$44,989
Total short-term borrowings and long-term debt				$51,000	$45,551
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of December 31, 2025, the total time deposit amount with some portion in excess of the insured amount was $17.4 billion and the portion of total time deposits estimated to be uninsured was $12.9 billion. As of December 31, 2024, the total time deposit amount with some portion in excess of the insured amount was $15.2 billion and the portion of total time deposits estimated to be uninsured was $10.1 billion.
(2)Includes $544 million and $473 million of Euro (“EUR”) denominated unsecured notes as of December 31, 2025 and 2024, respectively.

205	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value of our interest-bearing time deposits with contractual maturities, securitized debt obligations and other debt by remaining contractual maturity as of December 31, 2025.
Table 9.2: Maturity Profile of Borrowings

(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Interest-bearing time deposits	$82,948	$14,586	$4,590	$1,537	$602	$728	$104,991
Securitized debt obligations	5,468	1,539	2,653	847	1,277	1,069	12,853
Federal funds purchased and securities loaned or sold under agreements to repurchase	587	0	0	0	0	0	587
Senior and subordinated notes	2,953	5,307	4,376	3,297	4,547	15,521	36,001
Other borrowings	1,006	6	6	3	538	0	1,559
Total	$92,962	$21,438	$11,625	$5,684	$6,964	$17,318	$155,991

206	Capital One Financial Corporation (COF)

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
•CCPs: We clear eligible OTC derivatives with CCPs as part of our regulatory requirements. We also clear exchange-traded instruments, like futures, with CCPs. Futures commission merchants (“FCMs”) serve as the intermediary between CCPs and us. CCPs require that we post initial and variation margin through our FCMs to mitigate the risk of non-payment or default. Initial margin is required by CCPs as collateral against potential losses on our exchange-traded and cleared derivative contracts and variation margin is exchanged on a daily basis to account for mark-to-market changes in those derivative contracts. For CME, ICE and LCH cleared OTC derivatives, variation margin cash payments are required to be characterized as settlements. Our FCM agreements governing these derivative transactions include provisions that may require us to post additional collateral under certain circumstances.
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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of December 31, 2025 and 2024, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities associated with continuing operations are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 10.1: Derivative Assets and Liabilities at Fair Value

	December 31, 2025			December 31, 2024
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$60,580	$13	$52	$61,250	$3	$13
Cash flow hedges	131,250	145	86	102,550	123	24
Total interest rate contracts	191,830	158	138	163,800	126	37
Foreign exchange contracts:
Fair value hedges	587	0	22	518	0	101
Cash flow hedges	2,737	0	35	2,549	74	0
Net investment hedges	5,526	18	82	4,858	190	0
Total foreign exchange contracts	8,850	18	139	7,925	264	101
Total derivatives designated as accounting hedges	200,680	176	277	171,725	390	138
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	132,966	672	678	108,754	865	1,014
Commodity contracts	40,298	1,231	1,096	34,185	858	814
Foreign exchange and other contracts	6,390	57	56	6,951	80	52
Total customer accommodation	179,654	1,960	1,830	149,890	1,803	1,880
Other interest rate exposures(2)	1,909	17	11	909	14	9
Other contracts	3,467	48	11	3,254	25	5
Total derivatives not designated as accounting hedges	185,030	2,025	1,852	154,053	1,842	1,894
Total derivatives	$385,710	$2,201	$2,129	$325,778	$2,232	$2,032
Less: netting adjustment(3)		(408)	(501)		(1,056)	(304)
Total derivative assets/liabilities		$1,793	$1,628		$1,176	$1,728
__________
(1)Does not reflect $5 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2025 and 2024, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
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
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of December 31, 2025 and 2024.
Table 10.2: Hedged Items in Fair Value Hedging Relationships

	December 31, 2025			December 31, 2024
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,424	$79	$44	$8,312	$(38)	$78
Interest-bearing deposits	(6,702)	17	0	(10,331)	160	0
Securitized debt obligations	(10,236)	136	0	(11,011)	276	0
Senior and subordinated notes	(34,599)	335	(115)	(30,696)	1,069	(225)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.7 billion and $3.4 billion as of December 31, 2025 and 2024, respectively. The amount of the designated hedged items was $2.5 billion and $2.1 billion as of December 31, 2025 and 2024, respectively. The cumulative basis adjustments associated with these hedges was $29 million and $16 million as of December 31, 2025 and 2024, respectively.
(2)Carrying value represents amortized cost basis.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of December 31, 2025 and 2024. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

210	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 10.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of December 31, 2025
Derivative assets(1)	$2,201	$(302)	$(106)	$1,793	$0	$1,793
As of December 31, 2024
Derivative assets(1)	2,232	(202)	(854)	1,176	(22)	1,154

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of December 31, 2025
Derivative liabilities(1)	$2,129	$(302)	$(199)	$1,628	$0	$1,628
Repurchase agreements(2)	587	0	0	587	(587)	0
As of December 31, 2024
Derivative liabilities(1)	2,032	(202)	(102)	1,728	(53)	1,675
Repurchase agreements(2)	562	0	0	562	(562)	0
__________
(1)We received cash collateral from derivative counterparties totaling $144 million and $1.1 billion as of December 31, 2025 and 2024, respectively. We also received securities from derivative counterparties with a fair value of approximately $18 million as of December 31, 2024, which we have the ability to re-pledge. We posted $1.8 billion and $1.6 billion of cash collateral as of December 31, 2025 and 2024, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $599 million and $573 million as of December 31, 2025 and 2024, respectively, primarily consisting of agency RMBS securities.

211	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the years ended December 31, 2025, 2024 and 2023.
Table 10.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Year Ended December 31, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$3,218	$53,021	$2,457	$(12,925)	$(660)	$(2,172)	$1,264
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$79	$0	$0	$(102)	$(153)	$(547)	$0
Gains (losses) recognized on derivatives	(153)	0	0	143	139	853	70
Gains (losses) recognized on hedged items(1)	117	0	0	(143)	(140)	(745)	(70)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$43	$0	$0	$(102)	$(154)	$(440)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(4)	$(927)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	13	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(4)	$(927)	$13	$0	$0	$0	$0

212	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,873	$40,894	$2,267	$(11,493)	$(958)	$(2,333)	$1,081
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$159	$0	$0	$(323)	$(413)	$(961)	$0
Gains (losses) recognized on derivatives	(42)	0	0	116	226	86	(57)
Gains (losses) recognized on hedged items(1)	(30)	0	0	(117)	(227)	59	57
Excluded component of fair value hedges(2)	0	0	0	0	0	6	0
Net income (expense) recognized on fair value hedges	$87	$0	$0	$(324)	$(414)	$(810)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(1,207)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	11	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(1,207)	$11	$0	$0	$0	$0

213	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,550	$37,410	$1,978	$(9,489)	$(959)	$(2,204)	$1,120
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$158	$0	$0	$(385)	$(414)	$(1,036)	$0
Gains (losses) recognized on derivatives	(149)	0	0	220	244	733	42
Gains (losses) recognized on hedged items(1)	72	0	0	(223)	(245)	(575)	(42)
Excluded component of fair value hedges(2)	0	0	0	0	0	(3)	0
Net income (expense) recognized on fair value hedges	$81	$0	$0	$(388)	$(415)	$(881)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains reclassified from AOCI into net income	$0	$(1,205)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	11	0	0	0	0
Net income (expense) recognized on cash flow hedges	$0	$(1,205)	$11	$0	$0	$0	$0
__________
(1)Includes amortization benefit of $69 million, $76 million and $79 million for the years ended December 31, 2025, 2024 and 2023 respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $121 million and $66 million for the years ended December 31, 2025 and 2023, respectively, and gain of $128 million for the year ended December 31, 2024, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $349 million recorded in AOCI as of December 31, 2025 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.2 years as of December 31, 2025. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

214	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the years ended December 31, 2025, 2024 and 2023. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 10.5: Gains (Losses) on Free-Standing Derivatives

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$37	$30	$34
Commodity contracts	28	18	39
Foreign exchange and other contracts	27	21	16
Total customer accommodation	92	69	89
Other interest rate exposures	122	254	264
Other contracts	(34)	(58)	(29)
Total	$180	$265	$324

215	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—STOCKHOLDERS’ EQUITY
Preferred Stock
We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. Shares of Discover's Series C and Series D preferred stock that were outstanding immediately before the Transaction were converted at the time of the Transaction into shares of Capital One’s newly issued Series O and Series P preferred stock, respectively. Series P was fully redeemed on June 30, 2025. For additional information, refer to “Note 2—Business Combinations and Discontinued Operations.” For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits. The following table summarizes our preferred stock outstanding as of December 31, 2025 and 2024.
Table 11.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of December 31, 2025	Carrying Value (in millions)
Series	Description	Issuance Date						December 31, 2025	December 31, 2024
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800%	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625%	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375%	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027;Quarterly thereafter	100,000	5,700	562	N/A
Total								$5,407	$4,845
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
The following table presents the changes in AOCI by component for the years ended December 31, 2025, 2024 and 2023.
Table 11.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2022	$(7,676)	$(2,182)	$(20)	$(38)	$(9,916)
Other comprehensive income (loss) before reclassifications	881	(268)	46	7	666
Amounts reclassified from AOCI into earnings	26	957	0	(1)	982
Other comprehensive income (loss), net of tax	907	689	46	6	1,648
AOCI as of December 31, 2023	(6,769)	(1,493)	26	(32)	(8,268)
Other comprehensive income (loss) before reclassifications	(801)	(1,029)	(23)	7	(1,846)
Amounts reclassified from AOCI into earnings	26	802	0	0	828
Other comprehensive income (loss), net of tax	(775)	(227)	(23)	7	(1,018)
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	2,533	396	78	0	3,007
Amounts reclassified from AOCI into earnings	0	783	0	28	811
Other comprehensive income, net of tax	2,533	1,179	78	28	3,818
AOCI as of December 31, 2025	$(5,011)	$(541)	$81	$3	$(5,468)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive losses of $226 million, gains of $169 million and losses of $126 million for the years ended December 31, 2025, 2024 and 2023, respectively, from hedging instruments designated as net investment hedges.

217	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 .
Table 11.3: Reclassifications from AOCI

(Dollars in millions)		Year Ended December 31,
AOCI Components	Affected Income Statement Line Item	2025	2024	2023
Securities available for sale:
	Non-interest income (expense)	$0	$(35)	$(34)
	Income tax provision (benefit)	0	(9)	(8)
	Net income (loss)	0	(26)	(26)
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(931)	(1,207)	(1,205)
Foreign exchange contracts:	Interest income	13	11	11
	Interest income (expense)	(1)	6	(3)
	Non-interest income (expense)	(121)	129	(66)
	Income (loss) from continuing operations before income taxes	(1,040)	(1,061)	(1,263)
	Income tax provision (benefit)	(257)	(259)	(306)
	Net income (loss)	(783)	(802)	(957)
Other:
	Non-interest income and non-interest expense	(37)	0	1
	Income tax provision (benefit)	(9)	0	0
	Net income (loss)	(28)	0	1
Total reclassifications		$(811)	$(828)	$(982)
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the years ended December 31, 2025, 2024 and 2023.
Table 11.4: Other Comprehensive Income (Loss)

	Year Ended December 31,
	2025			2024			2023
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$3,376	$843	$2,533	$(1,036)	$(261)	$(775)	$1,183	$276	$907
Net unrealized gains (losses) on hedging relationships	1,561	382	1,179	(303)	(76)	(227)	906	217	689
Foreign currency translation adjustments(1)	7	(71)	78	32	55	(23)	6	(40)	46
Other	37	9	28	9	2	7	8	2	6
Other comprehensive income (loss)	$4,981	$1,163	$3,818	$(1,298)	$(280)	$(1,018)	$2,103	$455	$1,648
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

218	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—REGULATORY AND CAPITAL ADEQUACY
Regulation and Capital Adequacy
The Company and the Bank are subject to the regulatory capital requirements established by the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”), respectively (“Basel III Capital Rules”). The Basel III Capital Rules implement certain capital requirements published by the Basel Committee on Banking Supervision (“Basel Committee”), along with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and other capital provisions.
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
Under the Basel III Capital Rules, we must maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0%. We are also subject to the capital conservation buffer requirement and countercyclical capital buffer requirement, each as described in “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation—Capital Buffer Requirements.” Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
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
The following table provides a comparison of our regulatory capital amounts and ratios under the Basel III standardized approach subject to the applicable transition provisions, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standard for each ratio as of December 31, 2025 and 2024.

219	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 12.1: Capital Ratios Under Basel III(1)(2)

	December 31, 2025				December 31, 2024
(Dollars in millions)	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized	Capital Amount	Capital Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	$73,048	14.3%	4.5%	N/A	$50,807	13.5%	4.5%	N/A
Tier 1 capital(4)	78,454	15.3	6.0	6.0%	55,652	14.8	6.0	6.0%
Total capital(5)	88,000	17.2	8.0	10.0	61,805	16.4	8.0	10.0
Tier 1 leverage(6)	78,454	12.5	4.0	N/A	55,652	11.6	4.0	N/A
Supplementary leverage(7)	78,454	10.6	3.0	N/A	55,652	9.9	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	68,204	13.4	4.5	6.5	51,118	13.6	4.5	6.5
Tier 1 capital(4)	68,204	13.4	6.0	8.0	51,118	13.6	6.0	8.0
Total capital(5)	76,711	15.1	8.0	10.0	56,937	15.2	8.0	10.0
Tier 1 leverage(6)	68,204	10.9	4.0	5.0	51,118	10.7	4.0	5.0
Supplementary leverage(7)	68,204	9.3	3.0	N/A	51,118	9.2	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Capital ratios as of December 31, 2024 reflect the Company’s and the Bank’s election to adopt the optional five-year transition period provided by the Federal Banking Agencies’ final rule (“CECL Transition Rule”) as of January 1, 2020, which was fully effective January 1, 2025.
(3)CET1 capital ratio is a regulatory capital measure calculated based on CET1 capital divided by risk-weighted assets.
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
We exceeded the minimum capital requirements and the Bank exceeded the minimum regulatory requirements and was well-capitalized under PCA requirements as of both December 31, 2025 and 2024.
Regulatory restrictions exist that limit the ability of CONA to transfer funds to our BHC. As of December 31, 2025, funds available for dividend payments from the Bank were $1.4 billion. Applicable provisions that may be contained in our borrowing agreements or the borrowing agreements of our subsidiaries may limit our subsidiaries’ ability to pay dividends to us or our ability to pay dividends to our stockholders. There can be no assurance that we will declare and pay any dividends to stockholders.
For additional information on capital distributions, see “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation—Capital Planning and Stress Testing.”

220	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023. Dividends and undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.
Table 13.1: Computation of Basic and Diluted Earnings per Common Share

	Year Ended December 31,
(Dollars and shares in millions, except per share data)	2025	2024	2023
Income from continuing operations, net of tax	$2,088	$4,747	$4,887
Income from discontinued operations, net of tax	365	3	0
Net income	2,453	4,750	4,887
Dividends and undistributed earnings allocated to participating securities	(26)	(77)	(77)
Preferred stock dividends	(252)	(228)	(228)
Discount on redeemed preferred stock	6	0	0
Net income available to common stockholders	$2,181	$4,445	$4,582

Total weighted-average basic common shares outstanding	540.7	382.7	382.4
Effect of dilutive securities:(1)
Stock options	0.1	0.2	0.1
Other contingently issuable shares	0.5	0.7	0.9
Total effect of dilutive securities	0.6	0.9	1.0
Total weighted-average diluted common shares outstanding	541.3	383.6	383.4
Basic earnings per common share:
Net income from continuing operations	$3.36	$11.60	$11.98
Net income from discontinued operations	0.67	0.01	0.00
Net income per basic common share	$4.03	$11.61	$11.98
Diluted earnings per common share:(1)
Net income from continuing operations	$3.36	$11.58	$11.95
Net income from discontinued operations	0.67	0.01	0.00
Net income per diluted common share	$4.03	$11.59	$11.95
__________
(1)Excluded from the computation of diluted earnings per share were awards of 20 thousand shares, 32 thousand shares and 27 thousand shares for the years ended December 31, 2025, 2024 and 2023, respectively, because their inclusion would be anti-dilutive. There were no options excluded from the computation for the years ended December 31, 2025, 2024 and 2023.

,,

221	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—STOCK-BASED COMPENSATION PLANS
Stock Plans
We have two active stock-based compensation plans available for the issuance of shares to employees and directors. As of December 31, 2025, under the Amended and Restated 2004 Stock Incentive plan (“2004 Plan”), we are authorized to issue 81 million common shares in various forms, primarily share-settled RSUs, PSUs and non-qualified stock options. Of this amount, approximately 15 million shares remain available for future issuance as of December 31, 2025. The 2004 Plan permits the use of newly issued shares or treasury shares upon the settlement of options and stock-based incentive awards, and we generally settle by issuing new shares. Additionally, as a result of the Transaction, we assumed the Discover Financial Services Omnibus Incentive Plan, under which approximately 17 million shares remain available for future issuance as of December 31, 2025.
We also issue cash-settled RSUs. These cash-settled units are not counted against the common shares authorized for issuance or available for issuance under the 2004 Plan. Cash-settled units vesting during 2025, 2024 and 2023 resulted in cash payments to associates of $8 million, $5 million and $4 million, respectively. There was no unrecognized compensation cost for unvested cash-settled units as of December 31, 2025.
Total stock-based compensation expense recognized during 2025, 2024 and 2023 was $776 million, $569 million and $513 million, respectively. The total income tax benefit for stock-based compensation recognized during 2025, 2024 and 2023 was $151 million, $109 million and $99 million, respectively.
In addition, we maintain an Associate Stock Purchase Plan (“Purchase Plan”), which is a compensatory plan under the accounting guidance for stock-based compensation. Related to the Purchase Plan, we recognized compensation expense of $53 million, $42 million and $39 million for 2025, 2024 and 2023, respectively. We also maintain a Dividend Reinvestment and Stock Purchase Plan, which allows participating stockholders to purchase additional shares of our common stock through automatic reinvestment of dividends or optional cash investments.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of 2025 activity for RSUs and PSUs.
Table 14.1: Summary of Restricted Stock Units and Performance Share Units

	Restricted Stock Units		Performance Share Units(1)
(Shares/units in thousands)	Units	Weighted-Average Grant Date Fair Value per Unit	Units	Weighted-Average Grant Date Fair Value per Unit
Unvested as of January 1, 2025	6,583	$109.56	2,126	$131.73
Granted(2)(3)	4,180	199.01	721	198.32
Vested	(3,486)	203.14	(745)	190.14
Forfeited	(212)	160.60	(81)	148.70
Unvested as of December 31, 2025	7,065	$114.71	2,021	$133.34
_________
(1)Granted and vested include adjustments for achievement of specific performance goals for PSUs granted in prior periods.
(2)The weighted-average grant date fair value of RSUs was $136.69 and $113.08 in 2024 and 2023, respectively. The weighted-average grant date fair value of PSUs was $132.71 and $115.09 in 2024 and 2023, respectively.
(3)Includes RSUs converted as a result of the Transaction.
The total fair value of RSUs that vested during 2025, 2024 and 2023 was $708 million, $376 million and $233 million, respectively. The total fair value of PSUs that vested during 2025, 2024 and 2023 was $142 million, $119 million and $91 million, respectively. As of December 31, 2025, the unrecognized compensation expense related to unvested RSUs is $606 million, which is expected to be amortized over a weighted-average period of approximately 1.5 years and the unrecognized compensation expense related to unvested PSUs was $63 million, which is expected to be amortized over a weighted-average period of approximately 1 year.
Stock Options
Stock options have a maximum contractual term of 10 years. Generally, the exercise price of stock options will equal the fair market value of our common stock on the date of grant. Option vesting is determined at the time of grant and may be subject to the achievement of any applicable performance conditions. Options generally become exercisable over three years beginning on the first anniversary of the date of grant; however, some option grants cliff vest on or shortly after the first or third anniversary of the grant date. 2025 activity for stock options and the balance of stock options exercisable as of December 31, 2025 are not material.

223	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We sponsor a contributory Associate Savings Plan (the “Plan”) in which all full-time and part-time associates over the age of 18 are eligible to participate. We make non-elective contributions to each eligible associate’s account and match a portion of associate contributions. We also sponsor a voluntary non-qualified deferred compensation plan in which select groups of employees are eligible to participate. We make contributions to this plan based on participants’ deferral of salary, bonuses and other eligible pay. In addition, we match participants’ excess compensation (compensation over the Internal Revenue Service (“IRS”) compensation limit) less deferrals. As a result of the Transaction, we assumed Discover's qualified 401(k) plan in which eligible U.S. associates may participate. We make fixed contributions to eligible participants’ accounts and match a portion of participants’ contributions. In addition, we contribute a fixed contribution to eligible employees. We contributed $580 million during the year ended December 31, 2025 and $492 million during the years ended December 31, 2024 and 2023 to these plans.
Defined Benefit Pension and Other Postretirement Benefit Plans
We sponsor several frozen plans, including a qualified defined benefit pension plan (“Capital One Pension”), several non-qualified defined benefit pension plans, and a plan that provides other postretirement benefits, including medical and life insurance coverage. As a result of the Transaction, we assumed Discover’s qualified non-contributory defined benefit pension plan (the “Discover Pension Plan”). The Discover Pension Plan generally provides retirement benefits that are based on each participant’s years of credited service prior to 2009 and on compensation specified in the Discover Pension Plan. Effective December 31, 2008, the Discover Pension Plan was amended to discontinue the accrual of future benefits. As of the Closing Date, the accumulated benefit obligation assumed from the Discover Pension Plan was $478 million with acquired plan assets of $484 million.
As of December 31, 2025 and 2024, accumulated benefit obligation for our defined benefit pension plans and other postretirement benefit plan was $501 million and $127 million, respectively. Our pension plans and the other postretirement benefit plan are valued using December 31 as the measurement date each year. Our policy is to amortize prior service amounts on a straight-line basis over the average remaining years of service to full eligibility for benefits of active plan participants.
We invest using a total return investment approach whereby a mix of equity securities and debt securities are used to preserve asset values, diversify risk and enhance our ability to achieve our benchmark for long-term investment return. Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and our financial condition. Investment performance and asset allocation are measured and monitored on a daily basis. Our plan assets were classified as Level 2 in the fair value hierarchy as of December 31, 2025 and 2024. For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy, see “Note 17—Fair Value Measurement.” Fair value of plan assets for these plans was $637 million and $247 million as of December 31, 2025 and 2024, respectively.
We recognize the funded status of our defined benefit pension plans and other postretirement benefit plans. As of December 31, 2025 and 2024, other assets included $147 million and $131 million related to overfunded pension plans and other liabilities included $10 million and $11 million related to these plans, respectively. As of December 31, 2025, the benefits expected to be paid in the next ten years totaled $316 million for the Discover Pension Plan.
Capital One Pension Termination
We are currently in the process of terminating the Capital One Pension and certain other postretirement benefits coverage. A Notice of Intent to Terminate (“NOIT”) the Capital One Pension was distributed to its participants on January 21, 2025 and a request for qualified status determination was filed with the IRS on February 13, 2025. The Capital One Pension Amendment to Terminate was executed on March 31, 2025. A Notice of Single-Employer Plan Termination was filed with the Pension Benefit Guaranty Corporation on June 16, 2025. In 2025, lump sum payments were distributed and annuity contracts were purchased by an independent insurance company for the remaining benefit obligation. Termination activities are expected to continue through the first quarter of 2026.
During the year ended December 31, 2025, the termination resulted in a $37 million loss that is included in our consolidated statements of income as a component of other non-interest expense.

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
The following table presents significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2025, 2024 and 2023.
Table 16.1: Significant Components of the Provision for Income Taxes Attributable to Continuing Operations

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Income (loss) from continuing operations before income tax expense (benefit)
US	$1,918	$5,644	$5,815
International	363	266	230
Total income (loss) from continuing operations before income tax expense (benefit)	$2,281	$5,910	$6,045
Income tax expense (benefit) from continuing operations
Current income tax provision:
Federal taxes	1,483	1,598	1,423
State taxes	527	395	382
International taxes	90	23	76
Total current provision	2,100	2,016	1,881
Deferred income tax provision (benefit):
Federal taxes	(1,450)	(704)	(547)
State taxes	(449)	(178)	(145)
International taxes	(8)	29	(31)
Total deferred provision (benefit)	(1,907)	(853)	(723)
Total income Tax provision (benefit)
Federal taxes	33	894	876
State taxes	78	217	237
International taxes	82	52	45
Total income tax provision	$193	$1,163	$1,158
Total income tax provision does not reflect the tax effects of items that are included in AOCI, which include a tax benefit of $1.2 billion in 2025, tax provision of $280 million in 2024, and a tax benefit of $455 million in 2023. See “Note 11—Stockholders’ Equity” for additional information.

225	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate applicable to income from continuing operations for the years ended December 31, 2025, 2024 and 2023.
Table 16.2: Effective Income Tax Rate

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax at U.S. federal statutory tax rate	$479	21.0%	$1,241	21.0%	$1,269	21.0%
Tax credits
Low Income Housing	(165)	(7.2)	(151)	(2.6)	(168)	(2.8)
New Markets	(131)	(5.7)	(112)	(1.9)	(116)	(1.9)
Other	(103)	(4.5)	(78)	(1.3)	(133)	(2.2)
Nontaxable and nondeductible items
Nondeductible FDIC Premiums	68	3.0	51	0.9	46	0.8
Other	26	1.1	(8)	(0.1)	(3)	(0.1)
Cross-border taxes	(6)	(0.2)	6	0.1	7	0.1
Changes in valuation allowance	20	0.9	7	0.1	41	0.7
All other	(41)	(1.8)	(1)	0.0	4	0.1
Domestic state and local taxes, net of federal effect(1)	32	1.4	191	3.2	197	3.3
Foreign tax effects	4	0.2	1	0.0	7	0.1
Worldwide changes in prior year unrecognized tax benefits	(12)	(0.6)	35	0.6	8	0.1
Other	22	0.9	(19)	(0.3)	(1)	0.0
Effective income tax rate	$193	8.5%	$1,163	19.7%	$1,158	19.2%
__________
(1)    The jurisdictions that comprise the majority of the domestic state and local income taxes are California, Illinois, New Jersey, New York, New York City and Texas.

226	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024. The valuation allowance below represents the adjustment of our foreign tax credit carryforward, certain state deferred tax assets and net operating loss carryforwards to the amount we have determined is more likely than not to be realized.
Table 16.3: Significant Components of Deferred Tax Assets and Liabilities

(Dollars in millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$5,469	$3,730
Net unrealized loss on securities	1,909	2,527
Rewards programs	1,013	898
Premises, equipment and software	105	607
Net operating loss and tax credit carryforwards	371	519
Net unrealized loss on derivatives	128	505
Compensation and employee benefits	646	479
Lease Liabilities	300	305
Partnership Investments	334	290
Other assets	839	402
Subtotal	11,114	10,262
Valuation allowance	(320)	(529)
Total deferred tax assets	10,794	9,733
Deferred tax liabilities:
Right-of-use assets	242	248
Partnership investments	173	133
Goodwill and intangibles	$4,264	116
Mortgage servicing rights	69	76
Loan Fees & Expenses	63	48
Other liabilities	43	60
Total deferred tax liabilities	4,854	681
Net deferred tax assets	$5,940	$9,052

Our gross federal net operating loss carryforwards were not material as of both December 31, 2025 and 2024. The net tax values of our state net operating loss and interest deduction carryforwards were $125 million and $301 million as of December 31, 2025 and 2024, respectively, and they will expire from 2026 to 2045. Our foreign tax credit carryforwards were $239 million and $214 million as of December 31, 2025 and 2024, respectively, and they will expire from 2029 to 2036.
Our valuation allowance decreased by $209 million to $320 million as of December 31, 2025 compared to $529 million as of December 31, 2024. Of the total decrease, $182 million is related to a revaluation of our state attributes related to the Transaction.

227	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the accrued balance of tax, interest and penalties related to unrecognized tax benefits.
Table 16.4: Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	Gross Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Tax, Interest and Penalties
Balance as of January 1, 2023	$41	$10	$51
Additions for tax positions related to the current year	2	0	2
Additions for tax positions related to prior years	10	4	14
Reductions for tax positions related to prior years due to IRS and other settlements	(20)	(7)	(27)
Balance as of December 31, 2023	33	7	40
Additions for tax positions related to the current year	12	0	12
Additions for tax positions related to prior years	28	5	33
Reductions for tax positions related to prior years due to IRS and other settlements	(8)	(1)	(9)
Balance as of December 31, 2024	65	11	76
Additions for tax positions related to the current year	12	12	24
Additions for tax positions related to prior years	63	7	70
Reductions for tax positions related to prior years due to IRS and other settlements	(11)	(3)	(14)
Other reductions for tax positions related to prior years	$(10)	$(4)	$(14)
Balance as of December 31, 2025	$119	$23	$142
Portion of balance at December 31, 2025 that, if recognized, would impact the effective income tax rate	$107	$18	$125

We are subject to examination by the IRS and other tax authorities in certain countries and states in which we operate. The tax years subject to examination vary by jurisdiction. During 2025, the Company continued to participate in the IRS Compliance Assurance Process (“CAP”). Capital One has been accepted into CAP for 2026. During 2025, the IRS completed its review of the Company’s Federal income tax returns for 2021 through 2024, with no material adjustments. As a result of Capital One’s merger with Discover, the IRS will also review Discover’s final 2025 short-period return through the CAP audit. We expect that the IRS review of Discover’s 2025 short period return and Capital One’s 2025 Federal income tax return will be substantially completed in 2026.

We intend to permanently reinvest the undistributed earnings of our foreign subsidiaries. Therefore, no deferred tax liability has been provided on these earnings.

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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We validate the pricing obtained from the primary pricing providers through comparison of pricing to additional sources, including other pricing services, dealer pricing indications in transaction results and other internal sources. Pricing variances among different pricing sources are analyzed. Additionally, on an ongoing basis, we request more detailed information from the valuation vendors to understand the pricing methodology and assumptions used to value the securities.
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

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities of continuing operations measured on our consolidated balance sheets at fair value on a recurring basis as of December 31, 2025 and 2024.
Table 17.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$10,013	$0	$0	$0	$10,013
RMBS	0	69,602	126	0	69,728
CMBS	0	7,870	22	0	7,892
Other securities	134	3,284	0	0	3,418
Total securities available for sale	10,147	80,756	148	0	91,051
Loans held for sale	0	755	0	0	755
Other assets:
Derivative assets(2)	918	839	444	(408)	1,793
Other(3)	837	0	28	0	865
Total assets	$11,902	$82,350	$620	$(408)	$94,464
Liabilities:
Other liabilities:
Derivative liabilities(2)	$500	$1,295	$334	$(501)	$1,628
Total liabilities	$500	$1,295	$334	$(501)	$1,628

	December 31, 2024
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Securities available for sale:
U.S. Treasury securities	$6,110	$0	$0	$0	$6,110
RMBS	0	65,212	116	0	65,328
CMBS	0	7,823	2	0	7,825
Other securities	123	3,627	0	0	3,750
Total securities available for sale	6,233	76,662	118	0	83,013
Loans held for sale	0	87	0	0	87
Other assets:
Derivative assets(2)	510	1,039	683	(1,056)	1,176
Other(3)	689	0	34	0	723
Total assets	$7,432	$77,788	$835	$(1,056)	$84,999
Liabilities:
Other liabilities:
Derivative liabilities(2)	$384	$1,034	$614	$(304)	$1,728
Total liabilities	$384	$1,034	$614	$(304)	$1,728
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 10—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $5 million and $1 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of December 31, 2025 and 2024, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

231	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)As of December 31, 2025 and 2024, other includes retained interests in securitizations of $28 million and $34 million, deferred compensation plan assets of $835 million and $688 million, equity securities of $2 million (including unrealized gains of $2 million) and $1 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities of continuing operations measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025, 2024 and 2023. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 17.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year Ended December 31, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of December 31, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, December 31, 2025
Securities available for sale:(2)
RMBS	$116	$8	$2	$0	$0	$0	$(13)	$40	$(27)	$126	$8
CMBS	2	0	0	0	(1)	0	0	21	0	22	0
Total securities available for sale	118	8	2	0	(1)	0	(13)	61	(27)	148	8
Other assets:
Retained interests in securitizations	34	(6)	0	0	0	0	0	0	0	28	(6)
Net derivative assets (liabilities)(3)	69	1	0	0	0	32	8	0	0	110	3

232	Capital One Financial Corporation (COF)

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
(2)Net unrealized gains included in OCI related to Level 3 securities available for sale still held were $3 million for December 31, 2025 and net unrealized losses included in OCI related to Level 3 securities available for sale still held were $10 million and $5 million as of December 31, 2024 and December 31, 2023, respectively.
(3)Includes derivative assets and liabilities of $444 million and $334 million, respectively, as of December 31, 2025, and $683 million and $614 million, respectively, as of December 31, 2024, and $886 million and $828 million, respectively, as of December 31, 2023.
(4)Transfers into Level 3 primarily consist of term Secured Overnight Financing Rate (“SOFR”)-indexed interest rate derivatives.

233	Capital One Financial Corporation (COF)

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

Table 17.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$126	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 55%
CMBS	22	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitizations(2)	28	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-64 8% 5-12% 1% 49%	N/A
Net derivative assets (liabilities)	110	Discounted cash flows	Swap rates	3-4%	3%

234	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2024	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Securities available for sale:
RMBS	$116	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	6-10% 0-12% 0-6% 25-80%	6% 7% 1% 61%
CMBS	2	Discounted cash flows (vendor pricing)	Yield	5-7%	7%
Other assets:
Retained interests in securitizations(2)	34	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	31-81 7-9% 5-15% 1% 44-155%	N/A
Net derivative assets (liabilities)	69	Discounted cash flows	Swap rates	4%	4%
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
Net Loans Held for Investment
Loans held for investment that are recorded at fair value on our consolidated balance sheets on a nonrecurring basis largely consist of impaired loans for which impairment is measured based upon the fair value of the underlying collateral. The fair value is determined using appraisal values that are obtained from independent appraisers, broker pricing opinions or other available market information, adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these loans are classified as Level 3 under the fair value hierarchy. Fair value adjustments for individually impaired collateralized loans held for investment are recorded in provision for credit losses in the consolidated statements of income.
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

235	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of December 31, 2025 and 2024, and for which a nonrecurring fair value measurement was recorded during the year then ended.
Table 17.4: Nonrecurring Fair Value Measurements

	December 31, 2025			December 31, 2024
	Estimated Fair Value Hierarchy		Total	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3		Level 2	Level 3
Loans held for investment	$0	$662	$662	$0	$827	$827
Loans held for sale	5	0	5	4	0	4
Other assets(1)	0	131	131	0	133	133
Total	$5	$793	$798	$4	$960	$964
__________
(1)As of December 31, 2025, other assets included investments accounted for under measurement alternative of $44 million, repossessed assets of $82 million and long-lived assets held for sale and right-of-use assets totaling $5 million. As of December 31, 2024, other assets included investments accounted for under measurement alternative of $71 million and repossessed assets of $62 million.

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 62%, with a weighted average of 22%, and from 0% to 61%, with a weighted average of 18%, as of December 31, 2025 and 2024, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2025 and 2024.
Table 17.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Year Ended December 31,
(Dollars in millions)	2025	2024
Loans held for investment	$(367)	$(246)
Loans held for sale	0	(10)
Other assets(1)	(132)	(83)
Total	$(499)	$(339)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets and equity investments accounted for under the measurement alternative.

236	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of December 31, 2025 and 2024.
Table 17.6: Fair Value of Financial Instruments

	December 31, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,434	$57,434	$3,031	$54,403	$0
Restricted cash for securitization investors	4,659	4,659	4,659	0	0
Net loans held for investment	430,213	438,783	0	0	438,783
Loans held for sale	5	5	0	5	0
Interest receivable	3,492	3,492	0	3,492	0
Other investments(1)	2,683	2,683	0	2,683	0
Financial liabilities:
Deposits with defined maturities	105,010	105,309	0	105,309	0
Securitized debt obligations	12,853	12,955	0	12,955	0
Senior and subordinated notes	36,001	37,243	0	37,243	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	587	587	0	587	0
Other borrowings(2)	1,537	1,524	0	1,524	0
Interest payable	844	844	0	844	0

	December 31, 2024
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,230	$43,230	$3,028	$40,202	$0
Restricted cash for securitization investors	441	441	441	0	0
Net loans held for investment	311,517	316,467	0	0	316,467
Loans held for sale	115	115	0	115	0
Interest receivable	2,532	2,532	0	2,532	0
Other investments(1)	1,329	1,329	0	1,329	0
Financial liabilities:
Deposits with defined maturities	78,944	79,091	0	79,091	0
Securitized debt obligations	14,264	14,335	0	14,335	0
Senior and subordinated notes	30,696	31,636	0	31,636	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	562	562	0	562	0
Interest payable	666	666	0	666	0
__________
(1)Other investments include FHLB and Federal Reserve Bank stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

237	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges, integration expenses and certain liabilities incurred by Discover ahead of the Transaction.
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
The results related to the acquired Home Loan business have been reflected as discontinued operations. As such, the related results have been excluded from continuing operations and business segment results.
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business segment. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business segment. The allocation is unique to each business segment and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the business segments. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions,

238	Capital One Financial Corporation (COF)

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
•Non-interest expense: Non-interest expenses directly managed and incurred by a business segment are accounted for within each business segment. We allocate certain non-interest expenses indirectly incurred by business segments, such as corporate support functions, to each business segment based on various factors, including the actual cost of the services from the service providers, the utilization of the services, the number of employees or other relevant factors. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $5.9 billion, $4.6 billion and $4.0 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Credit Card marketing expense was $5.0 billion, $3.9 billion and $3.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
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
•Deposits: Deposit gathering activities are reported within each business segment based on product or customer type served by that business segment.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the years ended December 31, 2025, 2024 and 2023, selected balance sheet data as of December 31, 2025 and 2024 and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.

239	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 18.1: Segment Results and Reconciliation

	Year Ended December 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$31,822	$8,758	$2,334	$(36)	$42,878
Non-interest income (loss)	7,738	1,675	1,321	(178)	10,556
Total net revenue (loss)(2)	39,560	10,433	3,655	(214)	53,434
Provision for credit losses	19,066	1,302	287	0	20,655
Non-interest expense	19,641	7,524	1,999	1,334	30,498
Income (loss) from continuing operations before income taxes	853	1,607	1,369	(1,548)	2,281
Income tax provision (benefit)	208	382	326	(723)	193
Income (loss) from continuing operations, net of tax	$645	$1,225	$1,043	$(825)	$2,088
Loans held for investment	$279,570	$84,790	$89,262	$0	$453,622
Deposits	0	423,932	31,250	20,589	475,771

	Year Ended December 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$22,088	$8,023	$2,391	$(1,294)	$31,208
Non-interest income (loss)	6,076	695	1,210	(77)	7,904
Total net revenue (loss)(2)	28,164	8,718	3,601	(1,371)	39,112
Provision for credit losses	10,272	1,435	8	1	11,716
Non-interest expense	13,576	5,372	2,011	527	21,486
Income (loss) from continuing operations before income taxes	4,316	1,911	1,582	(1,899)	5,910
Income tax provision (benefit)	1,024	451	373	(685)	1,163
Income (loss) from continuing operations, net of tax	$3,292	$1,460	$1,209	$(1,214)	$4,747
Loans held for investment	$162,508	$78,092	$87,175	$0	$327,775
Deposits	0	318,329	31,691	12,687	362,707

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$19,729	$8,713	$2,518	$(1,719)	$29,241
Non-interest income	5,940	589	1,002	15	7,546
Total net revenue (loss)(2)	25,669	9,302	3,520	(1,704)	36,787
Provision for credit losses	8,651	1,169	605	1	10,426
Non-interest expense	12,490	5,178	2,011	637	20,316
Income (loss) from continuing operations before income taxes	4,528	2,955	904	(2,342)	6,045
Income tax provision (benefit)	1,071	697	213	(823)	1,158
Income (loss) from continuing operations, net of tax	$3,457	$2,258	$691	$(1,519)	$4,887
Loans held for investment	$154,547	$75,437	$90,488	$0	$320,472
Deposits	0	296,171	32,712	19,530	348,413

240	Capital One Financial Corporation (COF)

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
(2)Total net revenue was reduced by $3.3 billion, $2.6 billion and $1.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively, for credit card finance charges and fees charged off as uncollectible.
Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of discount and interchange fees, service charges and other customer-related fees and other contract revenue. Discount and interchange fees are primarily from our Credit Card business and Consumer Banking business, inclusive of the Global Payment Network. These fees are recognized upon settlement with the interchange networks, net of rewards earned by customers. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on consumer deposit accounts for account maintenance and various transaction-based services such as ATM usage, transaction processing services on the PULSE Network, as well as various participation and membership fees. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on treasury management and capital markets services. Other contract revenue in our Credit Card business consists primarily of revenue from our merchant relationships. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the years ended December 31, 2025, 2024 and 2023.
Table 18.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Year Ended December 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$5,319	$1,035	$89	$0	$6,443
Service charges and other customer-related fees	81	394	378	4	857
Other	543	213	6	0	762
Total contract revenue	5,943	1,642	473	4	8,062
Revenue (reduction) from other sources	1,795	33	848	(182)	2,494
Total non-interest income (loss)	$7,738	$1,675	$1,321	$(178)	$10,556

	Year Ended December 31, 2024
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,340	$434	$106	$2	$4,882
Service charges and other customer-related fees	0	88	372	0	460
Other	413	142	18	0	573
Total contract revenue	4,753	664	496	2	5,915
Revenue (reduction) from other sources	1,323	31	714	(79)	1,989
Total non-interest income (loss)	$6,076	$695	$1,210	$(77)	$7,904

241	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$4,333	$367	$91	$2	$4,793
Service charges and other customer-related fees	0	86	222	(2)	306
Other	413	102	31	0	546
Total contract revenue	4,746	555	344	0	5,645
Revenue from other sources	1,194	34	658	15	1,901
Total non-interest income	$5,940	$589	$1,002	$15	$7,546
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using the federal statutory tax rate of 21% and state taxes where applicable, with offsetting reductions to the Other category.
(2)Discount and interchange fees are presented net of customer reward expenses of $11.5 billion, $9.0 billion and $8.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

242	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of December 31, 2025 and December 31, 2024. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 19.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Credit card lines	$678,375	$411,603	N/A	N/A
Other loan commitments(1)	49,555	45,145	$82	$73
Standby letters of credit and commercial letters of credit(2)	1,672	1,306	32	30
Total unfunded lending commitments	$729,602	$458,054	$114	$103
__________
(1)Includes $7.8 billion and $6.0 billion of advised lines of credit as of December 31, 2025 and 2024, respectively.
(2)These financial guarantees have expiration dates that range from 2026 to 2030 as of December 31, 2025.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $150 million and $143 million as of December 31, 2025 and 2024, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

243	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Global Payment Network Counterparty Settlement Guarantees
The Company has entered into contractual relationships with certain international merchants, international ATM acquirers and international payment networks pursuant to which they have exposure arising from failures of third parties to perform their financial payment or settlement obligations.
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its financial payment or settlement obligations and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has certain contractual remedies to offset these counterparty settlement exposures. Losses related to counterparty settlement failures were not material for the year ended December 31, 2025. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of December 31, 2025.
Discover Network Merchant Chargeback Guarantees
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardholder and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardholder's favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn is responsible for crediting its cardholder's account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for the payment card transaction. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer, the Discover Network will bear the loss for the amount credited or refunded to the cardholder.
The maximum potential amount of obligations of the Discover Network arising from such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. Losses related to merchant chargebacks were not material for the year ended December 31, 2025. The Company did not record a contingent liability in the consolidated financial statements for merchant chargebacks as of December 31, 2025.
Discover-Related Consent Orders
Prior to the closing of the Transaction, Discover and Discover Bank and their respective subsidiaries were parties to certain enforcement actions. As a result of the Transaction, Capital One and CONA now have certain going-forward obligations with regard to these matters.
In December 2020, Discover entered into a consent order with the Consumer Financial Protection Bureau (“CFPB”) related to certain private student loan servicing practices (the “CFPB Order”). As part of the CFPB Order, Discover implemented a redress and compliance plan and paid a civil monetary penalty. Although Discover sold its student loan portfolio and ceased servicing student loans prior to the closing of the Transaction, the CFPB Order by its terms remains in effect until December 2030 for issues that occurred prior to the sale and transfer of servicing for the student loan portfolio.
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
Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal and regulatory related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Except as discussed below, litigation and regulatory matters were not considered to be material to our financial condition. Litigation claims and

244	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proceedings of all types are subject to many uncertain factors that generally cannot be predicted with assurance.
We are defendants or respondents in a number of evolving legal and regulatory matters. For certain matters, we are able to estimate reasonably possible losses above existing reserves, and for other matters, such an estimate is not possible at this time. Management estimates that reasonably possible future losses above our reserves for legal and regulatory matters as of December 31, 2025 are up to approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Below we provide a description of potentially material legal and regulatory proceedings and claims.
Discover Card Product Misclassification
Discover and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the Card Product Misclassification. The court granted preliminary approval of the settlement on July 30, 2025. Discover reserved $1.2 billion related to this matter and the class action settlement will be the primary means through which restitution will be paid to adversely affected merchants, merchant acquirers and other intermediaries.
Discover was also named as a defendant in a putative class action on behalf of shareholders alleging securities and other claims based on the Card Product Misclassification, among other subjects. On March 31, 2025, the court dismissed the putative shareholder class action without prejudice, and on May 14, 2025, plaintiffs moved for leave to file an amended complaint. Discover was also subject to an SEC investigation into the Card Product Misclassification matter. We are cooperating with the investigation.
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
The monetary relief class action settled for $5.5 billion and was approved by the District Court in December 2019. The Second Circuit affirmed the settlement in March 2023, and it is final. Some of the merchants that opted out of the monetary relief class have brought cases, and some of those cases have settled and some remain pending. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds the portion of these settlements attributable to Visa-allocated transactions. Any settlement amounts based on Mastercard-allocated transactions that have not already been paid are reflected in our reserves. Visa and Mastercard reached a settlement with the injunctive relief class and filed a motion for preliminary approval, which was denied by the District Court in June 2024. Visa and Mastercard reached a new settlement with the injunctive relief class and filed a motion for preliminary approval with the District Court in November 2025.
Cybersecurity Incident
On July 29, 2019, we announced that on March 22 and 23, 2019 an outside individual gained unauthorized access to our systems. This individual obtained certain types of personal information relating to people who had applied for our credit card products and to our credit card customers (the “2019 Cybersecurity Incident”). As a result of the 2019 Cybersecurity Incident, we have been subject to numerous legal proceedings and other inquiries.

245	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We are named as a defendant in four putative consumer class action cases in Canadian courts alleging harm from the 2019 Cybersecurity Incident. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. Courts in British Columbia and Quebec have certified classes of consumers. The final two putative class actions, both of which are pending in Alberta have not advanced beyond a preliminary stage.
Savings Account Litigation and Related Attorney General Litigation
On July 10, 2023, we were sued in a putative class action in the Eastern District of Virginia by savings account holders alleging breach of contract and a variety of other causes of action relating to our introduction of a new savings account product with a higher interest rate than existing savings account products (“Savings Account Litigation”). Since the original suit, we were sued in six similar putative class actions in federal courts in California, Illinois, Ohio, Virginia, New Jersey and New York. On March 20, 2024, we filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer related actions to the Eastern District of Virginia. In June 2024, the Judicial Panel granted the motion and transferred the related actions to the Eastern District of Virginia. Plaintiffs filed a consolidated complaint on July 1, 2024, and the court set a trial date in July 2025. In November 2024, the court denied our motion to dismiss.
On May 14, 2025, the New York Attorney General sued Capital One in the Southern District of New York alleging a variety of causes of action under New York and federal law based on factual allegations similar to those raised in the Savings Account Litigation pending in the Eastern District of Virginia (“New York Attorney General Litigation”). On August 7, 2025, the New York Attorney General Litigation was transferred to the Eastern District of Virginia and Capital One filed a motion to dismiss on August 29, 2025.
The parties in the Savings Account Litigation reached an agreement to settle the case and the court granted preliminary approval of the settlement. In September 2025, the New York Attorney General, on behalf of itself and 17 other state attorneys general, filed an amicus brief opposing the class action settlement in the Savings Account Litigation and in November 2025, the court denied final approval of the settlement. In December 2025, the parties reached a new settlement. If approved by the court, the new settlement will include a $425 million settlement fund, which is reflected in our reserves, and an agreement to increase the interest rate on 360 Savings accounts to match the interest paid on 360 Performance Savings accounts. The new settlement will also resolve the New York Attorney General Litigation. The court granted preliminary approval on January 12, 2026. A final approval hearing is scheduled on April 20, 2026.
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
Deposit Insurance Assessments
On November 16, 2023, the FDIC finalized a rule to implement a special assessment to recover the loss to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. In December 2023, the FDIC provided notification that it would be collecting the special assessment at an annual rate of approximately 13.4 basis points (“bps”) over eight quarterly collection periods, beginning with the first quarter of 2024 with the first payment due on June 28, 2024. On December 16, 2025, the FDIC adopted an interim final rule reducing the assessment rate for the eighth and final quarterly collection period based on updated loss estimates, and announced that no extension of the assessment period will be necessary. The special assessment base is equal to an insured depository institution’s estimated uninsured deposits reported on its Consolidated Reports of Condition and Income as of December 31, 2022 (“2022 Call Report”), adjusted to exclude the first $5.0 billion of uninsured deposits. We recognized $289 million in operating expense in the fourth quarter of 2023 associated with the special assessment based on our 2022 Call Report, which was revised and refiled during 2023. As a result of updates from the FDIC related to our portion of the FDIC’s estimate of relevant DIF losses, we have recognized $289 million of operating expenses related to the special assessment as of December 31, 2025.
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

246	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assessment. On November 17, 2025, the FDIC filed a counterclaim seeking payment of the disputed amount. While we cannot predict the outcome of this dispute with the FDIC, we estimate that the amount of reasonably possible additional special assessment fees above our existing accrual is approximately $150 million, based on the FDIC’s December 2025 interim final rule and other factors. CONA has deposited collateral satisfactory to the FDIC related to the disputed additional assessment amounts that have been invoiced to date. The deposited collateral will remain in custody with a third-party bank pending resolution of the dispute.
Finally, the ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank. For additional information about the special assessment, including the interim final rule, see “Part I—Item 1. Business—Supervision and Regulation—Resolution and Recovery Planning Requirements and Related Authorities—FDIC Deposit Insurance Assessments.”

247	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—CAPITAL ONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
Financial Information
The following parent company only financial statements are prepared in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).
Table 20.1: Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Revenues
Interest income	$1,675	$1,762	$1,715
Dividends from subsidiaries	7,450	1,500	3,300
Non-interest income	27	100	91
Total revenues	$9,152	$3,362	$5,106
Expenses
Interest expense	2,079	$2,303	$2,160
Provision (benefit) for credit losses	0	0	(1)
Non-interest expense	381	96	70
Total expenses	2,460	2,399	2,229
Income before income taxes and equity in undistributed earnings of subsidiaries	6,692	963	2,877
Income tax benefit	(122)	(81)	(73)
Income before equity in undistributed earnings of subsidiaries	6,814	1,044	2,950
Equity in undistributed earnings (losses) of subsidiaries	(4,361)	3,706	1,937
Net income	2,453	4,750	4,887
Other comprehensive income (loss), net of tax	3,818	(1,018)	1,648
Comprehensive income	$6,271	$3,732	$6,535
Table 20.2: Parent Company Balance Sheets

(Dollars in millions)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$28,853	$22,630
Investments in subsidiaries	100,867	56,991
Loans to subsidiaries	10,439	8,935
Securities available for sale	334	346
Other assets	7,966	2,537
Total assets	$148,459	$91,439

Liabilities:
Senior and subordinated notes	$32,729	$30,247
Other liabilities	2,114	408
Total liabilities	34,843	30,655
Total stockholders’ equity	113,616	60,784
Total liabilities and stockholders’ equity	$148,459	$91,439

248	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Table 20.3: Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating activities:
Net income	$2,453	$4,750	$4,887
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed losses (earnings) of subsidiaries	4,361	(3,706)	(1,936)
Stock-based compensation expense	776	555	502
Other operating activities	430	(59)	121
Net cash from operating activities	8,020	1,540	3,574
Investing activities:
Securities available for sale:
Proceeds from paydowns and maturities	45	33	103
Purchases	(15)	0	(69)
Changes in loans to subsidiaries	(188)	(2,597)	371
Net cash received in acquisitions	6,127	0	0
Net cash from investing activities	5,969	(2,564)	405
Financing activities:
Borrowings:
Changes in borrowings from subsidiaries	187	0	0
Issuance of senior and subordinated notes	4,480	3,985	8,219
Maturities and paydowns of senior and subordinated notes	(6,475)	(4,411)	(6,989)
Common stock:
Net proceeds from issuances	400	323	299
Dividends paid	(1,516)	(932)	(931)
Preferred stock:
Dividends paid	(252)	(228)	(228)
Redemptions	(500)	0	0
Purchases of treasury stock	(4,099)	(734)	(718)
Proceeds from share-based payment activities	9	4	10
Net cash from financing activities	(7,766)	(1,993)	(338)
Changes in cash and cash equivalents	6,223	(3,017)	3,641
Cash and cash equivalents, beginning of the period	22,630	25,647	22,006
Cash and cash equivalents, end of the period	$28,853	$22,630	$25,647

249	Capital One Financial Corporation (COF)

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

250	Capital One Financial Corporation (COF)

NOTE 22—SUBSEQUENT EVENTS
On January 22, 2026, Capital One Financial Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Brex Merger Agreement”) with Brex Inc., a Delaware corporation (“Brex”), and certain other parties thereto, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire Brex (the “Brex Transaction”). The completion of the Brex Transaction is subject to the satisfaction of customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Pursuant to the terms and subject to the conditions set forth in the Brex Merger Agreement, the Company will acquire the outstanding equity of Brex for $5.15 billion in aggregate consideration, subject to certain adjustments described in the Brex Merger Agreement, consisting of approximately $2.58 billion in cash and approximately 10.6 million shares of common stock of Capital One.

251	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. As a result of the Transaction, we are in the process of incorporating Discover into our internal control over financial reporting. As permitted by the SEC, we have excluded Discover from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025. See “Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” for further information. Other than those related to the Transaction, there have been no changes in our internal control over financial reporting during that occurred in the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference. As permitted by the SEC, management’s assessment of and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, did not include the internal controls of Discover, which was acquired by the Company on May 18, 2025. Discover’s businesses constituted approximately 21% of total assets and 20% of total net revenues as of and for the year ended December 31, 2025. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting also is included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

252	Capital One Financial Corporation (COF)

Item 9B. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:

Robert M. Alexander, our Chief Information Officer, entered into a pre-arranged stock trading plan on October 29, 2025. Mr. Alexander’s plan provides for the associated sale of up to 8,241 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and October 23, 2026.

Neal Blinde, our President, Commercial Banking, entered into a pre-arranged stock trading plan on November 14, 2025. Mr. Blinde’s plan provides for the associated sale of up to 36,488 shares of Capital One common stock, in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and August 17, 2026.

Jason P. Hanson, our President, Global Payment Network, entered into a pre-arranged stock trading plan on November 14, 2025. Mr. Hanson’s plan provides for the associated sale of up to 11,937.89 shares of Capital One common stock, in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and May 27, 2026.

Mark Daniel Mouadeb, our President of Card, entered into a pre-arranged stock trading plan on November 14, 2025. Mr. Mouadeb’s plan provides for the associated sale of up to 7,832 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and December 31, 2026.

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Capital One’s policies regarding transactions in its securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

253	Capital One Financial Corporation (COF)

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our Proxy Statement for the 2026 Annual Stockholder Meeting (“Proxy Statement”) under the headings “Election of Directors,” “Executive Officers,” “Process for Stockholder Recommendations of Director Candidates; Director Nominations from Stockholders,” “Delinquent Section 16(a) Reports” and “Board Committees,” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2025 fiscal year. In addition, please see “Part I—Item 1. Business—Overview.”
Insider Trading Policy
We maintain insider trading policies and procedures governing the purchase, sale and/or other dispositions of our company’s securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as New York Stock Exchange (“NYSE”) listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement under the heading “Ratification of the Selection of Ernst & Young LLP as Our Independent Registered Public Accounting Firm for 2026,” and is incorporated herein by reference.

254	Capital One Financial Corporation (COF)

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
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
(2) Schedules
None.
(b) Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.
Item 16. Form 10-K Summary
Not applicable.

255	Capital One Financial Corporation (COF)

ANNUAL REPORT ON FORM 10-K
DATED DECEMBER 31, 2025
Commission File No. 001-13300

The following exhibits are incorporated by reference or filed herewith. References to (i) the “2002 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003; (ii) the “2003 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004; (iii) the “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012; (iv) the “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013; (v) the “2013 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014; (vi) the “2015 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 25, 2016; (vii) the “2016 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 23, 2017; (viii) the “2022 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 24, 2023, and (ix) the “2023 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024, (x) the “2024 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025.

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

3.3.7
Certificate of Designations of Fixed-to-Floating Rate Non-Cumulative, Perpetual Preferred Stock, Series O, of Capital One Financial Corporation, effective as of May 18, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on May 19, 2025).

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

4.1.8
Deposit Agreement, dated as of October 31, 2017, by and among Discover Financial Services, Computershare Inc., Computershare Trust Company N.A. and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on May 19, 2025).

256	Capital One Financial Corporation (COF)

4.1.9
Amendment to Deposit Agreement, effective as of May 18, 2025, by and between Capital One Financial Corporation (as successor in interest to Discover Financial Services), Discover Financial Services, Computershare Inc., Computershare Trust Company N.A. and the holders from time to time of the depositary receipts described therein.(incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed on May 19, 2025).

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

10.2.3+
Form of Restricted Stock Unit Award Agreement, dated January 26, 2023, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.21 of the 2022 Form 10-K).

10.2.4+
Amended and Restated Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.17 of the 2023 Form 10-K).

10.2.5+
Amended and Restated Total Shareholder Return Performance Unit Award Agreement, dated November 2, 2023, granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.18 of the 2023 Form 10-K).

10.2.6+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.24 of the 2022 Form 10-K).

10.2.7+
Amended and Restated Form of Performance Unit Award Agreements, dated November 2, 2023, granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on January 26, 2023 (incorporated by reference to Exhibit 10.2.20 of the 2023 Form 10-K).

10.2.8+
Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 1, 2024 (incorporated by reference to Exhibit 10.2.24 of the 2023 Form 10-K).

10.2.9+
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

10.2.13+
Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025 (incorporated by reference to Exhibit 10.2.20 of the 2024 Form 10-K).

10.2.14+
Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 4, 2025 (incorporated by reference to Exhibit 10.2.21 of the 2024 Form 10-K).

10.2.15+
Form of Restricted Stock Unit Award Agreement, dated February 4, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.22 of the 2024 Form 10-K).

10.2.16+
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

10.2.18+	Legacy Discover 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 of the Registration Statement on Form S-8, filed on May 19, 2025).
10.2.19+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on June 3, 2025 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the period ended June 30, 2025).

10.2.20+
Restricted Stock Unit Award Agreement, dated June 3, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the period ended June 30, 2025).

10.2.21+
Restricted Stock Unit Award Agreement, dated June 3, 2025, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2025).

10.2.22+	Discover Financial Services Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8, filed on May 19, 2025).
10.2.23*+	Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026.
10.2.24*+	Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026.
10.2.25*+
Form of Restricted Stock Unit Award Agreement, dated February 3, 2026, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan.

257	Capital One Financial Corporation (COF)

10.2.26*+	Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026.
10.2.27*+	Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026.
10.3.1+	Capital One Financial Corporation 1999 Non-Employee Directors Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the 2002 Form 10-K).
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

10.3.9+	Discover Financial Services Directors’ Compensation Plan (incorporated by reference to Exhibit 99.3 of the Registration Statement on Form S-8, filed on May 19, 2025).
10.4.1+	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.2 of the 2022 Form 10-K).
10.4.2+	Amendment Number One to the Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.3 of the 2022 Form 10-K).
10.4.3+	Amendment Number Three to the Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.4.3 of the 2024 Form 10-K).
10.4.4+	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on February 6, 2026).
10.5+	Amended and Restated Capital One Financial Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the 2023 Form 10-K).
10.6.1+	Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the 2011 Form 10-K).
10.6.2+	First Amendment to the Amended and Restated Capital One Financial Corporation Voluntary Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6.2 of the 2012 Form 10-K).
10.7.1+	Form of 2011 Change of Control Employment Agreement between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.8.3 of the 2012 Form 10-K).
10.7.2+	Change of Control Employment Agreement, dated December 10, 2013, between Capital One Financial Corporation and Richard D. Fairbank (incorporated by reference to Exhibit 10.7.3 of the 2013 Form 10-K).
10.7.3+	Capital One Financial Corporation Executive Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on February 6, 2026).
10.8.1+	Form of Non-Competition Agreement between Capital One Financial Corporation and Andrew M. Young, and Sanjiv Yajnik (incorporated by reference to Exhibit 10.9 of the 2012 Form 10-K).
10.9+
Form of Retention Bonus Letter Agreement, by and between Capital One Financial Corporation and certain executive officers (incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the period ended March 31, 2024).

10.10+	Capital One Financial Corporation Executive Officer Cash Severance Policy (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 6, 2026).
19	Securities Law Policy (incorporated by reference to Exhibit 19 of the 2024 Form 10-K).
21*	Subsidiaries of the Company.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (included on signature page to this Form 10-K).
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
97*	Capital One Financial Corporation Amended and Restated Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

258	Capital One Financial Corporation (COF)

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-K.
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

259	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: February 19, 2026	By:	/s/ RICHARD D. FAIRBANK
Richard D. Fairbank
Chair and Chief Executive Officer

260	Capital One Financial Corporation (COF)

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

261	Capital One Financial Corporation (COF)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. FAIRBANK	Chair and Chief Executive Officer	February 19, 2026
Richard D. Fairbank	(Principal Executive Officer)

/s/ ANDREW M. YOUNG	Chief Financial Officer	February 19, 2026
Andrew M. Young	(Principal Financial Officer)

/s/ TIMOTHY P. GOLDEN	Chief Accounting Officer	February 19, 2026
Timothy P. Golden	(Principal Accounting Officer)

/s/ IME ARCHIBONG	Director	February 19, 2026
Ime Archibong

/s/ CHRISTINE DETRICK	Director	February 19, 2026
Christine Detrick

/s/ ANN FRITZ HACKETT	Director	February 19, 2026
Ann Fritz Hackett

/s/ SUNI P. HARFORD	Director	February 19, 2026
Suni P. Harford

/s/ PETER THOMAS KILLALEA	Director	February 19, 2026
Peter Thomas Killalea

/s/ C.P.A.J. (ELI) LEENAARS	Director	February 19, 2026
C.P.A.J. (Eli) Leenaars

/s/ FRANÇOIS LOCOH-DONOU	Director	February 19, 2026
François Locoh-Donou

/s/ THOMAS G. MAHERAS	Director	February 19, 2026
Thomas G. Maheras

/s/ PETER E. RASKIND	Director	February 19, 2026
Peter E. Raskind

/s/ EILEEN SERRA	Director	February 19, 2026
Eileen Serra

/s/ MAYO A. SHATTUCK III	Director	February 19, 2026
Mayo A. Shattuck III

/s/ MICHAEL SHEPHERD	Director	February 19, 2026
Michael Shepherd

/s/ CRAIG ANTHONY WILLIAMS	Director	February 19, 2026
Craig Anthony Williams

/s/ JENNIFER L. WONG	Director	February 19, 2026
Jennifer L. Wong