Form 10-Q
period 2026-03-31
CAPITAL ONE FINANCIAL CORP
filed 2026-05-07
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, there were 622,292,783 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K (“2025 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of March 31, 2026 included in this Report.

Management monitors a variety of key indicators to evaluate our business results and financial condition. The following MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes in this Report and the more detailed information contained in our 2025 Form 10-K.

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
Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” in our 2025 Form 10-K for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”
We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the United States (“U.S.”). We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network and Diners Club (collectively, the “Global Payment Network”).
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

4	Capital One Financial Corporation (COF)

the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and Discover integration expenses.
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
For additional information on the Transaction, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” in our 2025 Form 10-K.
Brex Acquisition
On April 7, 2026, the Company completed its previously announced acquisition of Brex Inc., a Delaware corporation (“Brex” and such acquisition, the “Brex acquisition”), pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of January 22, 2026 with Brex and certain other parties thereto. Brex offers businesses solutions to issue corporate cards, automate expense management and make secure, real-time payments. The Brex acquisition enhances the Company's offerings in the business payments marketplace. The total consideration paid to Brex shareholders for the acquisition was approximately $4.5 billion and included $2.6 billion of cash consideration and 10.6 million shares of common stock, par value $0.01 per share, of the Company with a fair value of $1.9 billion. The consideration is also subject to customary post-closing adjustments. Immediately following the completion of the Brex acquisition, the Company settled Brex's outstanding debt of $1.1 billion.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the first quarters of 2026 and 2025 and selected comparative balance sheet data as of March 31, 2026 and December 31, 2025. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2026	2025	Change
Income statement
Net interest income	$12,145	$8,013	52%
Non-interest income	3,086	1,987	55
Total net revenue	15,231	10,000	52
Provision for credit losses	4,068	2,369	72
Non-interest expense:
Marketing	1,497	1,202	25
Operating expense	6,967	4,700	48
Total non-interest expense	8,464	5,902	43
Income from continuing operations before income taxes	2,699	1,729	56
Income tax provision	518	325	59
Income from continuing operations, net of tax	2,181	1,404	55
Income (loss) from discontinued operations, net of tax	(7)	—	**
Net income	2,174	1,404	55
Dividends and undistributed earnings allocated to participating securities	(20)	(22)	(9)
Preferred stock dividends	(73)	(57)	28
Net income available to common stockholders	$2,081	$1,325	57
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$3.35	$3.46	(3)%
Income (loss) from discontinued operations	(0.01)	—	**
Net income per basic common share	$3.34	$3.46	(3)
Diluted earnings per common share:
Net income from continuing operations	$3.35	$3.45	(3)%
Income (loss) from discontinued operations	(0.01)	—	**
Net income per diluted common share	$3.34	$3.45	(3)
Weighted-average common shares outstanding (in millions):
Basic	622.5	383.1	62%
Diluted	623.4	384.0	62
Common shares outstanding (period-end, in millions)	615.9	383.0	61
Dividends declared and paid per common share	$0.80	$0.60	33
Tangible book value per common share (period-end)(1)	107.76	113.74	(5)

6	Capital One Financial Corporation (COF)

	Three Months Ended March 31,
(Dollars in millions, except per share data and as noted)	2026	2025	Change
Balance sheet (average balances)
Loans held for investment	$446,235	$322,385	38%
Interest-earning assets	617,173	462,771	33
Total assets	675,999	491,817	37
Interest-bearing deposits	451,957	337,840	34
Total deposits	479,958	364,078	32
Borrowings	52,348	44,448	18
Common equity	109,149	57,395	90
Total stockholders’ equity	114,556	62,240	84
Selected performance metrics
Purchase volume	$220,540	$157,948	40%
Global Payment Network volume	174,332	N/A	**
Total net revenue margin(2)	9.87%	8.64%	123bps
Net interest margin	7.87	6.93	94
Return on average assets(3)	1.29	1.14	15
Return on average tangible assets(4)	1.37	1.18	19
Return on average common equity(5)	7.65	9.23	(158)
Return on average tangible common equity(6)	12.20	12.55	(35)
Equity-to-assets ratio(7)	16.95	12.66	429
Efficiency ratio(8)	55.57	59.02	(345)
Operating efficiency ratio(9)	45.74	47.00	(126)
Effective income tax rate from continuing operations	19.2	18.8	40
Net charge-offs	$3,847	$2,736	41%
Net charge-off rate	3.45%	3.40%	5bps

(Dollars in millions, except as noted)	March 31, 2026	December 31, 2025	Change
Balance sheet (period-end)
Loans held for investment	$447,754	$453,622	(1)%
Interest-earning assets	624,560	613,750	2
Total assets	682,905	669,009	2
Interest-bearing deposits	461,117	448,386	3
Total deposits	489,053	475,771	3
Borrowings	51,888	51,000	2
Common equity	106,854	108,209	(1)
Total stockholders’ equity	112,261	113,616	(1)
Credit quality metrics
Allowance for credit losses	$23,630	$23,409	1%
Allowance coverage ratio	5.28%	5.16%	12bps
30+ day performing delinquency rate	3.04	3.41	(37)
30+ day delinquency rate	3.24	3.59	(35)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2026	December 31, 2025	Change
Capital ratios
Common equity Tier 1 capital(10)	14.4%	14.3%	10bps
Tier 1 capital(10)	15.4	15.3	10
Total capital(10)	17.3	17.2	10
Tier 1 leverage(10)	12.2	12.5	(30)
Tangible common equity (“TCE”)(11)	10.3	10.7	(40)
Supplementary leverage(10)	10.4	10.6	(20)
Other
Employees (period-end, in thousands)	77.1	76.3	1%
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
(3)Return on average assets is calculated based on annualized net income (loss) less annualized income (loss) from discontinued operations, net of tax, for the period divided by average total assets for the period.
(4)Return on average tangible assets is a non-GAAP measure calculated based on annualized net income (loss) less annualized income (loss) from discontinued operations, net of tax, for the period divided by average tangible assets for the period. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
(5)Return on average common equity is calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average common equity. Our calculation of return on average common equity may not be comparable to similarly-titled measures reported by other companies.
(6)Return on average TCE is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for additional information on non-GAAP measures.
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
(10)Capital ratios are calculated based on the Basel III standardized approach framework. See “Capital Management” for additional information.
(11)TCE ratio is a non-GAAP measure calculated based on TCE divided by tangible assets. See “Supplemental Table—Table A—Reconciliation of Non-GAAP Measures” for the calculation of this measure and reconciliation to the comparative U.S. GAAP measure.
**    Not meaningful.

8	Capital One Financial Corporation (COF)

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $2.2 billion ($3.34 per diluted common share) on total net revenue of $15.2 billion for the first quarter of 2026. In comparison, we reported net income of $1.4 billion ($3.45 per diluted common share) on total net revenue of $10.0 billion for the first quarter of 2025.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 14.4% and 14.3% as of March 31, 2026 and December 31, 2025, respectively. See “Capital Management” for additional information.
In the first quarter of 2026, we declared and paid common stock dividends of $505 million and repurchased $2.5 billion of shares of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the first quarter of 2026. These highlights are based on a comparison between the results of the first quarters of 2026 and 2025, except as otherwise noted. Highlights related to changes in our financial condition and credit performance are based on March 31, 2026 compared to December 31, 2025. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $770 million to $2.2 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by:
◦Higher net interest income primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
◦Higher non-interest income primarily driven by growth in our credit card loan portfolio, largely due to the addition of Discover.
These drivers were partially offset by:
◦Higher provision for credit losses primarily driven by higher net losses in our credit card loan portfolio, largely due to the addition of Discover.
◦Higher non-interest expense primarily driven by the addition of Discover, amortization of the intangibles recognized in the Transaction and higher Discover integration expenses.
•Loans Held for Investment:
◦Loans held for investment decreased by $5.9 billion to $447.8 billion as of March 31, 2026 compared to December 31, 2025 primarily driven by seasonal paydowns in our credit card loan portfolio, partially offset by growth in our auto loan portfolio.
◦Average loans held for investment increased by $123.9 billion to $446.2 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by the addition of Discover.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate increased by 5 basis points (“bps”) to 3.45% in the first quarter of 2026 compared to the first quarter of 2025.
◦Our 30+ day delinquency rate decreased by 35 bps to 3.24% as of March 31, 2026 from December 31, 2025.

9	Capital One Financial Corporation (COF)

•Allowance for Credit Losses: Our allowance for credit losses increased by $221 million to $23.6 billion as of March 31, 2026 compared to December 31, 2025 primarily driven by allowance builds in our auto and commercial businesses. Our allowance coverage ratio increased by 12 bps to 5.28% as of March 31, 2026 compared to December 31, 2025 primarily driven by seasonally lower loan balances and a substantially flat allowance for credit losses on our credit card loan portfolio.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the first quarters of 2026 and 2025. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the first quarters of 2026 and 2025 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended March 31,
	2026			2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$270,975	$11,633	17.17%	$156,408	$7,248	18.54%
Consumer banking	85,701	2,020	9.43	78,480	1,773	9.03
Commercial banking(3)	90,064	1,278	5.68	87,884	1,382	6.29
Other(4)	—	(196)	**	—	(246)	**
Total loans, including loans held for sale	446,740	14,735	13.19	322,772	10,157	12.59
Investment securities	97,803	832	3.40	92,659	770	3.32
Cash equivalents and other interest-earning assets	72,630	664	3.66	47,340	491	4.14
Total interest-earning assets	617,173	16,231	10.52	462,771	11,418	9.87
Cash and due from banks	5,270			4,071
Allowance for credit losses	(23,414)			(16,253)
Premises and equipment, net	5,664			4,534
Other assets	71,306			36,694
Total assets	$675,999			$491,817
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$451,957	$3,387	3.00%	$337,840	$2,715	3.22%
Securitized debt obligations	12,476	141	4.52	13,731	176	5.11
Senior and subordinated notes	37,846	532	5.63	30,331	505	6.66
Other borrowings and interest-bearing liabilities(5)	4,238	26	2.44	2,312	9	1.57
Total interest-bearing liabilities	506,517	4,086	3.23	384,214	3,405	3.54
Non-interest-bearing deposits	28,001			26,238
Other liabilities	26,925			19,125
Total liabilities	561,443			429,577
Stockholders’ equity	114,556			62,240
Total liabilities and stockholders’ equity	$675,999			$491,817
Net interest income/spread		$12,145	7.29		$8,013	6.32
Impact of non-interest-bearing funding			0.58			0.61
Net interest margin			7.87%			6.93%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $671 million and $549 million in the first quarters of 2026 and 2025, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million in both the first quarters of 2026 and 2025, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.2 billion and $1.9 billion in the first quarters of 2026 and 2025, respectively. Related interest expense was $8 million and $7 million in the first quarters of 2026 and 2025, respectively.

11	Capital One Financial Corporation (COF)

**    Not meaningful.
Net interest income increased by $4.1 billion to $12.1 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
Net interest margin increased by 94 bps to 7.87% in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
Our total company cumulative interest-bearing deposit beta increased to 32% as of March 31, 2026, from 23% as of December 31, 2025. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to changes in the upper bound of the federal funds rate during the falling interest rate cycle.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•Changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•Changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended March 31,
	2026 vs. 2025
(Dollars in millions)	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$4,385	$4,918	$(533)
Consumer banking	247	168	79
Commercial banking(2)	(104)	31	(135)
Other(3)	50	—	50
Total loans, including loans held for sale	4,578	5,117	(539)
Investment securities	62	43	19
Cash equivalents and other interest-earning assets	173	232	(59)
Total interest income	4,813	5,392	(579)
Interest expense:
Interest-bearing deposits	672	855	(183)
Securitized debt obligations	(35)	(15)	(20)
Senior and subordinated notes	27	106	(79)
Other borrowings and liabilities	17	9	8
Total interest expense	681	955	(274)
Net interest income	$4,132	$4,437	$(305)
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
(2)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(3)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.

12	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the first quarters of 2026 and 2025.
Table 4: Non-Interest Income

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Discount and interchange fees, net	$1,964	$1,223
Service charges and other customer-related fees	809	509
Other(1)(2)	313	255
Total non-interest income	$3,086	$1,987
__________
(1)Primarily consists of revenue from Capital One Shopping, treasury income and auto industry services.
(2)Includes losses of $18 million and $16 million on deferred compensation plan investments in the first quarters of 2026 and 2025, respectively. These amounts have corresponding offsets in non-interest expense.
Non-interest income increased by $1.1 billion to $3.1 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by growth in our credit card loan portfolio, largely due to the addition of Discover.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $1.7 billion to $4.1 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by higher net charge-offs in our credit card loan portfolio, largely due to the addition of Discover.
We provide additional information on the provision for credit losses and changes in the allowance for credit losses within “Credit Risk Profile” and “Part I—Item 1. Financial Statements—Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments.” For information on the allowance methodology, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.

13	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the first quarters of 2026 and 2025.
Table 5: Non-Interest Expense

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Operating expense:
Salaries and associate benefits(1)	$3,671	$2,546
Occupancy and equipment	867	615
Professional services	585	437
Communications and data processing	496	399
Amortization of intangibles	492	16
Other non-interest expense:
Bankcard, regulatory and other fee assessments	182	65
Collections	244	108
Other	430	514
Total other non-interest expense	856	687
Total operating expense	$6,967	$4,700
Marketing	1,497	1,202
Total non-interest expense	$8,464	$5,902
_________
(1)Includes benefits of $18 million and $16 million related to our deferred compensation plan investments for the first quarters of 2026 and 2025, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $2.6 billion to $8.5 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by the addition of Discover, amortization of the intangibles recognized in the Transaction and higher Discover integration expenses.
Discover integration expenses increased by $305 million to $415 million in the first quarter of 2026 primarily driven by higher salaries and associate benefits, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $1.8 billion of Discover integration expenses as of March 31, 2026.

14	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax expense of $518 million (19.2% effective income tax rate) and $325 million (18.8% effective income tax rate) in the first quarters of 2026 and 2025, respectively. Our effective tax rate on income from continuing operations varies between periods due, in part, to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes” in our 2025 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $13.9 billion to $682.9 billion as of March 31, 2026 from December 31, 2025 primarily driven by increases in our cash balances from deposit growth and seasonal paydowns in our credit card loan portfolio.
Total liabilities increased by $15.3 billion to $570.6 billion as of March 31, 2026 from December 31, 2025 primarily driven by continued deposit growth from our national banking strategy.
Stockholders’ equity decreased by $1.4 billion to $112.3 billion as of March 31, 2026 from December 31, 2025 primarily driven by purchases of treasury stock and stock dividends, partially offset by an increase in net income.
The following is a discussion of material changes in the major components of our assets and liabilities during the first quarter of 2026. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following debt securities: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other debt securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of March 31, 2026 and December 31, 2025, respectively.
The carrying value of our investment securities portfolio increased by $1.3 billion to $92.3 billion as of March 31, 2026 from December 31, 2025 primarily driven by net purchases.
Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes by segment the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of March 31, 2026 and December 31, 2025.
Table 6: Loans Held for Investment

	March 31, 2026			December 31, 2025
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$270,558	$(20,049)	$250,509	$279,570	$(20,066)	$259,504
Consumer Banking	86,873	(2,047)	84,826	84,790	(1,892)	82,898
Commercial Banking	90,323	(1,534)	88,789	89,262	(1,451)	87,811
Total	$447,754	$(23,630)	$424,124	$453,622	$(23,409)	$430,213
Loans held for investment decreased by $5.9 billion to $447.8 billion as of March 31, 2026 compared to December 31, 2025 primarily driven by seasonal paydowns in our credit card loan portfolio, partially offset by growth in our auto loan portfolio.

15	Capital One Financial Corporation (COF)

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
Table 7 provides the composition of our primary sources of funding as of March 31, 2026 and December 31, 2025.
Table 7: Funding Sources Composition

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$438,034	81%	$423,932	80%
Commercial Banking	31,007	6	31,250	6
Other(1)	20,012	3	20,589	4
Total deposits	489,053	90	475,771	90
Securitized debt obligations	11,283	2	12,853	3
Other debt	40,605	8	38,147	7
Total funding sources	$540,941	100%	$526,771	100%
__________
(1)Includes brokered deposits of $18.5 billion and $19.2 billion as of March 31, 2026 and December 31, 2025, respectively.
Total deposits increased by $13.3 billion to $489.1 billion as of March 31, 2026 from December 31, 2025 primarily driven by continued growth from our national banking strategy.
As of March 31, 2026 and December 31, 2025, we held $73.6 billion and $71.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 15% of our total deposits as of both March 31, 2026 and December 31, 2025. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” Federal Financial Institutions Examination Council (“FFIEC”) 031 filed with the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” adjusted to exclude intercompany balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Securitized debt obligations decreased by $1.6 billion to $11.3 billion as of March 31, 2026 from December 31, 2025 primarily driven by maturities and paydowns.
Other debt increased by $2.5 billion to $40.6 billion as of March 31, 2026 from December 31, 2025 primarily driven by net issuances of unsecured senior debt.
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

BUSINESS SEGMENT FINANCIAL PERFORMANCE
Our principal operations are organized for management reporting purposes into three major business segments, which are defined primarily based on the products and services provided or the types of customer served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and Discover integration expenses.
The results of our individual businesses, which we report on a continuing operations basis, reflect the manner in which management evaluates performance and makes decisions about funding our operations and allocating resources. We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies and changes in organizational alignment. Our business segment results are intended to reflect each segment as if it were a stand-alone business. We use an internal management and reporting process to derive our business segment results. Our internal management and reporting process employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Total interest income and non-interest income are directly attributable to the segment in which they are reported. The net interest income of each segment reflects the results of our funds transfer pricing process, which is primarily based on a matched funding concept that takes into consideration market interest rates. Our funds transfer pricing process is managed by our centralized Corporate Treasury group and provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business. The allocation is unique to each business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the businesses. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2025 Form 10-K.
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
We summarize our business segment results for the first quarters of 2026 and 2025 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of March 31, 2026 compared to December 31, 2025. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

18	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the first quarters of 2026 and 2025.
Table 8: Business Segment Results

	Three Months Ended March 31,
	2026				2025
	Total Net Revenue (Loss)(1)		Net Income (Loss)(2)		Total Net Revenue (Loss)(1)		Net Income (Loss)(2)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$11,389	75%	$1,869	86%	$7,165	72%	$1,219	87%
Consumer Banking	2,912	19	298	14	2,126	21	186	13
Commercial Banking(3)	909	6	206	9	884	9	195	14
Other(3)	21	—	(192)	(9)	(175)	(2)	(196)	(14)
Total	$15,231	100%	$2,181	100%	$10,000	100%	$1,404	100%
__________
(1)Total net revenue (loss) consists of net interest income and non-interest income.
(2)Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.

19	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net discount and interchange income and fees collected from customers. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Credit Card business generated income from continuing operations, net of tax, of $1.9 billion and $1.2 billion in the first quarters of 2026 and 2025, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2026	2025	Change
Selected income statement data:
Net interest income	$9,236	$5,654	63%
Non-interest income	2,153	1,511	42
Total net revenue(1)	11,389	7,165	59
Provision for credit losses	3,411	1,926	77
Non-interest expense	5,501	3,638	51
Income from continuing operations before income taxes	2,477	1,601	55
Income tax provision	608	382	59
Income from continuing operations, net of tax	$1,869	$1,219	53
Selected performance metrics:
Average loans held for investment:
Domestic credit card	$254,036	$149,639	70
Personal loans	9,310	N/A	**
International card businesses	7,628	6,768	13
Total credit card	$270,974	$156,407	73
Average yield on loans(2)	17.17%	18.54%	(137)bps
Total net revenue margin(3)	16.81	18.32	(151)
Net charge-offs	$3,419	$2,399	43%
Net charge-off rate	5.05%	6.14%	(109)bps
Purchase volume	$220,540	$157,948	40%

(Dollars in millions, except as noted)	March 31, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Domestic credit card	$254,028	$262,403	(3)%
Personal loans	9,070	9,499	(5)
International card businesses	7,460	7,668	(3)
Total credit card	$270,558	$279,570	(3)
30+ day performing delinquency rate	3.66%	3.93%	(27)bps
30+ day delinquency rate	3.67	3.94	(27)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$20,049	$20,066	—
Allowance coverage ratio	7.41%	7.18%	23bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $980 million and $705 million in the first quarters of 2026 and 2025, respectively, for finance charges and fees charged off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.

20	Capital One Financial Corporation (COF)

(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
(4)Within our credit card loan portfolio, certain loans in our international card and personal loan businesses are classified as nonperforming. See “Nonperforming Loans and Other Nonperforming Assets” for additional information.
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the first quarter of 2026 compared to the first quarter of 2025, and changes in financial condition and credit performance between March 31, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income increased by $3.6 billion to $9.2 billion in the first quarter of 2026 primarily driven by higher average loan balances, largely due to the addition of Discover.
•Non-Interest Income: Non-interest income increased by $642 million to $2.2 billion in the first quarter of 2026 primarily driven by growth in our portfolio, largely due to the addition of Discover.
•Provision for Credit Losses: Provision for credit losses increased by $1.5 billion to $3.4 billion in the first quarter of 2026 primarily driven by higher net charge-offs, largely due to the addition of Discover.

•Non-Interest Expense: Non-interest expense increased by $1.9 billion to $5.5 billion in the first quarter of 2026 primarily driven by the addition of Discover and amortization of the intangibles recognized in the Transaction.
Loans Held for Investment:
•Period-end loans held for investment decreased by $9.0 billion to $270.6 billion as of March 31, 2026 from December 31, 2025 primarily driven by seasonal paydowns.

•Average loans held for investment increased by $114.6 billion to $271.0 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by the addition of Discover.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 109 bps to 5.05% in the first quarter of 2026 compared to the first quarter of 2025 primarily due to favorable observed credit performance and the addition of Discover.

•The 30+ day delinquency rate decreased by 27 bps to 3.67% as of March 31, 2026 from December 31, 2025.

21	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated income from continuing operations, net of tax, of $1.7 billion and $1.2 billion in the first quarters of 2026 and 2025, respectively. In the first quarters of 2026 and 2025, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2026	2025	Change
Selected income statement data:
Net interest income	$8,618	$5,343	61%
Non-interest income	2,107	1,460	44
Total net revenue(1)	10,725	6,803	58
Provision for credit losses	3,236	1,856	74
Non-interest expense	5,179	3,422	51
Income from continuing operations before income taxes	2,310	1,525	51
Income tax provision	566	363	56
Income from continuing operations, net of tax	$1,744	$1,162	50
Selected performance metrics:
Average loans held for investment	$254,036	$149,639	70
Average yield on loans(2)	17.13%	18.42%	(129)bps
Total net revenue margin(3)	16.89	18.19	(130)
Net charge-offs	$3,241	$2,314	40%
Net charge-off rate	5.10%	6.19%	(109)bps
Purchase volume	$216,513	$154,391	40%

(Dollars in millions, except as noted)	March 31, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment	$254,028	$262,403	(3)%
30+ day performing delinquency rate	3.70%	3.99%	(29)bps
Allowance for credit losses	$18,806	$18,811	—
Allowance coverage ratio	7.40%	7.17%	23bps
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
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by:
•Higher net interest income primarily driven by higher average loan balances, largely due to the addition of Discover.
•Higher non-interest income primarily driven by growth in our portfolio, largely due to the addition of Discover.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by the addition of Discover and amortization of the intangibles recognized in the Transaction.

22	Capital One Financial Corporation (COF)

•Higher provision for credit losses primarily driven by higher net charge-offs, largely due to the addition of Discover.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees, including revenue from processing transactions on the Global Payment Network. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Consumer Banking business generated income from continuing operations, net of tax, of $298 million and $186 million in the first quarters of 2026 and 2025, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

Three Months Ended March 31,
(Dollars in millions, except as noted)	2026	2025	Change
Selected income statement data:
Net interest income	$2,229	$1,943	15%
Non-interest income	683	183	**
Total net revenue	2,912	2,126	37
Provision for credit losses	519	301	72
Non-interest expense	1,998	1,581	26
Income from continuing operations before income taxes	395	244	62
Income tax provision	97	58	67
Income from continuing operations, net of tax	$298	$186	60
Selected performance metrics:
Average loans held for investment:
Auto	$84,522	$77,228	9
Retail banking	1,179	1,252	(6)
Total consumer banking	$85,701	$78,480	9
Average yield on loans held for investment(1)	9.43%	9.03%	40bps
Average deposits	$428,391	$319,950	34%
Average deposits interest rate	2.84%	3.00%	(16)bps
Net charge-offs	$364	$313	16%
Net charge-off rate	1.70%	1.60%	10bps
Global Payment Network volume	$174,332	N/A	**
Auto loan originations	11,130	$9,210	21%

(Dollars in millions, except as noted)	March 31, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Auto	$85,700	$83,600	3%
Retail banking	1,173	1,190	(1)
Total consumer banking	$86,873	$84,790	2
30+ day performing delinquency rate	4.17%	5.17%	(100)	bps
30+ day delinquency rate	4.59	5.73	(114)
Nonperforming loan rate	0.57	0.69	(12)
Nonperforming asset rate(2)	0.66	0.79	(13)
Allowance for credit losses	$2,047	$1,892	8%
Allowance coverage ratio	2.36%	2.23%	13bps

23	Capital One Financial Corporation (COF)

Deposits	$438,034	$423,932	3%
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
**    Not meaningful.
Key factors affecting the results of our Consumer Banking business for the first quarter of 2026 compared to the first quarter of 2025, and changes in financial condition and credit performance between March 31, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income increased by $286 million to $2.2 billion in the first quarter of 2026 primarily driven by higher deposits due to the addition of Discover and higher average loan balances in our auto business, partially offset by lower margins in our retail banking business.
•Non-Interest Income: Non-interest income increased by $500 million to $683 million in the first quarter of 2026 primarily due to the addition of the Global Payment Network and the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
•Provision for Credit Losses: Provision for credit losses increased by $218 million to $519 million in the first quarter of 2026 primarily driven by a $157 million allowance build in our auto business compared to a $14 million allowance release in the first quarter of 2025.
•Non-Interest Expense: Non-interest expense increased by $417 million to $2.0 billion in the first quarter of 2026 primarily driven by the addition of Discover and amortization of the intangibles recognized in the Transaction, partially offset by the absence of a legal reserve build recorded in the first quarter of 2025.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.1 billion to $86.9 billion as of March 31, 2026 from December 31, 2025 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $7.2 billion to $85.7 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $14.1 billion to $438.0 billion as of March 31, 2026 from December 31, 2025 primarily driven by continued growth from our national banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 10 bps to 1.70% in the first quarter of 2026 compared to the first quarter of 2025.
•The 30+ day delinquency rate decreased by 114 bps to 4.59% as of March 31, 2026 compared to December 31, 2025.
Commercial Banking Business
The primary sources of revenue for our Commercial Banking business are net interest income from loans and deposits and non-interest income earned from products and services provided to our clients such as capital markets, advisory services and treasury management. Because our Commercial Banking business has loans and investments that generate tax-exempt income, tax credits or other tax benefits, we present the revenues on a taxable-equivalent basis. Expenses primarily consist of operating costs and the provision for credit losses.
Our Commercial Banking business generated income from continuing operations, net of tax, of $206 million and $195 million in the first quarters of 2026 and 2025, respectively.

24	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2026	2025	Change
Selected income statement data:
Net interest income	$581	$572	2%
Non-interest income	328	312	5
Total net revenue(1)	909	884	3
Provision for credit losses(2)	138	142	(3)
Non-interest expense	498	486	2
Income from continuing operations before income taxes	273	256	7
Income tax provision	67	61	10
Income from continuing operations, net of tax	$206	$195	6
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$33,539	$31,733	6
Commercial and industrial	56,021	55,765	—
Total commercial banking	$89,560	$87,498	2
Average yield on loans held for investment(1)(3)	5.68%	6.29%	(61)	bps
Average deposits	$31,137	$31,654	(2)%
Average deposits interest rate	1.83%	2.13%	(30)	bps
Net charge-offs	$64	$24	167%
Net charge-off rate	0.29%	0.11%	18bps

(Dollars in millions, except as noted)	March 31, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$33,809	$33,618	1%
Commercial and industrial	56,514	55,644	2
Total commercial banking	$90,323	$89,262	1
Nonperforming loan rate	1.40%	1.36%	4	bps
Nonperforming asset rate(4)	1.47	1.39	8
Allowance for credit losses(2)	$1,534	$1,451	6%
Allowance coverage ratio	1.70%	1.63%	7	bps
Deposits	$31,007	$31,250	(1)%
Loans serviced for others	52,634	52,240	1
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $133 million and $142 million as of March 31, 2026 and December 31, 2025, respectively.
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

Key factors affecting the results of our Commercial Banking business for the first quarter of 2026 compared to the first quarter of 2025, and changes in financial condition and credit performance between March 31, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income remained substantially flat at $581 million in the first quarter of 2026 compared to the first quarter of 2025.
•Non-Interest Income: Non-interest income increased $16 million to $328 million in the first quarter of 2026 primarily driven by our tax advantaged investments business.
•Provision for Credit Losses: Provision for credit losses remained substantially flat at $138 million in the first quarter of 2026 compared to the first quarter of 2025.
•Non-Interest Expense: Non-interest expense remained substantially flat at $498 million in the first quarter of 2026 compared to the first quarter of 2025.
Loans Held for Investment:
•Period-end loans held for investment increased by $1.1 billion to $90.3 billion as of March 31, 2026 from December 31, 2025 primarily due to originations outpacing customer payments.
•Average loans held for investment increased by $2.1 billion to $89.6 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily due to originations outpacing customer payments.
Deposits:
•Period-end deposits remained substantially flat at $31.0 billion as of March 31, 2026 compared to December 31, 2025.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 18 bps to 0.29% in the first quarter of 2026 compared to the first quarter of 2025.
•The nonperforming loan rate increased by 4 bps to 1.40% as of March 31, 2026 compared to December 31, 2025.
Other Category
Other includes unallocated amounts related to our centralized Corporate Treasury group activities, such as management of our corporate investment securities portfolio, asset/liability management and oversight of our funds transfer pricing process. Other also includes:
•unallocated corporate revenue and expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and Discover integration expenses;
•residual tax expense or benefit to arrive at the consolidated effective tax rate that is not assessed to our primary business segments; and
•foreign exchange rate fluctuations on foreign currency-denominated balances. As a result of our derivative management activities, we believe our net exposure to foreign exchange risk is minimal.

26	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Change
Selected income statement data:
Net interest income (loss)	$99	$(156)	**
Non-interest loss	(78)	(19)	**
Total net revenue (loss)(1)	21	(175)	**
Provision for credit losses	—	—	**
Non-interest expense	467	197	137%
Loss from continuing operations before income taxes	(446)	(372)	20
Income tax benefit	(254)	(176)	44
Loss from continuing operations, net of tax	$(192)	$(196)	(2)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
**    Not meaningful.

Loss from continuing operations, net of tax remained substantially flat at a loss of $192 million in the first quarter of 2026 compared to the first quarter of 2025 as higher treasury income was largely offset by higher Discover integration expenses.
Discover integration expenses increased by $305 million to $415 million in the first quarter of 2026 primarily driven by higher salaries and associate benefits, which are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $1.8 billion of Discover integration expenses as of March 31, 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the amount of assets, liabilities, income and expenses on the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions. There have been no changes to our critical accounting policies and estimates described in our 2025 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

27	Capital One Financial Corporation (COF)

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of March 31, 2026

Standard	Guidance	Adoption Timing and Financial Statement Impacts
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
Effective beginning with our interim period ending on March 31, 2028, with early adoption permitted. Prospective, retrospective and modified transition applications are each permitted.

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
Effective beginning with our interim period ending on March 31, 2027, with early adoption permitted. Prospective application is required.

We are still assessing the extent of the impacts of adoption to our consolidated financial statements.

Hedge Accounting Improvements ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements Issued November 2025	Enables entities to achieve and maintain hedge accounting to a greater number of highly effective economic hedges.
Effective beginning with our interim period ending on March 31, 2027, with early adoption permitted. Prospective application is required.

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
Basel III and U.S. Capital Rules
Under the Basel III Capital Rules, we must maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%, in each case in relation to risk-weighted assets. In addition, we must maintain a minimum leverage ratio of 4.0% and a minimum supplementary leverage ratio of 3.0% .We are also subject to the capital conservation buffer requirement and countercyclical capital buffer requirement, each as described below. Our capital and leverage ratios are calculated based on the Basel III standardized approach framework.
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Supervision and Regulation—Basel III Finalization Proposals” in this Report.
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

29	Capital One Financial Corporation (COF)

all participating firms, including the Company, that because the Stress Testing Transparency Proposal remains subject to public comment, the Federal Reserve is maintaining stress capital buffer requirements for all such firms at their current levels. Consequently, absent further action from the Federal Reserve, the Company’s stress capital buffer requirement will remain at 4.5% until September 30, 2027. Accordingly, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework are 9.0%, 10.5% and 12.5%, respectively, for the period from October 1, 2025 through September 30, 2027. For additional information regarding the proposed rulemaking to modify the stress capital buffer framework and the Stress Testing Transparency Proposal, see “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation—Capital Buffer Requirements” in our 2025 Form 10-K.
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
As of March 31, 2026 and December 31, 2025, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets or $1 billion or more. As of March 31, 2026, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For the description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K, and for a description of recent proposed amendments to these rules under the Basel III Finalization Proposals, see “Supervision and Regulation” in this Report.

30	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of March 31, 2026 and December 31, 2025.
Table 13: Capital Ratios Under Basel III(1)(2)

	March 31, 2026			December 31, 2025
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	14.4%	4.5%	N/A	14.3%	4.5%	N/A
Tier 1 capital(4)	15.4	6.0	6.0%	15.3	6.0	6.0%
Total capital(5)	17.3	8.0	10.0	17.2	8.0	10.0
Tier 1 leverage(6)	12.2	4.0	N/A	12.5	4.0	N/A
Supplementary leverage(7)	10.4	3.0	N/A	10.6	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.7	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(4)	13.7	6.0	8.0	13.4	6.0	8.0
Total capital(5)	15.4	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	10.8	4.0	5.0	10.9	4.0	5.0
Supplementary leverage(7)	9.2	3.0	N/A	9.3	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of March 31, 2026 are preliminary and therefore subject to change until we file our March 31, 2026 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of March 31, 2026 and December 31, 2025.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	March 31, 2026	December 31, 2025
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$112,733	$113,677
Adjustments and deductions:
AOCI, net of tax(1)	69	81
Goodwill, net of related deferred tax liabilities	(28,201)	(28,217)
Other intangible and deferred tax assets, net of deferred tax liabilities	(12,142)	(12,493)
Common equity Tier 1 capital	72,459	73,048
Tier 1 capital instruments	5,407	5,407
Tier 1 capital	77,866	78,455
Tier 2 capital instruments	2,941	2,940
Qualifying allowance for credit losses	6,519	6,605
Tier 2 capital	9,460	9,545
Total capital	$87,326	$88,000

Regulatory capital metrics
Risk-weighted assets	$504,654	$511,794
Adjusted average assets(2)	640,503	629,997
Total leverage exposure(3)	749,583	737,911
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
We repurchased $2.5 billion in shares of our common stock during the first quarter of 2026.
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
On April 3, 2026, we submitted our capital plan to the Federal Reserve as part of the 2026 stress testing cycle. The supervisory stress test results are expected to be released by the Federal Reserve by June 30, 2026
For the description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K and for additional information on the potential impacts of proposed amendments and recent regulatory developments, see “Supervision and Regulation” in this Report.

32	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first three months of 2026, we declared and paid common stock dividends of $505 million, or $0.80 per share. We declared and paid $57 million of preferred stock dividends in the first three months of 2026. In addition, we declared $16 million of dividends on our Series O preferred stock that were not yet paid as of March 31, 2026.
The following table summarizes the dividends paid per share on our various preferred stock series in the first three months of 2026.
Table 15: Preferred Stock Dividends Paid Per Share(1)

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2026
					Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800%	Quarterly	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625%	Quarterly	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375%	Quarterly	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250%	Quarterly	10.63
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	—
__________
(1)For Series I, J, K, L, M and N, the liquidation preference for each share of non-cumulative perpetual preferred stock is $1,000 per share of preferred stock. For Series O, the liquidation preference for each share of non-cumulative perpetual preferred stock is $100,000 per share of preferred stock. For Series I, J, K, L and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Series O, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of March 31, 2026, funds available for dividend payments from the Bank were $1.6 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

We repurchased $2.5 billion in shares of our common stock during the first quarter of 2026. The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and the amount of retained earnings, as well as regulatory considerations. The Board authorized stock repurchase program does not include specific price targets or number of shares, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 plans, does not have a set expiration date and may be modified, suspended or terminated at any time. For additional information on dividends and stock

33	Capital One Financial Corporation (COF)

repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report, and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation” and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries” in our 2025 Form 10-K.

34	Capital One Financial Corporation (COF)

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

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control and report the risks associated with their business.	IRM: Independently oversees and assesses risk-taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

35	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk that we are exposed to through our business activities. We have seven major categories of risk as noted below. We provide a description of these categories and how we manage them under “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K.
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Reputation risk
•Strategic risk

36	Capital One Financial Corporation (COF)

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

37	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the U.S., the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our domestic credit card loan portfolio as of March 31, 2026 and December 31, 2025.
Table 16: Domestic Credit Card Loan Portfolio by Geographic Region

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$24,726	9.7%	$25,430	9.7%
Texas	22,596	8.9	23,197	8.8
Florida	19,470	7.7	20,050	7.7
New York	16,131	6.3	16,664	6.4
Pennsylvania	10,926	4.3	11,363	4.3
Illinois	10,567	4.2	11,001	4.2
Ohio	9,128	3.6	9,520	3.6
New Jersey	8,451	3.3	8,741	3.3
Georgia	8,189	3.2	8,429	3.2
North Carolina	7,244	2.9	7,429	2.8
Other	116,600	45.9	120,579	46.0
Total domestic credit card	$254,028	100.0%	$262,403	100.0%

38	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the U.S. due to our product and marketing approach. The table below presents the geographic profile of our auto loan portfolio as of March 31, 2026 and December 31, 2025.
Table 17: Auto Loan Portfolio by Geographic Region

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$11,236	13.1%	$10,802	12.9%
California	8,594	10.0	8,561	10.2
Florida	7,570	8.8	7,397	8.8
Ohio	4,160	4.9	4,014	4.8
Pennsylvania	3,881	4.5	3,806	4.6
Illinois	3,487	4.1	3,401	4.1
Georgia	3,433	4.0	3,330	4.0
North Carolina	2,821	3.3	2,746	3.3
New Jersey	2,576	3.0	2,603	3.1
New York	2,509	2.9	2,502	3.0
Other	35,433	41.4	34,438	41.2
Total auto	$85,700	100.0%	$83,600	100.0%

39	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the U.S. The table below presents the geographic profile of our commercial real estate loan portfolio as of March 31, 2026 and December 31, 2025.
Table 18: Commercial Real Estate Loan Portfolio by Region

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$12,575	37.2%	$12,149	36.1%
South	7,921	23.4	7,724	23.0
Pacific West	5,602	16.6	5,477	16.3
Mid-Atlantic	3,179	9.4	3,200	9.5
Mountain	2,483	7.3	2,719	8.1
Midwest	2,049	6.1	2,349	7.0
Total	$33,809	100.0%	$33,618	100.0%
__________
(1)Geographic concentration is generally determined by the location of the borrower’s business or the location of the collateral associated with the loan. Northeast consists of: CT, MA, ME, NH, NJ, NY, PA, RI and VT. South consists of: AL, AR, FL, GA, KY, LA, MS, NC, OK, SC, TN and TX. Pacific West consists of: AK, CA, HI, OR and WA. Mid-Atlantic consists of: DC, DE, MD, VA and WV. Midwest consists of: IA, IL, IN, KS, MI, MN, MO, ND, NE, OH, SD and WI. Mountain consists of: AZ, CO, ID, MT, NM, NV, UT and WY.

40	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment by industry classification as of March 31, 2026 and December 31, 2025. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	March 31, 2026	December 31, 2025
Industry Classification:
Finance	42%	42%
Real Estate & Construction	25	25
Government & Education	8	8
Commercial Services	4	4
Health Care & Pharmaceuticals	3	3
Food & Beverage Manufacturing & Wholesale	3	3
Oil, Gas & Pipelines	2	2
Technology, Telecommunications & Media	2	2
Retail	2	2
Other	9	9
Total	100%	100%

41	Capital One Financial Corporation (COF)

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
Table 20 provides details on the credit scores of our domestic credit card, personal and auto loan portfolios as of March 31, 2026 and December 31, 2025.
Table 20: Credit Score Distribution

(Percentage of portfolio)	March 31, 2026	December 31, 2025
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	73%	73%
660 or below	27	27
Total	100%	100%
Personal loans—Refreshed FICO scores:(1)
Greater than 660	94%	94%
621 - 660	3	3
620 or below	3	3
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	50%	51%
621 - 660	19	19
620 or below	31	30
Total	100%	100%
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
We present information in the section below on the credit performance of our loan portfolio, including the key metrics we use in tracking changes in the credit quality of our loan portfolio. See “Part I—Item 1. Financial Statements—Note 4—Loans” for additional credit quality information in this Report and see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for information on our accounting policies for delinquent and nonperforming loans, charge-offs and loan modifications and restructurings.

42	Capital One Financial Corporation (COF)

Delinquency Rates
We consider the entire balance of an account to be delinquent if the minimum required payment is not received by the customer’s due date, measured at each balance sheet date. Our 30+ day delinquency metrics include all loans held for investment that are 30 or more days past due, whereas our 30+ day performing delinquency metrics include all loans held for investment that are 30 or more days past due but are currently classified as performing and accruing interest. The 30+ day delinquency and 30+ day performing delinquency metrics are the same for domestic credit card loans, as we continue to classify these loans as performing until the account is charged off, typically when the account is 180 days past due. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan categories. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio, as of March 31, 2026 and December 31, 2025.
Table 21: 30+ Day Delinquencies

	March 31, 2026				December 31, 2025
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$9,395	3.70%	$9,395	3.70%	$10,471	3.99%	$10,471	3.99%
Personal loans	155	1.72	164	1.81	165	1.74	174	1.83
International card businesses	360	4.82	369	4.94	355	4.62	364	4.75
Total credit card	9,910	3.66	9,928	3.67	10,991	3.93	11,009	3.94
Consumer Banking:
Auto	3,609	4.21	3,971	4.63	4,371	5.23	4,842	5.79
Retail banking	11	0.92	20	1.69	13	1.09	19	1.60
Total consumer banking	3,620	4.17	3,991	4.59	4,384	5.17	4,861	5.73
Commercial Banking:
Commercial and multifamily real estate	90	0.27	205	0.61	55	0.16	117	0.35
Commercial and industrial	3	0.01	392	0.69	33	0.06	314	0.56
Total commercial banking	93	0.10	597	0.66	88	0.10	431	0.48
Total	$13,623	3.04	$14,516	3.24	$15,463	3.41	$16,301	3.59
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

43	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of March 31, 2026 and December 31, 2025.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,697	1.27%	$6,492	1.43%
60 – 89 days	3,264	0.73	3,773	0.83
> 90 days	5,555	1.24	6,036	1.33
Total	$14,516	3.24%	$16,301	3.59%
Geographic region:
Domestic	$14,147	3.16%	$15,937	3.51%
International	369	0.08	364	0.08
Total	$14,516	3.24%	$16,301	3.59%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of March 31, 2026 and December 31, 2025. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan segment:
Credit card	$4,962	1.83%	$5,352	1.91%
Total	$4,962	1.11	$5,352	1.18
Geographic region:
Domestic	$4,801	1.09%	$5,195	1.16%
International	161	2.16	157	2.05
Total	$4,962	1.11	$5,352	1.18

__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

44	Capital One Financial Corporation (COF)

Nonperforming Loans and Nonperforming Assets
Nonperforming loans include loans that have been placed on nonaccrual status. Nonperforming assets consist of nonperforming loans, repossessed assets and other foreclosed assets. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for information on our policies for classifying loans as nonperforming for each of our loan portfolios.
Table 24 presents our nonperforming loans by portfolio and other nonperforming assets as of March 31, 2026 and December 31, 2025. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
Personal loans	$12	0.13%	$12	0.13%
International card businesses	11	0.15	12	0.16
Total credit card	23	0.01	24	0.01
Consumer Banking:
Auto	475	0.55	566	0.68
Retail banking	19	1.66	17	1.45
Total consumer banking	494	0.57	583	0.69
Commercial Banking:
Commercial and multifamily real estate	362	1.07	320	0.95
Commercial and industrial	906	1.60	892	1.60
Total commercial banking	1,268	1.40	1,212	1.36
Total nonperforming loans held for investment(3)	1,785	0.40	1,819	0.40
Other nonperforming assets(4)	138	0.03	115	0.03
Total nonperforming assets	$1,923	0.43	$1,934	0.43
__________
(1)We recognized interest income for loans classified as nonperforming of $4 million and $3 million in the first quarters of 2026 and 2025, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.92% and 0.95% as of March 31, 2026 and December 31, 2025, respectively.
(4)The denominators used in calculating nonperforming asset rates consist of total loans held for investment and other nonperforming assets.

45	Capital One Financial Corporation (COF)

Net Charge-Offs
Net charge-offs consist of the amortized cost basis, excluding accrued interest, of loans held for investment that we determine to be uncollectible, net of recovered amounts. Recoveries are recognized for payments received after a loan has been charged off, up to the amount that was charged off. The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation. Uncollectible finance charges and fees are reversed through revenue and certain fraud losses are recorded in other non-interest expense. Generally, costs to recover charged-off loans are recorded as collection expenses as incurred and are included in our consolidated statements of income as a component of other non-interest expense. Our charge-off policy for loans varies based on the loan type. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for information on our charge-off policy for each of our loan portfolios.
Table 25 presents our net charge-off amounts and rates, by portfolio segment, in the first quarters of 2026 and 2025.
Table 25: Net Charge-Offs (Recoveries)

	Three Months Ended March 31,
	2026		2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$3,241	5.10%	$2,314	6.19%
Personal loans	89	3.81	N/A	N/A
International card businesses	89	4.65	85	5.02
Total credit card	3,419	5.05	2,399	6.14
Consumer Banking:
Auto	346	1.64	299	1.55
Retail banking	18	5.99	14	4.75
Total consumer banking	364	1.70	313	1.60
Commercial Banking:
Commercial and multifamily real estate	2	0.03	7	0.09
Commercial and industrial	62	0.44	17	0.12
Total commercial banking	64	0.29	24	0.11
Total net charge-offs	$3,847	3.45	$2,736	3.40
Average loans held for investment	$446,235		$322,385
__________
(1)Net charge-off rate is calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

46	Capital One Financial Corporation (COF)

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
For more information on FDMs, see “Part I—Item 1. Financial Statements—Note 4—Loans.”
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments
Our allowance for credit losses represents management’s current estimate of expected credit losses over the contractual terms of our loans held for investment as of each balance sheet date. Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance. Charge-offs of uncollectible amounts result in a reduction to the allowance and recoveries of previously charged off amounts are credited to the allowance. We also estimate expected credit losses related to unfunded lending commitments that are not unconditionally cancellable. The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve for unfunded lending commitments is included in other liabilities on our consolidated balance sheets. We provide additional information on the methodologies and key assumptions used in determining our allowance for credit losses and our reserve for unfunded lending commitments in “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.

47	Capital One Financial Corporation (COF)

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the first quarters of 2026 and 2025, and details by portfolio for the provision for credit losses, charge-offs and recoveries.
Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2026
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2025	$18,811	$731	$524	$20,066	$1,869	$23	$1,892	$1,451	$23,409
Charge-offs	(4,370)	(121)	(150)	(4,641)	(711)	(24)	(735)	(69)	(5,445)
Recoveries(1)	1,129	32	61	1,222	365	6	371	5	1,598
Net charge-offs	(3,241)	(89)	(89)	(3,419)	(346)	(18)	(364)	(64)	(3,847)
Provision for credit losses	3,236	60	115	3,411	503	16	519	147	4,077
Allowance build (release) for credit losses	(5)	(29)	26	(8)	157	(2)	155	83	230
Other changes(2)	—	—	(9)	(9)	—	—	—	—	(9)
Balance as of March 31, 2026	18,806	702	541	20,049	2,026	21	2,047	1,534	23,630
Reserve for unfunded lending commitments:
Balance as of December 31, 2025	—	—	—	—	—	—	—	142	142
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(9)	(9)
Balance as of March 31, 2026	—	—	—	—	—	—	—	133	133
Combined allowance and reserve as of March 31, 2026	$18,806	$702	$541	$20,049	$2,026	$21	$2,047	$1,667	$23,763

	Three Months Ended March 31, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	N/A	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs	(2,852)	N/A	(126)	(2,978)	(656)	(20)	(676)	(38)	(3,692)
Recoveries(1)	538	N/A	41	579	357	6	363	14	956
Net charge-offs	(2,314)	N/A	(85)	(2,399)	(299)	(14)	(313)	(24)	(2,736)
Provision for credit losses	1,856	N/A	70	1,926	285	16	301	141	2,368
Allowance build (release) for credit losses	(458)	N/A	(15)	(473)	(14)	2	(12)	117	(368)
Other changes(2)	—	N/A	9	9	—	—	—	—	9
Balance as of March 31, 2025	12,036	N/A	474	12,510	1,845	27	1,872	1,517	15,899
Reserve for unfunded lending commitments:		N/A
Balance as of December 31, 2024	—	N/A	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	N/A	—	—	—	—	—	1	1
Balance as of March 31, 2025	—	N/A	—	—	—	—	—	144	144
Combined allowance and reserve as of March 31, 2025	$12,036	N/A	$474	$12,510	$1,845	$27	$1,872	$1,661	$16,043
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Primarily represents foreign currency translation adjustments.

48	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $164.8 billion and $144.0 billion as of March 31, 2026 and December 31, 2025, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of March 31, 2026, we had available issuance capacity of $39.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of March 31, 2026, we had access to available contingent liquidity sources totaling $106.4 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Operations, FHLB and the Fixed Income Clearing Corporation - Government Securities Division (“FICC - GSD”).
As of March 31, 2026 and December 31, 2025, our funding sources totaled $540.9 billion and $526.8 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections. Both our investment securities available for sale and held to maturity are presented at fair value in the measurement of liquidity reserves.
Table 27 below presents the composition of our liquidity reserves as of March 31, 2026 and December 31, 2025.
Table 27: Liquidity Reserves

(Dollars in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$76,494	$57,434
Investment securities at fair value(1)	92,304	91,051
FHLB borrowing capacity secured by loans	4,196	4,447
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(1,839)	(1,839)
Other encumbrances of investment securities	(6,389)	(7,121)
Total liquidity reserves	$164,766	$143,972
________
(1)    Includes investment securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves increased by $20.8 billion to $164.8 billion as of March 31, 2026 from December 31, 2025, primarily due to increases in cash and cash equivalents. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding Sources” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K for additional information on our management of liquidity risk.

49	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the U.S. (the “LCR Rule”). The LCR Rule requires both the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the first quarter of 2026 was 166%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the U.S. (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the first quarter of 2026 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our Capital One Multi-asset Execution Trust (“COMET”) that allows us to periodically offer and sell up to $24.0 billion of securitized debt obligations and a shelf registration associated with our Capital One Prime Auto Receivables Trusts (“COPAR”) that allows us to periodically offer and sell up to $18.6 billion of securitized debt obligations. These shelf registration statements are subject to periodic renewal and, thus, change, which may be reviewed by the SEC at the time of each such renewal. As part of each periodic renewal, we assess registered amounts under each shelf registration statement which may be updated as appropriate. As of March 31, 2026, we had $21.5 billion and $17.5 billion of available issuance capacity in our COMET and COPAR securitization programs, respectively.
In addition to our issuance capacity under the shelf registration statements, we also have collateral pledged to support our access to FHLB advances, the Federal Reserve Discount Window, the Standing Repo Operations and FICC - GSD general collateral financing repurchase agreement service. For each of these programs, the ability to borrow utilizing these sources is dependent on meeting the respective membership requirements. Our borrowing capacity in each program is a function of the collateral the Bank has posted with each counterparty, including any respective haircuts applied to that collateral.
As of March 31, 2026, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $34.5 billion, of which $1.3 billion was used. Our FHLB membership is supported by our investment in FHLB stock of $89 million as of both March 31, 2026 and December 31, 2025.
As of March 31, 2026, we pledged loans to secure a borrowing capacity of $49.9 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock of $2.6 billion as of both March 31, 2026 and December 31, 2025.
As a member of FICC - GSD, we have $22.0 billion of readily available borrowing capacity secured by securities from our investment portfolio as of March 31, 2026. Our FICC - GSD membership is supported by our investment in Depository Trust and Clearing Corporation common stock of $575 thousand and $488 thousand as of March 31, 2026 and December 31, 2025, respectively.

50	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for the three months ended March 31, 2026 and 2025.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended March 31,
	2026			2025
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$38,642	$114	1.18%	$36,285	$119	1.31%
Saving deposits(2)	309,341	2,263	2.93	227,780	1,768	3.11
Time deposits	103,974	1,010	3.89	73,775	828	4.49
Total interest-bearing deposits	$451,957	$3,387	3.00	$337,840	$2,715	3.22
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well capitalized, as defined under the federal banking regulatory guidelines, as of both March 31, 2026 and December 31, 2025. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $539 million to $1.6 billion as of March 31, 2026 from December 31, 2025, primarily driven by an increase in short-term FHLB advances.
Our long-term funding, which primarily consists of securitized debt obligations, senior and subordinated notes and long-term FHLB advances, increased by $349 million to $50.3 billion as of March 31, 2026 from December 31, 2025 primarily driven by net issuances of unsecured senior debt, partially offset by maturities and paydowns of securitized debt and long term FHLB advances. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”

51	Capital One Financial Corporation (COF)

The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long-term FHLB advances and their respective maturities or redemptions for the three months ended March 31, 2026 and 2025.
Table 29: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in millions)	2026	2025	2026	2025
Securitized debt obligations	—	—	$1,563	$2,626
Senior and subordinated notes	$3,000	$1,750	418	3,447
Long-term FHLB advances	—	—	500	—
Total	$3,000	$1,750	$2,481	$6,073
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2025 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 30 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of March 31, 2026 and December 31, 2025.
Table 30: Senior Unsecured Long-Term Debt Credit Ratings

	March 31, 2026		December 31, 2025
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of April 20, 2026, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook and Standard & Poor’s (“S&P”) has our credit ratings on a positive outlook.

52	Capital One Financial Corporation (COF)

Funding Uses and Commitments
In the normal course of business, we enter into various contractual obligations that may require future cash payments that affect our short-term and long-term liquidity and capital resource needs. Our future contractual cash outflows primarily relate to deposits, borrowings, operating leases and other contractual obligations. Other contractual obligations include lending commitments, leases, purchase obligations and other contractual arrangements. The actual timing and amounts of future cash payments may vary over time due to a number of factors, such as early debt redemptions and changes in deposit balances.
As of March 31, 2026 and December 31, 2025, our total unfunded lending commitments were $746.9 billion and $729.6 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of March 31, 2026 and December 31, 2025, we had $1.4 billion and $1.5 billion in aggregate operating lease obligations, respectively. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in our 2025 Form 10-K.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of March 31, 2026 and December 31, 2025, we had $3.4 billion and $3.8 billion, respectively, in aggregate purchase obligations.
We also enter into various contractual arrangements that may require future cash payments, including short-term obligations such as trade payables, commitments to fund certain equity investments, obligations for pension and post-retirement benefit plans, and representation and warranty reserves. These arrangements are discussed in more detail in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations,” and “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report and “Part II—Item 8. Financial Statements and Supplementary Data—Note 15—Employee Benefit Plans” in our 2025 Form 10-K.

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

53	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of March 31, 2026, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.50% at December 31, 2026 and 2027, respectively.
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
•We incorporate the dynamic nature of deposit repricing, which includes pricing lags and changes in deposit beta and mix as interest rates change, and the prepayment sensitivity of our mortgage securities to the level of interest rates. In our models, deposit betas and mortgage security prepayments vary dynamically based on the level of interest rates and by product type. In the contexts used in this section, “beta” refers to the change in deposit rate paid relative to the change in the federal funds rate.
•In instances where an interest rate scenario would result in a rate less than 0%, we assume a rate of 0% for that scenario. This assumption applies only to jurisdictions that do not have a practice of employing negative policy rates. In jurisdictions that have negative policy rates, we do not floor interest rates at 0%.
At the current level of interest rates, our projected 12-month net interest income is expected to increase in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and other liabilities, net of our interest rate hedges. Our combined 12-month net interest income sensitivity was largely unchanged as compared to December 31, 2025.

54	Capital One Financial Corporation (COF)

Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of March 31, 2026, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 3.75% and 3.50% at December 31, 2026 and 2027, respectively.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the decline in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. Our combined economic value of equity sensitivity modestly increased as compared to December 31, 2025, driven by the increase in long-term interest rates.

55	Capital One Financial Corporation (COF)

Table 31 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of March 31, 2026 and December 31, 2025.
Table 31: Interest Rate Sensitivity Analysis

	March 31, 2026	December 31, 2025
Estimated impact on projected baseline net interest income:
+200 bps	0.8%	1.0%
+100 bps	0.5	0.6
+50 bps	0.3	0.3
–50 bps	(0.2)	(0.3)
–100 bps	(0.5)	(0.7)
–200 bps	(2.0)	(2.7)
Estimated impact on economic value of equity:
+200 bps	(5.5)	(4.5)
+100 bps	(2.5)	(2.0)
+50 bps	(1.2)	(0.9)
–50 bps	1.1	0.7
–100 bps	1.9	1.2
–200 bps	2.7	1.1

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
Limitations of Market Risk Measures
The interest rate risk models that we use in deriving these measures incorporate contractual information, internally developed assumptions and proprietary modeling methodologies, which project borrower and depositor behavior patterns in certain interest rate environments. Other market inputs, such as interest rates, market prices and interest rate volatility, are also critical components of our interest rate risk measures. We regularly evaluate, update and enhance these assumptions, models and analytical tools as we believe appropriate to reflect our best assessment of the market environment and the expected behavior patterns of our existing assets and liabilities.
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

56	Capital One Financial Corporation (COF)

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowing expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowing and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding with interest accrued was 1.5 billion GBP as of both March 31, 2026 and December 31, 2025 and 953 million CAD and 1.1 billion CAD as of March 31, 2026 and December 31, 2025, respectively. Our nominal EUR-denominated borrowing outstanding with interest accrued were 507 million EUR and 505 million EUR as of March 31, 2026 and December 31, 2025, respectively.
Certain non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our primary exposure is to our U.K. and Canadian operations and the gross equity amounts were 2.4 billion GBP and 2.3 billion GBP as of March 31, 2026 and December 31, 2025, respectively, and 2.9 billion CAD and 2.8 billion CAD as of March 31, 2026 and December 31, 2025, respectively. Additionally, we have immaterial foreign translation exposure to a small number of other currencies.
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

57	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
Basel III Finalization Proposals
In March 2026, the Federal Banking Agencies released two notices of proposed rulemakings (collectively, the “Basel III Finalization Proposals”) to revise the Basel III Capital Rules applicable to certain U.S. banking organizations, including the Company and the Bank. The Basel III Finalization Proposals replace a July 2023 proposal to amend the U.S. capital rules, which was rescinded.
The first proposal (the “Standardized Approach Proposal”) would revise the existing standardized approach by enhancing the sensitivity of the standardized risk weights for certain traditional banking activities and recalibrating the standardized risk weights for certain exposures (the “Modified Standardized Approach”). The second proposal (the “Expanded Risk-Based Approach Proposal”) introduces a new framework for calculating risk-weighted assets (the “Expanded Risk-Based Approach”). The Expanded Risk-Based Approach is mandatory for Category I and II banking organizations although any other banking organization could elect to use it. Compared to the Modified Standardized Approach, the Expanded Risk-Based Approach would reflect more granular risk weights for credit exposures and a separate risk-weighted asset for operational risk. In addition, the Expanded Risk-Based Approach Proposal would introduce a new approach for calculating market risk based on both internal models and standardized methodologies that would apply only to Category I and II banking organizations and any banking organizations with aggregate trading assets and trading liabilities of at least (i) $5 billion based on a four-quarter average or (ii) 10% of total assets.
As Category III banking organizations, the Company and the Bank would have the option to calculate their risk-based capital ratios using either the Modified Standardized Approach or the Expanded Risk-Based Approach.
The proposals would also make certain changes to the calculation of regulatory capital. In particular, Category III and IV banking organizations would be required to recognize most elements of AOCI in their regulatory capital, subject to a five-year transition period, regardless of whether they elect to apply the Modified Standardized Approach or the Expanded Risk-Based Approach. In addition, the Standardized Approach Proposal would retain the existing deduction threshold for Category III and IV banking organizations to deduct certain assets, such as certain deferred tax assets, from CET1 capital. However, if such an organization elects to adopt the Expanded Risk-Based Approach, it would instead be subject to the lower, more restrictive deduction thresholds currently applicable only to Category I and II banking organizations. The capital buffer requirements currently applicable to the Company and the Bank would not change under the Basel III Finalization Proposals.
The Basel III Finalization Proposals do not include a proposed effective date. We are in the process of evaluating the Basel III Finalization Proposals and their potential impact on Capital One, if adopted as proposed.
Resolution and Recovery Planning
On March 31, 2026, the OCC issued a final rule rescinding its enforceable recovery planning guidelines. These guidelines required banks with assets of $100 billion or more, including the Bank, to develop recovery plans detailing the actions they would take to remain a going concern when they experience considerable financial or non-financial risks but have not deteriorated to the point that resolution is imminent. The rescission was effective May 1, 2026.
We provide additional information on our Supervision and Regulation in our 2025 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation.”

58	Capital One Financial Corporation (COF)

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

Forward-looking statements often use words such as “will,” “anticipate,” “target,” “expect,” “think,” “estimate,” “intend,” “plan,” “goal,” “believe,” “forecast,” “outlook” or other words of similar meaning. Any forward-looking statements made by us or on our behalf speak only as of the date they are made or as of the date indicated, and we do not undertake any obligation to update forward-looking statements as a result of new information, future events or otherwise. For additional information on factors that could materially influence forward-looking statements included in this Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2025 Form 10-K. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.

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

59	Capital One Financial Corporation (COF)

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

•our assumptions or estimates in our financial statements;

•the soundness of other financial institutions and other third parties, actual or perceived; and

•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

60	Capital One Financial Corporation (COF)

SUPPLEMENTAL TABLE
Reconciliation of Non-GAAP Measures
Table A—Reconciliation of Non-GAAP Measures
The following non-GAAP measures consist of TCE, tangible assets and metrics computed using these amounts, which include tangible book value per common share, return on average tangible assets, return on average TCE and TCE ratio. We consider these metrics to be key financial performance measures that management uses when assessing returns and capital management over time. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with U.S. GAAP. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with U.S. GAAP.

	Three Months Ended March 31,
(Dollars in millions, except as noted)	2026	2025
TCE (Average):
Stockholders’ equity	$114,556	$62,240
Goodwill and other intangible assets(1)	(40,709)	(15,149)
Noncumulative perpetual preferred stock	(5,407)	(4,845)
TCE	$68,440	$42,246
Return on TCE (Average):
Net income (loss) available to common stockholders	$2,081	$1,325
Income (loss) from discontinued operations, net of tax	(7)	—
Net income (loss) available to common stockholders less income (loss) from discontinued operations	2,088	1,325
TCE (Average)	$68,440	$42,246
Return on TCE(2)	12.20%	12.55%
Tangible Assets (Average):
Total assets	$675,999	$491,817
Goodwill and other intangible assets(1)	(40,709)	(15,149)
Tangible assets	635,290	476,668
Return on Tangible Assets (Average):
Net income	2,174	1,404
Income (loss) from discontinued operations, net of tax	(7)	—
Net income (loss) less income (loss) from discontinued operations, net of tax	2,181	1,404
Tangible assets (Average)	$635,290	$476,668
Return on tangible assets(3)	1.37%	1.18%

61	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	March 31, 2026	March 31, 2025	December 31, 2025
TCE (Period-End):
Stockholders’ equity	$112,261	$63,542	$113,616
Goodwill and other intangible assets(1)	(40,489)	(15,139)	(40,876)
Noncumulative perpetual preferred stock	(5,407)	(4,845)	(5,407)
TCE	$66,365	$43,558	$67,333
Tangible Assets (Period-End):
Total assets	$682,905	$493,604	$669,009
Goodwill and other intangible assets(1)	(40,489)	(15,139)	(40,876)
Tangible assets	$642,416	$478,465	$628,133
Tangible Book Value per Common Share:
TCE (Period-end)	$66,365	$43,558	$67,333
Outstanding Common Shares	615.9	383.0	625.1
Tangible book value per common share(4)	$107.76	$113.74	$107.72
TCE Ratio
TCE (Period-end)	$66,365	$43,558	$67,333
Tangible Assets (Period-end)	642,416	478,465	628,133
TCE Ratio(5)	10.3%	9.1%	10.7%
__________
(1)Includes impact of related deferred taxes.
(2)Return on average TCE is a non-GAAP measure calculated based on annualized net income (loss) available to common stockholders less annualized income (loss) from discontinued operations, net of tax, for the period, divided by average TCE.
(3)Return on average tangible assets is a non-GAAP measure calculated based on annualized net income (loss) less annualized income (loss) from discontinued operations, net of tax, for the period divided by average tangible assets for the period.
(4)Tangible book value per common share is a non-GAAP measure calculated based on TCE divided by common shares outstanding.
(5)TCE ratio is a non-GAAP measure calculated based on TCE divided by period-end tangible assets.

62	Capital One Financial Corporation (COF)

Glossary and Acronyms
2022 Call Report: Consolidated Reports of Condition and Income (FFIEC 031) as of December 31, 2022.
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
Annual Report: References to our “2025 Form 10-K” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Basel III Finalization Proposals: Two notices of proposed rulemakings released by the Federal Banking Agencies on March 19, 2026 to revise the Basel III Capital Rules applicable to certain U.S. banking organizations.
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
Derivative: A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, creditworthiness for credit default swaps or financial or commodity indices.
Diners Club: Diners Club International, a global payments network of licensees, which are generally financial institutions, that issue Diners Club branded charge cards and/or provide card acceptance services.

63	Capital One Financial Corporation (COF)

Discontinued operations: The operating results of a component of an entity, as defined by Accounting Standards Codification 205, that are removed from continuing operations when that component has been disposed of or it is management’s intention to sell the component.
Discover: Discover Financial Services, a Delaware corporation.
Discover Network: The network that provides transaction processing and settlement services for credit and debit cards.
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
Financial difficulty modification (“FDM”): An FDM is deemed to occur when a loan modification is made to a borrower experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of these modifications in the current reporting period.
Foreign exchange contracts: Contracts that provide for the future receipt or delivery of foreign currency at previously agreed-upon terms.
Framework: The Capital One enterprise-wide risk management framework.
Global Payment Network: The Discover Network, PULSE Network and Diners Club, collectively.
GSE or Agency: A government-sponsored enterprise or agency is a financial services corporation created by the U.S. Congress. Examples of U.S. government agencies include the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”) and the Federal Home Loan Bank (“FHLB”).
Globally Systematically Important Bank Surcharge (“G-SIB Surcharge”): The capital buffer imposed on U.S. banking organizations designated as global systematically important banks (“G-SIBs”) under the Federal Reserve’s capital framework. The surcharge increases a G-SIB’s minimum Common Equity Tier 1 (CET1) capital requirement based on its systematic risk score, which considers factors such as size, interconnectedness, complexity, cross-jurisdictional activity, and sustainability.
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

64	Capital One Financial Corporation (COF)

Investor Entities: Entities that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities.
LCR Rule: The final rules published by the Basel Committee and as implemented by the Federal Banking Agencies in 2014 for the Basel III Liquidity Coverage Ratio (“LCR”) in the U.S. The LCR is calculated by dividing the amount of an institution’s high-quality, unencumbered liquid assets by its estimated net cash outflow, as defined and calculated in accordance with the LCR Rule.
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
NSFR Rule: The final rules published by the Basel Committee and as issued by the Federal Banking Agencies in October 2020 implementing the Basel III Net Stable Funding Ratio (“NSFR”) in the U.S. The NSFR measures the stability of our funding profile and requires us to maintain minimum amounts of stable funding to support our assets, commitments and derivatives exposures over a one-year period.
Public Fund Deposits: Deposits that are derived from a variety of political subdivisions such as school districts and municipalities.

65	Capital One Financial Corporation (COF)

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
Stress Testing Transparency Proposal: The Federal Reserve’s October 2025 proposal for the Federal Reserve to annually publish comprehensive documentation on the stress test models, invite public comment on any material changes to those models, and annually publish the stress test scenarios for comment.
Subprime: For purposes of lending in our Credit Card business, we generally consider FICO scores of 660 or below, or other equivalent risk scores, to be subprime. For purposes of auto lending in our Consumer Banking business, we generally consider FICO scores of 620 or below to be subprime.
Tangible common equity (“TCE”): A non-GAAP financial measure calculated as common equity less goodwill and other intangible assets, inclusive of any related deferred tax liabilities.
This Report: Quarterly Report on Form 10-Q for the period ended March 31, 2026.
Transaction: On May 18, 2025, we completed the acquisition of Discover in an all-stock transaction as outlined in the Merger Agreement dated February 19, 2024.
Unfunded lending commitments: Legally binding agreements to provide a defined level of financing until a specified future date.
U.S. GAAP: Generally accepted accounting principles in the U.S. Accounting rules and conventions defining acceptable practices in preparing financial statements in the U.S.
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

66	Capital One Financial Corporation (COF)

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
CONA: Capital One, National Association
COPAR: Capital One Prime Auto Receivables Trusts
CVA: Credit valuation adjustment
DCENT: Discover Card Execution Note Trust
DCF: Discounted cash flow
EUR: Euro
Fannie Mae: Federal National Mortgage Association
FCM: Futures commission merchant
FDIC: Federal Deposit Insurance Corporation
FDM: Financial difficulty modification
FFIEC: Federal Financial Institutions Examination Council
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
ICE: Intercontinental Exchange
IRM: Independent Risk Management
LCH: LCH Group

67	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

68	Capital One Financial Corporation (COF)

69	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions, except per share-related data)	2026	2025
Interest income:
Loans, including loans held for sale	$14,735	$10,157
Investment securities	832	770
Other	664	491
Total interest income	16,231	11,418
Interest expense:
Deposits	3,387	2,715
Securitized debt obligations	141	176
Senior and subordinated notes	532	505
Other borrowings	26	9
Total interest expense	4,086	3,405
Net interest income	12,145	8,013
Provision for credit losses	4,068	2,369
Net interest income after provision for credit losses	8,077	5,644
Non-interest income:
Discount and interchange fees, net	1,964	1,223
Service charges and other customer-related fees	809	509
Other	313	255
Total non-interest income	3,086	1,987
Non-interest expense:
Salaries and associate benefits	3,671	2,546
Occupancy and equipment	867	615
Marketing	1,497	1,202
Professional services	585	437
Communications and data processing	496	399
Amortization of intangibles	492	16
Other	856	687
Total non-interest expense	8,464	5,902
Income from continuing operations before income taxes	2,699	1,729
Income tax provision	518	325
Income from continuing operations, net of tax	2,181	1,404
Income (loss) from discontinued operations, net of tax	(7)	0
Net income	2,174	1,404
Dividends and undistributed earnings allocated to participating securities	(20)	(22)
Preferred stock dividends	(73)	(57)
Net income available to common stockholders	$2,081	$1,325
Basic earnings per common share:
Net income from continuing operations	$3.35	$3.46
Net income (loss) from discontinued operations	(0.01)	0.00
Net income per basic common share	$3.34	$3.46
Diluted earnings per common share:
Net income from continuing operations	$3.35	$3.45
Net income (loss) from discontinued operations	(0.01)	0.00
Net income per diluted common share	$3.34	$3.45

See Notes to Consolidated Financial Statements.
70	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net income	$2,174	$1,404
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available for sale	(234)	1,071
Net unrealized gains (losses) on hedging relationships	(167)	670
Foreign currency translation adjustments	(13)	16
Other	3	0
Other comprehensive income (loss), net of tax	(411)	1,757
Comprehensive income	$1,763	$3,161

See Notes to Consolidated Financial Statements.
71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,555	$3,031
Interest-bearing deposits and other short-term investments	71,939	54,403
Total cash and cash equivalents	76,494	57,434
Restricted cash for securitization investors	2,762	4,659
Investment securities:
Investment securities available for sale (amortized cost basis of $97.5 billion and $97.7 billion and allowance for credit losses of $3 million as of both March 31, 2026 and December 31, 2025)	90,620	91,051
Investment securities held to maturity	1,694	0
Total investment securities	92,314	91,051
Loans held for investment:
Unsecuritized loans held for investment	421,360	425,665
Loans held in consolidated trusts	26,394	27,957
Total loans held for investment	447,754	453,622
Allowance for credit losses	(23,630)	(23,409)
Net loans held for investment	424,124	430,213
Loans held for sale ($169 million and $755 million carried at fair value as of March 31, 2026 and December 31, 2025, respectively)	186	760
Premises and equipment, net	5,730	5,602
Interest receivable	3,460	3,492
Goodwill	28,502	28,509
Other intangible assets	16,087	16,578
Other assets	33,246	30,711
Total assets	$682,905	$669,009

Liabilities:
Interest payable	$827	$844
Deposits:
Non-interest-bearing deposits	27,936	27,385
Interest-bearing deposits	461,117	448,386
Total deposits	489,053	475,771
Securitized debt obligations	11,283	12,853
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	626	587
Senior and subordinated notes	38,421	36,001
Other borrowings	1,558	1,559
Total other debt	40,605	38,147
Other liabilities	28,876	27,778
Total liabilities	570,644	555,393
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,980,700 shares issued and outstanding as of both March 31, 2026 and December 31, 2025)	0	0
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 712,695,412 and 708,546,381 shares issued as of March 31, 2026 and December 31, 2025, respectively; 615,856,605 and 625,102,271 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	7	7
Additional paid-in capital, net	64,284	64,031
Retained earnings	66,788	65,192
Accumulated other comprehensive loss	(5,879)	(5,468)
Treasury stock, at cost (par value $0.01 per share; 96,838,807 and 83,444,110 shares as of March 31, 2026 and December 31, 2025, respectively)	(12,939)	(10,146)
Total stockholders’ equity	112,261	113,616
Total liabilities and stockholders’ equity	$682,905	$669,009

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	4,980,700	$0	708,546,381	$7	$64,031	$65,192	$(5,468)	$(10,146)	$113,616
Comprehensive income (loss)						2,174	(411)		1,763
Dividends—common stock(1)			16,317	0	3	(505)			(502)
Dividends—preferred stock						(73)			(73)
Purchases of treasury stock								(2,793)	(2,793)
Issuances of common stock and restricted stock, net of forfeitures			4,117,161	0	119				119
Exercises of stock options			15,553	0	1				1
Compensation expense for restricted stock units					130				130
Balance as of March 31, 2026	4,980,700	$0	712,695,412	$7	$64,284	$66,788	$(5,879)	$(12,939)	$112,261

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income						1,404	1,757		3,161
Dividends—common stock(1)			12,211	0	2	(236)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(375)	(375)
Issuances of common stock and restricted stock, net of forfeitures			3,572,356	0	93				93
Exercises of stock options			14,070	0	1				1
Compensation expense for restricted stock units					169				169
Balance as of March 31, 2025	4,975,000	$0	705,823,311	$7	$36,693	$65,616	$(7,529)	$(31,245)	$63,542
__________
(1)We declared dividends per share on our common stock of $0.80 and $0.60 in the first quarters of 2026 and 2025, respectively.

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Operating activities:
Income from continuing operations, net of tax	$2,181	$1,404
Income (loss) from discontinued operations, net of tax	(7)	0
Net income	2,174	1,404
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	4,068	2,369
Depreciation and amortization, net	1,510	812
Deferred tax provision	244	262
Stock-based compensation expense	131	177
Other, net	6	45
Loans held for sale:
Originations and purchases	(1,056)	(1,208)
Proceeds from sales and paydowns	1,706	724
Changes in operating assets and liabilities:
Changes in interest receivable	32	(67)
Changes in other assets	(2,956)	(9)
Changes in interest payable	(17)	(20)
Changes in other liabilities	181	178
Net cash from operating activities	$6,023	$4,667
Investing activities:
Investment securities available for sale:
Purchases	(5,683)	(2,839)
Proceeds from paydowns and maturities	5,789	3,073
Proceeds from sales	68	0
Investment securities held to maturity:
Purchases	(1,056)	0
Proceeds from paydowns and maturities	3	0
Net changes in loans originated as held for investment	1,699	1,277
Changes in premises and equipment	(553)	(348)
Net cash used in other investing activities	(241)	(318)
Net cash from investing activities	$26	$845

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Financing activities:
Deposits and borrowings:
Changes in deposits	$13,301	$4,678
Issuance of long-term debt	2,988	1,742
Maturities and paydowns of long-term debt	(2,481)	(6,073)
Changes in other borrowings	538	7
Common stock:
Net proceeds from issuances	119	93
Dividends paid	(502)	(234)
Preferred stock:
Dividends paid	(57)	(57)
Purchases of treasury stock	(2,793)	(375)
Proceeds from share-based payment activities	1	1
Net cash from (used in) financing activities	11,114	(218)
Changes in cash, cash equivalents and restricted cash for securitization investors	17,163	5,294
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	62,093	43,671
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$79,256	$48,965

Supplemental cash flow information:
Interest paid	$4,010	$3,211
Income taxes paid	184	3

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

76	Capital One Financial Corporation (COF)

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
As of March 31, 2026, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Note 2—Business Combinations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”

We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the United States (“U.S.”). We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products including personal loans as well as the Discover Network, the PULSE Network and Diners Club (collectively, the “Global Payment Network”).

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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2025 Annual Report on Form 10-K (“2025 Form 10-K”). We have described relevant updates to the significant accounting policies presented in 2025 Form 10-K below. The following policies for investment securities are included as the Company began classifying certain newly acquired debt securities as held-to-maturity during the three months ended March 31, 2026.
Investment Securities
Our investment securities portfolio consists of the following debt securities: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other debt securities. The accounting and measurement framework for our investment securities differs depending on the security classification.
We classify investment securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. Securities that we may sell prior to maturity in response

77	Capital One Financial Corporation (COF)

to changes in our investment strategy, liquidity needs, interest rate risk profile or for other reasons are classified as available for sale. Securities that we have the intent and ability to hold until maturity are classified as held to maturity.
We report investment securities available for sale on our consolidated balance sheets at fair value with unrealized gains or losses recorded, net of tax, as a component of accumulated other comprehensive income (“AOCI”). We report investment securities held to maturity at amortized cost, net of allowance for credit losses. The amortized cost basis of investment securities reflects the amount for which the security was acquired, adjusted for accrued interest, amortization of premiums, discounts, and net deferred fees and costs, any applicable fair value hedge accounting adjustments, collection of cash, and charge-offs. Investment securities transferred into the held to maturity category from the available for sale category are recorded at fair value at the date of transfer. Any unrealized gains or losses at the transfer date are thereafter included in AOCI. Such unrealized gains or losses are amortized over the remaining life of the security and are expected to offset the amortization of the related premium or discount created upon the investment securities transfer into the held to maturity category, with no expected impact on future net income.
Unamortized premiums, discounts and other basis adjustments for investment securities are generally recognized in interest income over the contractual lives of the securities using the interest method. However, premiums on certain callable investment securities are amortized to the earliest call date. We record purchases and sales of investment securities on a trade date basis. Realized gains or losses from the sale of investment securities are computed using the first-in first-out method of identification, and are included in non-interest income in our consolidated statements of income. We elect to present accrued interest for investment securities within interest receivable on our consolidated balance sheets.
An individual available for sale security is impaired when the fair value of the security is less than its amortized cost basis. For impaired securities that we have both the intent and ability to hold, the securities are evaluated to determine if a credit loss exists. The allowance for credit losses on our investment securities is recognized through our provision for credit losses. For investment securities classified as available for sale, this allowance is limited by the unrealized losses of a security measured as the difference between the security’s amortized cost basis and fair value. See further discussion below under the “Allowance for Credit Losses - Investment Securities” section of this Note.
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
Allowance for Credit Losses - Investment Securities
For our investment securities held to maturity and the vast majority of our securities available for sale, we have determined that there is no risk of impairment due to credit factors. These investment securities include high-quality debt instruments that are issued and guaranteed by the United States (“U.S.”) government or issued by GSEs or Agencies, certain foreign sovereign governments or supranational organizations. Accordingly, no allowance for credit losses is recognized for these investment securities. Management performs periodic assessments to reevaluate this conclusion by considering any changes in historical losses, current conditions, and reasonable and supportable forecasts.
For our remaining securities available for sale, we maintain an allowance for credit losses that represents management’s current estimate of expected credit losses over the contractual terms. When an investment security available for sale is impaired due to credit factors, we recognize that impairment through the provision for credit losses in our consolidated statements of income and correspondingly establish an allowance for credit losses on our consolidated balance sheets. Credit losses recognized in the allowance for credit losses are limited to the amount by which the investment security’s amortized cost basis exceeds its fair value. Investment securities in unrealized gain positions do not have any allowance for credit losses as the investment security could be sold at its fair value to prevent realization of any credit losses. We exclude accrued interest from the fair value and amortized cost basis of an investment security for purposes of measuring impairment. Charge-offs of uncollectible amounts of investment securities are deducted from the allowance for credit losses.

78	Capital One Financial Corporation (COF)

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

79	Capital One Financial Corporation (COF)

NOTE 2—BUSINESS COMBINATIONS
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
For the three months ended March 31, 2026, we incurred $415 million of Discover integration expenses. Discover integration expenses are primarily salaries and associate benefits and professional services and are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $1.8 billion of Discover integration expenses as of March 31, 2026.
For additional information on the Transaction, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” in our 2025 Form 10-K.
Brex Acquisition
On April 7, 2026, the Company completed its previously announced acquisition of Brex Inc., a Delaware corporation (“Brex” and such acquisition, the “Brex acquisition”), pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of January 22, 2026 with Brex and certain other parties thereto. Brex offers businesses solutions to issue corporate cards, automate expense management and make secure, real-time payments. The Brex acquisition enhances the Company's offerings in the business payments marketplace. The total consideration paid to Brex shareholders for the acquisition was approximately $4.5 billion and included $2.6 billion of cash consideration and 10.6 million shares of common stock, par value $0.01 per share, of the Company with a fair value of $1.9 billion. The consideration is also subject to customary post-closing adjustments. Due to the timing of the Brex acquisition, the Company is currently undertaking the allocation of purchase consideration, which is expected to be provisionally completed in the second quarter of 2026.

80	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following: U.S. GSE or Agency and non-agency RMBS, agency CMBS, U.S. Treasury securities and other securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of March 31, 2026 and December 31, 2025, respectively.
The table below presents the amortized cost basis, allowance for credit losses, gross unrealized gains and losses and fair value of our investment securities aggregated by major security type as of March 31, 2026 and December 31, 2025. Accrued interest receivable of $306 million and $327 million as of March 31, 2026 and December 31, 2025, respectively, is not included in the table below.
Table 3.1: Investment Securities

	March 31, 2026
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$8,954	$0	$18	$(6)	$8,966
RMBS:
Agency	75,708	0	222	(6,883)	69,047
Non-agency	515	(3)	57	(3)	566
Total RMBS	76,223	(3)	279	(6,886)	69,613
Agency CMBS	7,785	0	30	(344)	7,471
Other securities(1)	4,574	0	3	(7)	4,570
Total investment securities available for sale	$97,536	$(3)	$330	$(7,243)	$90,620
Investment securities held to maturity:
Agency RMBS	$1,299	$0	$1	$(9)	$1,291
U.S. Treasury securities	395	0	—	(2)	393
Total investment securities held to maturity	$1,694	$0	$1	$(11)	$1,684

	December 31, 2025
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,958	$0	$55	$0	$10,013
RMBS:
Agency	75,561	0	322	(6,742)	69,141
Non-agency	525	(3)	67	(2)	587
Total RMBS	76,086	(3)	389	(6,744)	69,728
Agency CMBS	8,201	0	35	(344)	7,892
Other securities(1)	3,411	0	7	0	3,418
Total investment securities available for sale	$97,656	$(3)	$486	$(7,088)	$91,051
__________
(1)Includes $2.4 billion and $1.9 billion of asset-backed securities (“ABS”) as of March 31, 2026 and December 31, 2025, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

81	Capital One Financial Corporation (COF)

Investment Securities Available for Sale in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our investment securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025. The amounts include investment securities available for sale without an allowance for credit losses.
Table 3.2: Investment Securities Available for Sale in a Gross Unrealized Loss Position

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$3,427	$(6)	$0	$0	$3,427	$(6)
RMBS:
Agency	8,104	(89)	43,105	(6,794)	51,209	(6,883)
Non-agency	5	0	6	0	11	0
Total RMBS	8,109	(89)	43,111	(6,794)	51,220	(6,883)
Agency CMBS	725	(5)	4,444	(339)	5,169	(344)
Other securities	2,572	(7)	0	0	2,572	(7)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$14,833	$(107)	$47,555	$(7,133)	$62,388	$(7,240)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$0	$0	$588	$0	$588	$0
RMBS:
Agency	1,063	(4)	46,859	(6,738)	47,922	(6,742)
Non-agency	2	0	4	0	6	0
Total RMBS	1,065	(4)	46,863	(6,738)	47,928	(6,742)
Agency CMBS	698	(2)	4,795	(342)	5,493	(344)
Other securities	425	0	0	0	425	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$2,188	$(6)	$52,246	$(7,080)	$54,434	$(7,086)
__________
(1)    Consists of approximately 2,390 and 2,270 securities in gross unrealized loss positions as of March 31, 2026 and December 31, 2025, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of March 31, 2026, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost basis and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average

82	Capital One Financial Corporation (COF)

yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost basis of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any basis adjustments resulting from discontinued hedge accounting relationships. The effective yield is calculated to the contractural maturity or to the earliest call date for certain callable debt securities.
Table 3.3: Contractual Maturities and Weighted-Average Yields of Investment Securities

	March 31, 2026
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available for sale:
U.S. Treasury securities	$1,241	$2,539	$5,186	$0	$8,966
RMBS(1):
Agency	7	149	1,104	67,787	69,047
Non-agency	0	0	52	514	566
Total RMBS	7	149	1,156	68,301	69,613
Agency CMBS(1)	536	3,020	2,239	1,676	7,471
Other securities	434	4,044	0	92	4,570
Total investment securities available for sale	$2,218	$9,752	$8,581	$70,069	$90,620
Amortized cost basis of investment securities available for sale	$2,221	$9,832	$8,756	$76,727	$97,536
Weighted-average yield for investment securities available for sale	3.36%	3.58%	3.66%	3.54%	3.55%
Amortized cost basis of investment securities held to maturity:
Agency RMBS(1)	0	0	0	1,299	1,299
U.S. Treasury securities	0	0	395	0	395
Total investment securities held to maturity	$0	$0	$395	$1,299	$1,694
Fair value of investment securities held to maturity	$0	$0	$393	$1,291	$1,684
Weighted-average yield for investment securities held to maturity	0.00%	0.00%	4.09%	3.92%	3.96%
__________
(1)As of March 31, 2026, the weighted-average expected maturities of RMBS and Agency CMBS were 7.6 years and 4.5 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three months ended March 31, 2026, total proceeds from the sale of investment securities available for sale were $68 million with immaterial gains. We had no sale of investment securities for the three months ended March 31, 2025.
Securities Pledged and Received
We pledged investment securities with a carrying value totaling $39.4 billion and $39.7 billion as of March 31, 2026 and December 31, 2025, respectively. These securities are primarily pledged to support our advances from the Federal Home Loan Bank (“FHLB”) and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of less than $1 million as of both March 31, 2026 and December 31, 2025, related to our derivative transactions.

83	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $3.0 billion and $3.1 billion as of March 31, 2026 and December 31, 2025, respectively, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of March 31, 2026 and December 31, 2025. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	March 31, 2026
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$244,633	$2,617	$2,021	$4,757	$9,395	$254,028
Personal loans	8,906	68	49	47	164	9,070
International card businesses	7,091	118	84	167	369	7,460
Total credit card	260,630	2,803	2,154	4,971	9,928	270,558
Consumer Banking:
Auto	81,729	2,770	962	239	3,971	85,700
Retail banking	1,153	14	4	2	20	1,173
Total consumer banking	82,882	2,784	966	241	3,991	86,873
Commercial Banking:
Commercial and multifamily real estate	33,604	90	40	75	205	33,809
Commercial and industrial	56,122	20	104	268	392	56,514
Total commercial banking	89,726	110	144	343	597	90,323
Total loans(1)	$433,238	$5,697	$3,264	$5,555	$14,516	$447,754
% of Total loans	96.76%	1.27%	0.73%	1.24%	3.24%	100.00%

84	Capital One Financial Corporation (COF)

	December 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$251,932	$3,015	$2,308	$5,148	$10,471	$262,403
Personal loans	9,325	72	53	49	174	9,499
International card businesses	7,304	117	83	164	364	7,668
Total credit card	268,561	3,204	2,444	5,361	11,009	279,570
Consumer Banking:
Auto	78,758	3,165	1,323	354	4,842	83,600
Retail banking	1,171	12	2	5	19	1,190
Total consumer banking	79,929	3,177	1,325	359	4,861	84,790
Commercial Banking:
Commercial and multifamily real estate	33,501	54	1	62	117	33,618
Commercial and industrial	55,330	57	3	254	314	55,644
Total commercial banking	88,831	111	4	316	431	89,262
Total loans(1)	$437,321	$6,492	$3,773	$6,036	$16,301	$453,622
% of Total loans	96.41%	1.43%	0.83%	1.33%	3.59%	100.00%
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $1.0 billion and $980 million as of March 31, 2026 and December 31, 2025, respectively.

85	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of March 31, 2026 and December 31, 2025. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $4 million and $3 million for the three months ended March 31, 2026 and 2025, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	March 31, 2026			December 31, 2025
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$4,757	N/A	$0	$5,148	N/A	$0
Personal loans	44	$12	0	47	$12	0
International card businesses	161	11	0	157	12	0
Total credit card	4,962	23	0	5,352	24	0
Consumer Banking:
Auto	0	475	0	0	566	0
Retail banking	0	19	9	0	17	4
Total consumer banking	0	494	9	0	583	4
Commercial Banking:
Commercial and multifamily real estate	0	362	174	0	320	191
Commercial and industrial	0	906	527	0	892	527
Total commercial banking	0	1,268	701	0	1,212	718
Total	$4,962	$1,785	$710	$5,352	$1,819	$722
% of Total loans held for investment	1.11%	0.40%	0.16%	1.18%	0.40%	0.16%

86	Capital One Financial Corporation (COF)

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
The tables below present our Credit Card segment by delinquency status as of March 31, 2026 and December 31, 2025.
Table 4.3: Domestic and International Credit Card Delinquency Status

	March 31, 2026			December 31, 2025
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$242,915	$1,718	$244,633	$250,332	$1,600	$251,932
30-59 days	2,529	88	2,617	2,925	90	3,015
60-89 days	1,951	70	2,021	2,233	75	2,308
Greater than 90 days	4,631	126	4,757	5,016	132	5,148
Total domestic credit card	252,026	2,002	254,028	260,506	1,897	262,403

International card businesses:
Current	7,046	45	7,091	7,260	44	7,304
30-59 days	113	5	118	112	5	117
60-89 days	81	3	84	80	3	83
Greater than 90 days	162	5	167	158	6	164
Total international card businesses	$7,402	$58	$7,460	$7,610	$58	$7,668

87	Capital One Financial Corporation (COF)

Table 4.4: Personal Loans Delinquency Status

	March 31, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$921	$3,586	$2,323	$1,334	$532	$210	$8,906	$0	$0	$8,906
30-59 days	1	16	22	18	8	3	68	0	0	68
60-89 days	0	12	16	12	6	3	49	0	0	49
Greater than 90 days	0	9	14	14	7	3	47	0	0	47
Total personal loans	$922	$3,623	$2,375	$1,378	$553	$219	$9,070	$0	$0	$9,070

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$4,050	$2,727	$1,614	$658	$208	$68	$9,325	$0	$0	$9,325
30-59 days	14	22	22	10	3	1	72	0	0	72
60-89 days	8	17	16	8	3	1	53	0	0	53
Greater than 90 days	5	16	17	8	2	1	49	0	0	49
Total personal loans	$4,077	$2,782	$1,669	$684	$216	$71	$9,499	$0	$0	$9,499

88	Capital One Financial Corporation (COF)

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
The table below presents loans held for investment in our Consumer Banking segment loans held for investment by credit quality indicator as of March 31, 2026 and December 31, 2025. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.5: Consumer Banking Portfolio by Vintage Year

	March 31, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$5,371	$16,021	$10,430	$4,551	$3,899	$2,472	$42,744	$0	$0	$42,744
621-660	1,980	6,223	3,630	2,000	1,434	964	16,231	0	0	16,231
620 or below	3,670	11,557	5,416	2,856	1,808	1,418	26,725	0	0	26,725
Total auto	11,021	33,801	19,476	9,407	7,141	4,854	85,700	0	0	85,700

Retail banking—Delinquency status:
Current	47	84	125	67	76	422	821	330	2	1,153
30-59 days	0	0	1	0	0	4	5	9	0	14
60-89 days	0	1	0	1	0	0	2	2	0	4
Greater than 90 days	0	0	0	0	0	1	1	1	0	2
Total retail banking	47	85	126	68	76	427	829	342	2	1,173
Total consumer banking	$11,068	$33,886	$19,602	$9,475	$7,217	$5,281	$86,529	$342	$2	$86,873

89	Capital One Financial Corporation (COF)

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,601	$11,622	$5,209	$4,634	$2,706	$512	$42,284	$0	$0	$42,284
621-660	6,691	4,002	2,258	1,683	988	263	15,885	0	0	15,885
620 or below	12,319	5,947	3,213	2,115	1,290	547	25,431	0	0	25,431
Total auto	36,611	21,571	10,680	8,432	4,984	1,322	83,600	0	0	83,600

Retail banking—Delinquency status:
Current	103	126	69	78	40	411	827	341	3	1,171
30-59 days	1	0	0	0	0	1	2	10	0	12
60-89 days	0	0	0	0	0	1	1	1	0	2
Greater than 90 days	0	0	0	0	0	2	2	3	0	5
Total retail banking	104	126	69	78	40	415	832	355	3	1,190
Total consumer banking	$36,715	$21,697	$10,749	$8,510	$5,024	$1,737	$84,432	$355	$3	$84,790
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto loan credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

90	Capital One Financial Corporation (COF)

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
The following table presents loans held for investment for our Commercial Banking segment by internal risk ratings as of March 31, 2026 and December 31, 2025. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.6: Commercial Banking Portfolio by Internal Risk Ratings

	March 31, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,285	$2,216	$1,360	$1,769	$2,846	$5,236	$14,712	$16,783	$50	$31,545
Criticized performing	0	0	107	145	460	1,068	1,780	32	90	1,902
Criticized nonperforming	0	9	24	0	0	329	362	0	0	362
Total commercial and multifamily real estate	1,285	2,225	1,491	1,914	3,306	6,633	16,854	16,815	140	33,809
Commercial and industrial
Noncriticized	1,864	7,726	4,871	4,575	6,812	9,306	35,154	17,799	47	53,000
Criticized performing	0	43	267	188	519	900	1,917	691	0	2,608
Criticized nonperforming	0	17	67	14	157	416	671	186	49	906
Total commercial and industrial	1,864	7,786	5,205	4,777	7,488	10,622	37,742	18,676	96	56,514
Total commercial banking	$3,149	$10,011	$6,696	$6,691	$10,794	$17,255	$54,596	$35,491	$236	$90,323

91	Capital One Financial Corporation (COF)

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,288	$1,516	$2,034	$3,178	$1,357	$4,573	$14,946	$16,352	$140	$31,438
Criticized performing	0	172	145	428	109	975	1,829	29	2	1,860
Criticized nonperforming	10	17	0	0	76	217	320	0	0	320
Total commercial and multifamily real estate	2,298	1,705	2,179	3,606	1,542	5,765	17,095	16,381	142	33,618
Commercial and industrial
Noncriticized	8,077	5,391	4,623	7,531	3,284	6,667	35,573	16,643	219	52,435
Criticized performing	3	162	185	391	726	309	1,776	541	0	2,317
Criticized nonperforming	12	71	12	158	246	196	695	162	35	892
Total commercial and industrial	8,092	5,624	4,820	8,080	4,256	7,172	38,044	17,346	254	55,644
Total commercial banking	$10,390	$7,329	$6,999	$11,686	$5,798	$12,937	$55,139	$33,727	$396	$89,262
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
For additional information on financial difficulty modifications (“FDMs”), see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.
The following tables present the major modification types, amortized cost basis amounts for each modification type and financial effects for all FDMs undertaken during the three months ended March 31, 2026 and 2025.
Table 4.7: Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2026
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,098	—	$72	$1,170	—	—	—	—	—	—	$1,170
Term extension	—	$11	—	11	$56	$2	$58	$22	$69	$91	160
Principal balance reduction	—	—	—	—	11	—	11	—	—	—	11
Interest rate reduction and term extension	5	20	—	25	565	—	565	—	—	—	590
Other(1)	—	29	—	29	3	1	4	4	228	232	265
Total loans modified	$1,103	$60	$72	$1,235	$635	$3	$638	$26	$297	$323	$2,196
% of total class of receivables	0.43%	0.65%	0.97%	0.46%	0.74%	0.25%	0.73%	0.08%	0.53%	0.36%	0.49%

	Three Months Ended March 31, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$171	N/A	$57	$228	—	—	—	$3	$16	$19	$247
Term extension	—	N/A	—	—	$33	$3	$36	210	201	411	447
Principal balance reduction	—	N/A	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	4	N/A	—	4	269	—	269	—	—	—	273
Other(1)	—	N/A	—	—	1	—	1	32	107	139	140
Total loans modified	$175	N/A	$57	$232	$312	$3	$315	$245	$324	$569	$1,116
% of total class of receivables	0.12%	N/A	0.83%	0.15%	0.40%	0.21%	0.40%	0.77%	0.58%	0.65%	0.35%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as payment delays, increases in committed exposure, forbearances and other types of modifications in Commercial Banking.

93	Capital One Financial Corporation (COF)

Table 4.8: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2026
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.25%	13.94%	23.78%	9.33%	—	—	—
Payment delay duration (in months)	12	30	0	6	5	36	10
Principal balance reduction	$70	—	—	—	—	—	—
Interest and fees forgiven	$64	—	—	—	—	—	—

	Three Months Ended March 31, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	19.38%	N/A	25.30%	9.03%	—	0.85%	0.25%
Payment delay duration (in months)	12	N/A	0	6	5	11	21
Principal balance reduction	—	N/A	—	—	—	—	—

94	Capital One Financial Corporation (COF)

Performance of Financial Difficulty Modifications to Borrowers
We monitor loan performance trends, including FDMs, to assess and manage our exposure to credit risk. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for additional information on how the allowance for modified loans is calculated for each portfolio. FDMs are accumulated and the performance of each loan that received an FDM is reported on a rolling 12-month basis.
The following tables present FDMs over a rolling 12-month period by delinquency status as of March 31, 2026 and 2025. For the 12-month period ended March 31, 2026, the table includes amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.9 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	March 31, 2026
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card(2)	$3,140	$194	$149	$304	$647	$3,787
Personal loans	168	21	11	6	38	206
International card businesses	80	14	13	43	70	150
Total credit card	3,388	229	173	353	755	4,143
Consumer Banking:
Auto	1,214	161	79	24	264	1,478
Retail banking	4	1	1	0	2	6
Total consumer banking	1,218	162	80	24	266	1,484
Commercial Banking:
Commercial and multifamily real estate	144	0	0	0	0	144
Commercial and industrial	692	3	57	72	132	824
Total commercial banking	836	3	57	72	132	968
Total	$5,442	$394	$310	$449	$1,153	$6,595

95	Capital One Financial Corporation (COF)

	March 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$388	$51	$38	$75	$164	$552
Personal loans	N/A	N/A	N/A	N/A	N/A	N/A
International card businesses	71	11	10	35	56	127
Total credit card	459	62	48	110	220	679
Consumer Banking:
Auto	608	89	48	18	155	763
Retail banking	6	0	0	1	1	7
Total consumer banking	614	89	48	19	156	770
Commercial Banking:
Commercial and multifamily real estate	631	0	0	0	0	631
Commercial and industrial	880	20	48	43	111	991
Total commercial banking	1,511	20	48	43	111	1,622
Total	$2,584	$171	$144	$172	$487	$3,071
__________
(1)Commitments to lend additional funds on FDMs totaled $173 million and $225 million as of March 31, 2026 and 2025, respectively.
(2)Includes $315 million of FDMs as of March 31, 2026 that were modified prior to the Closing Date.
Subsequent Defaults of Financial Difficulty Modifications to Borrowers
FDMs may subsequently enter default. A default occurs if a FDM is either 90 days or more delinquent, has been charged off, or has been reclassified from accrual to nonaccrual status. Loans that entered a modification program while in default are not considered to have subsequently defaulted for purposes of this disclosure. The allowance for any FDMs that have subsequently defaulted is measured using the same methodology as the allowance for loans held for investment. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for additional information.
The following table presents FDMs that entered subsequent default for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified or entered subsequent default prior to the Closing Date.

96	Capital One Financial Corporation (COF)

Table 4.10 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended March 31, 2026
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal balance reduction	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$162	$0	$0	$1	$0	$163
Personal loans	0	2	0	3	12	17
International card businesses	24	0	0	0	0	24
Total credit card	186	2	0	4	12	204
Consumer Banking:
Auto	0	3	0	142	0	145
Retail banking	0	0	0	0	1	1
Total consumer banking	0	3	0	142	1	146
Commercial Banking:
Commercial and multifamily real estate	0	0	0	0	0	0
Commercial and industrial	0	0	5	0	0	5
Total commercial banking	0	0	5	0	0	5
Total	$186	$5	$5	$146	$13	$355

	Three Months Ended March 31, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$37	$0	$1	$0	$38
Personal loans	N/A	N/A	N/A	N/A	N/A
International card businesses	21	0	0	0	21
Total credit card	58	0	1	0	59
Consumer Banking:
Auto	0	1	85	0	86
Total consumer banking	0	1	85	0	86
Commercial Banking:
Commercial and multifamily real estate	0	0	0	4	4
Commercial and industrial	0	0	0	0	0
Total commercial banking	0	0	0	4	4
Total	$58	$1	$86	$4	$149

97	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $6.2 billion and $6.6 billion to secure a portion of our FHLB borrowing capacity of $34.5 billion and $34.4 billion as of March 31, 2026 and December 31, 2025, respectively. We also pledged loan collateral of $87.4 billion and $91.6 billion to secure our Federal Reserve Discount Window borrowing capacity of $49.9 billion and $53.3 billion as of March 31, 2026 and December 31, 2025, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three months ended March 31, 2026 and 2025, we converted $407 million and $141 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

98	Capital One Financial Corporation (COF)

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
See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for further discussion of the methodology and policies for determining our allowance for credit losses, as well as information on our reserve for unfunded lending commitments.

99	Capital One Financial Corporation (COF)

Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by segment for the three months ended March 31, 2026 and 2025. Our allowance for credit losses increased by $221 million to $23.6 billion as of March 31, 2026 from December 31, 2025.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended March 31, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2025	$20,066	$1,892	$1,451	$23,409
Charge-offs	(4,641)	(735)	(69)	(5,445)
Recoveries(1)	1,222	371	5	1,598
Net charge-offs	(3,419)	(364)	(64)	(3,847)
Provision for credit losses	3,411	519	147	4,077
Allowance build (release) for credit losses	(8)	155	83	230
Other changes(2)	(9)	0	0	(9)
Balance as of March 31, 2026	20,049	2,047	1,534	23,630
Reserve for unfunded lending commitments:
Balance as of December 31, 2025	0	0	142	142
Provision (benefit) for losses on unfunded lending commitments	0	0	(9)	(9)
Balance as of March 31, 2026	0	0	133	133
Combined allowance and reserve as of March 31, 2026	$20,049	$2,047	$1,667	$23,763

	Three Months Ended March 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs	(2,978)	(676)	(38)	(3,692)
Recoveries(1)	579	363	14	956
Net charge-offs	(2,399)	(313)	(24)	(2,736)
Provision for credit losses	1,926	301	141	2,368
Allowance build (release) for credit losses	(473)	(12)	117	(368)
Other changes(2)	9	0	0	9
Balance as of March 31, 2025	12,510	1,872	1,517	15,899
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	0	0	143	143
Provision (benefit) for losses on unfunded lending commitments	0	0	1	1
Balance as of March 31, 2025	0	0	144	144
Combined allowance and reserve as of March 31, 2025	$12,510	$1,872	$1,661	$16,043
_________
(1)Third-party collection expenses of $244 million and $108 million for the three months ended March 31, 2026 and 2025, respectively, are included in other non-interest expense.
(2)Primarily represents foreign currency translation adjustments.

100	Capital One Financial Corporation (COF)

We charge off loans when we determine that the loan is uncollectible. The amortized cost basis, excluding accrued interest, is charged off as a reduction to the allowance for credit losses in accordance with our accounting policies. For more information, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K.
Expected recoveries of amounts previously charged off or expected to be charged off are recognized within the allowance, with a corresponding reduction to our provision for credit losses.
The table below presents gross charge-offs for loans held for investment by vintage year during the three months ended March 31, 2026.
Table 5.2: Gross Charge-Offs by Vintage Year

	Three Months Ended March 31, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$4,257	$113	$4,370
Personal loans	$0	$24	$41	$35	$15	$6	$121	N/A	N/A	121
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	145	5	150
Total credit card	0	24	41	35	15	6	121	4,402	118	4,641
Consumer Banking
Auto	3	207	197	125	102	77	711	0	0	711
Retail banking	0	0	0	0	0	1	1	23	0	24
Total consumer banking	3	207	197	125	102	78	712	23	0	735
Commercial Banking
Commercial and multifamily real estate	0	0	0	0	0	3	3	0	0	3
Commercial and industrial	0	0	0	0	10	52	62	4	0	66
Total commercial banking	0	0	0	0	10	55	65	4	0	69
Total	$3	$231	$238	$160	$127	$139	$898	$4,429	$118	$5,445

101	Capital One Financial Corporation (COF)

Credit Card Partnership Loss Sharing Arrangements
We have certain credit card partnership agreements that are presented within our consolidated financial statements on a net basis, in which our partner agrees to share a portion of the credit losses on the underlying loan portfolio. The expected reimbursements from these partners are netted against our allowance for credit losses. Our methodology for estimating reimbursements is consistent with the methodology we use to estimate the allowance for credit losses on our credit card loan receivables. These expected reimbursements result in reductions in net charge-offs and the provision for credit losses. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 1—Summary of Significant Accounting Policies” in our 2025 Form 10-K for further discussion of our credit card partnership agreements.
The table below summarizes the changes in the estimated reimbursements from these partners for the three months ended March 31, 2026 and 2025.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Estimated reimbursements from partners, beginning of period	$1,103	$1,010
Amounts due from partners for charged off loans	(173)	(171)
Change in estimated partner reimbursements that decreased provision for credit losses	337	251
Estimated reimbursements from partners, end of period	$1,267	$1,090

102	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of March 31, 2026 and December 31, 2025. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	March 31, 2026
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$25,269	$9,230	$0	$0	$0
Auto loan securitizations	2,937	2,309	0	0	0
Total securitization-related VIEs	28,206	11,539	0	0	0
Other VIEs:(3)
Affordable housing entities	428	134	6,517	2,134	6,517
Entities that provide capital to low-income and rural communities	2,998	10	44	22	44
Other(4)	0	0	1,327	146	1,327
Total other VIEs	3,426	144	7,888	2,302	7,888
Total VIEs	$31,632	$11,683	$7,888	$2,302	$7,888

103	Capital One Financial Corporation (COF)

	December 31, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$28,208	$10,478	$0	$0	$0
Auto loan securitizations	3,451	2,622	0	0	0
Total securitization-related VIEs	31,659	13,100	0	0	0
Other VIEs:(3)
Affordable housing entities	469	167	6,485	2,204	6,485
Entities that provide capital to low-income and rural communities	2,942	10	48	24	48
Other(4)	0	0	1,389	154	1,389
Total other VIEs	3,411	177	7,922	2,382	7,922
Total VIEs	$35,070	$13,277	$7,922	$2,382	$7,922
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $3.1 billion of assets and $1.2 billion of liabilities as of March 31, 2026 and $3.0 billion of assets and $1.2 billion of liabilities as of December 31, 2025.
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
Credit Card and Auto Securitizations
We securitize a portion of our credit card receivables and auto loans, which provides a source of funding for us. These securitizations involve the transfer of assets, including credit card receivables and auto loans, into respective securitization trusts. These trusts then issue debt securities collateralized by the transferred assets to third-party investors. We hold certain retained interests and continue to service the assets in these trusts. We consolidate these trusts because we are deemed to be the primary beneficiary as we have the power to direct the activities that most significantly impact the economic performance of the trusts, and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts.
Our primary credit card securitization platform is the Capital One Multi-asset Execution Trust securitization program. As part of the Transaction in May 2025, we acquired the Discover Card Execution Note Trust (“DCENT”) securitization program. In December 2025, we defeased the outstanding DiscoverSeries Class A Notes issued by DCENT (the “Class A Notes”) as part of the wind-down of that issuance platform. In connection with the defeasance, DCENT’s interest in the underlying credit card receivables collateral was replaced with defeasance collateral consisting of U.S. Treasury bills, cash, or a combination of both in an aggregate amount that is expected to be sufficient to pay the remaining principal of, and interest on, the defeased Class A Notes in accordance with their terms. Consequently, we no longer transfer new credit card receivables into the DCENT securitization trust or issue new debt securities from this program.

104	Capital One Financial Corporation (COF)

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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the three months ended March 31, 2026 and 2025, we recognized amortization of $179 million and $159 million, respectively, and tax credits of $179 million and $153 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $6.2 billion as of both March 31, 2026 and December 31, 2025. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.4 billion and $2.5 billion as of March 31, 2026 and December 31, 2025, respectively, and is largely expected to be paid from 2026 to 2029.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $6.5 billion as of both March 31, 2026 and December 31, 2025. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $17.7 billion and $18.2 billion as of March 31, 2026 and December 31, 2025, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $3.0 billion and $2.9 billion as of March 31, 2026 and December 31, 2025, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

105	Capital One Financial Corporation (COF)

Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $1.3 billion and $1.4 billion as of March 31, 2026 and December 31, 2025, respectively. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $1.1 billion as of March 31, 2026. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $146 million as of March 31, 2026, and is expected to be paid from 2026 to 2034.
In addition, where we have certain lending arrangements in the normal course of business with entities that could be VIEs and act as an investor in RMBS, CMBS and ABS which are issued from securitization trusts, we have excluded these VIEs from the tables presented in this note. See “Note 3—Investment Securities” and “Note 4—Loans” for additional information regarding our investment securities portfolio and lending arrangements in the normal course of business.

106	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of March 31, 2026 and December 31, 2025. Goodwill and other intangible assets are presented separately, while MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	March 31, 2026
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,502	N/A	$28,502
Other intangible assets (definite lived):
Purchased credit card relationships	10,469	$(1,683)	8,786
Network and financial partner relationships	1,500	(117)	1,383
Core deposit	1,100	(172)	928
Other(1)	115	(103)	12
Total other intangible assets (definite lived):	13,184	(2,075)	11,109
Other intangible assets (indefinite lived):
Discover Network	2,700	N/A	2,700
Brand / Trade names	2,270	N/A	2,270
Other(2)	8	N/A	8
Total other intangible assets (indefinite lived):	4,978	N/A	4,978
Total other intangible assets	18,162	(2,075)	16,087
Total goodwill and other intangible assets	$46,664	$(2,075)	$44,589
Commercial MSRs	$653	$(352)	$301

	December 31, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,509	N/A	$28,509
Other intangible assets (definite lived):
Purchased credit card relationships	10,469	$(1,274)	9,195
Network and financial partner relationships	1,500	(84)	1,416
Core deposit	1,100	(125)	975
Other(1)	121	(107)	14
Total other intangible assets (definite lived)	13,190	(1,590)	11,600
Other intangible assets (indefinite lived):
Discover Network	2,700	N/A	2,700
Brand / Trade names	2,270	N/A	2,270
Other(2)	8	N/A	8
Total other intangible assets (indefinite lived)	4,978	N/A	4,978
Total other intangible assets	18,168	(1,590)	16,578
Total goodwill and other intangible assets	$46,677	$(1,590)	$45,087
Commercial MSRs	$646	$(343)	$303
__________
(1)Primarily consists of intangibles for customer, sponsor and merchant relationships.
(2)Consists of license and domain names.

107	Capital One Financial Corporation (COF)

Amortization expense for intangible assets, which is presented separately in our consolidated statements of income, totaled $492 million for the three months ended March 31, 2026. The following table summarizes the estimated future amortization expense for intangible assets as of March 31, 2026 for the next five fiscal years and thereafter:
Table 7.2: Amortization Expense

(Dollars in millions)	Amortization Expense
Estimated future amounts for the period between April 1, 2026 and December 31, 2026	$1,472
Estimated future amounts for the year ending December 31,
2027	1,778
2028	1,595
2029	1,412
2030	1,229
2031	1,047
Thereafter	2,576
Total estimated future amounts	$11,109
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for March 31, 2026 and December 31, 2025.
Table 7.3: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2025	$11,915	$11,540	$5,054	$28,509
Other adjustments(1)	(7)	0	0	(7)
Balance as of March 31, 2026	$11,908	$11,540	$5,054	$28,502
__________
(1)Represents foreign currency translation adjustments.

108	Capital One Financial Corporation (COF)

NOTE 8—DEPOSITS AND BORROWINGS
Our deposits, which include checking accounts, money market deposits, negotiable order of withdrawals, savings deposits, time deposits, and sweep accounts, represent our largest source of funding for our assets and operations. We also use a variety of other funding sources including short-term borrowings, senior and subordinated notes, securitized debt obligations and other borrowings. Securitized debt obligations are presented separately on our consolidated balance sheets, as they represent obligations of consolidated securitization trusts. Federal funds purchased and securities loaned or sold under agreements to repurchase, senior and subordinated notes and other borrowings, including FHLB advances, are included in other debt on our consolidated balance sheets.
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of March 31, 2026 and December 31, 2025. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	March 31, 2026	December 31, 2025
Deposits:
Non-interest-bearing deposits	$27,936	$27,385
Interest-bearing deposits(1)	461,117	448,386
Total deposits	$489,053	$475,771
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$626	$587
Short-term FHLB advances	1,000	500
Total short-term borrowings	$1,626	$1,087

	March 31, 2026				December 31, 2025
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2026-2035	1.03% - 5.82%	3.51%	$11,283	$12,853
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2026-2037	1.65 - 7.96	5.06	33,767	31,335
Fixed unsecured subordinated debt	2026-2036	2.36 - 6.18	4.59	4,654	4,666
Total senior and subordinated notes				38,421	36,001
Other long-term borrowings
FHLB advances	2030	4.77 - 4.82	4.82	536	1,037
Finance lease liabilities	2026-2030	3.74 - 9.91	5.58	22	22
Total other long-term borrowings				$558	$1,059
Total long-term debt				$50,262	$49,913
Total short-term borrowings and long-term debt				$51,888	$51,000
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of March 31, 2026, the total time deposit amount with some portion in excess of the insured amount was $17.7 billion and the portion of total time deposits estimated to be uninsured was $13.4 billion. As of December 31, 2025, the total time deposit amount with some portion in excess of the insured amount was $17.4 billion and the portion of total time deposits estimated to be uninsured was $12.9 billion.
(2)Includes $532 million and $544 million of Euro (“EUR”)-denominated unsecured notes as of March 31, 2026 and December 31, 2025, respectively.

109	Capital One Financial Corporation (COF)

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Use of Derivatives and Accounting for Derivatives
We regularly enter into derivative transactions to support our overall risk management activities. Our primary market risks stem from the impact on our earnings and economic value of equity due to changes in interest rates and, to a lesser extent, changes in foreign exchange rates. We manage our interest rate sensitivity by employing several techniques, which include changing the duration and repricing characteristics of various assets and liabilities by using interest rate derivatives. We also use foreign currency derivatives to limit our earnings and capital exposures to foreign exchange risk by hedging certain exposures denominated in foreign currencies. We use derivative instruments such as interest rate and foreign currency swaps, options, futures and forward contracts to manage our interest rate and foreign exchange risks. We designate these risk management derivatives as either qualifying accounting hedges or free-standing derivatives. Qualifying accounting hedges are further designated as fair value hedges, cash flow hedges or net investment hedges. Free-standing derivatives are economic hedges that do not qualify for hedge accounting.
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
The amount of collateral exchanged for variation margin is dependent upon the fair value of the derivative instruments as well as the fair value of the pledged collateral and will vary over time as market variables change. The amount of the initial margin exchanged is dependent upon (1) the calculation of initial margin exposure, as prescribed by (a) the U.S. prudential regulators’ margin rules for uncleared derivatives or (b) the CCPs for cleared derivatives and (2) the fair value of the pledged collateral; it will vary over time as market variables change. When valuing collateral, an estimate of the variation in price and liquidity over time is subtracted in the form of a “haircut” to discount the value of the collateral pledged. Our exposure to derivative counterparty credit risk, at any point in time, is equal to the amount reported as a derivative asset on our consolidated balance sheets. The fair value of our derivatives is adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated collateral received or pledged. See Table 9.3 for our net exposure associated with derivatives.
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

111	Capital One Financial Corporation (COF)

Credit Risk Valuation Adjustments
We record counterparty credit valuation adjustments (“CVAs”) on our derivative assets to reflect the credit quality of our counterparties. We consider collateral and legally enforceable master netting agreements that mitigate our credit exposure to each counterparty in determining CVAs, which may be adjusted due to changes in the fair values of the derivative contracts, collateral, and creditworthiness of the counterparty. We also record debit valuation adjustments to adjust the fair values of our derivative liabilities to reflect the impact of our own credit quality.
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of March 31, 2026 and December 31, 2025, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	March 31, 2026			December 31, 2025
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$62,068	$30	$8	$60,580	$13	$52
Cash flow hedges	126,300	181	19	131,250	145	86
Total interest rate contracts	188,368	211	27	191,830	158	138
Foreign exchange contracts:
Fair value hedges	578	0	31	587	0	22
Cash flow hedges	2,643	45	0	2,737	0	35
Net investment hedges	5,418	43	32	5,526	18	82
Total foreign exchange contracts	8,639	88	63	8,850	18	139
Total derivatives designated as accounting hedges	197,007	299	90	200,680	176	277
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	140,703	573	622	132,966	672	678
Commodity contracts	48,335	2,398	2,147	40,298	1,231	1,096
Foreign exchange and other contracts	5,893	66	53	6,390	57	56
Total customer accommodation	194,931	3,037	2,822	179,654	1,960	1,830
Other interest rate exposures(2)	1,543	18	10	1,909	17	11
Other contracts	3,231	58	3	3,467	48	11
Total derivatives not designated as accounting hedges	199,705	3,113	2,835	185,030	2,025	1,852
Total derivatives	$396,712	$3,412	$2,925	$385,710	$2,201	$2,129
Less: netting adjustment(3)		(520)	(338)		(408)	(501)
Total derivative assets/liabilities		$2,892	$2,587		$1,793	$1,628
    __________
(1)Does not reflect $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both March 31, 2026 and December 31, 2025. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

112	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of March 31, 2026 and December 31, 2025.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	March 31, 2026			December 31, 2025
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$10,068	$19	$42	$9,424	$79	$44
Interest-bearing deposits	(6,633)	37	0	(6,702)	17	0
Securitized debt obligations	(8,979)	149	0	(10,236)	136	0
Senior and subordinated notes	(36,438)	479	(92)	(34,599)	335	(115)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.6 billion and $3.7 billion as of March 31, 2026 and December 31, 2025, respectively. The amount of the designated hedged items was $2.5 billion as of both March 31, 2026 and December 31, 2025. The cumulative basis adjustments associated with these hedges was $10 million and $29 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Carrying amount represents amortized cost basis.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of March 31, 2026 and December 31, 2025. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

113	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of March 31, 2026
Derivative assets(1)	$3,412	$(284)	$(236)	$2,892	$0	$2,892
As of December 31, 2025
Derivative assets(1)	2,201	(302)	(106)	1,793	0	1,793

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of March 31, 2026
Derivative liabilities(1)	$2,925	$(284)	$(54)	$2,587	$0	$2,587
Repurchase agreements(2)	626	0	0	626	(626)	0
As of December 31, 2025
Derivative liabilities(1)	2,129	(302)	(199)	1,628	0	1,628
Repurchase agreements(2)	587	0	0	587	(587)	0
__________
(1)We received cash collateral from derivative counterparties totaling $364 million and $144 million as of March 31, 2026 and December 31, 2025, respectively. We posted $2.4 billion and $1.8 billion of cash collateral as of March 31, 2026 and December 31, 2025, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $639 million and $599 million as of March 31, 2026 and December 31, 2025, respectively, primarily consisting of agency RMBS securities.

114	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three months ended March 31, 2026 and 2025.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended March 31, 2026
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$832	$14,735	$664	$(3,387)	$(141)	$(532)	$313
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$4	$0	$0	$(9)	$(21)	$(71)	$0
Gains (losses) recognized on derivatives	57	0	0	(19)	(13)	(121)	(10)
Gains (losses) recognized on hedged items(1)	(60)	0	0	19	13	144	10
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$1	$0	$0	$(9)	$(21)	$(48)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$(177)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$(177)	$3	$0	$0	$0	$0

115	Capital One Financial Corporation (COF)

	Three Months Ended March 31, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$770	$10,157	$491	$(2,715)	$(176)	$(505)	$255
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$32	$0	$0	$(35)	$(49)	$(148)	$0
Gains (losses) recognized on derivatives	(98)	0	0	75	73	475	23
Gains (losses) recognized on hedged items(1)	80	0	0	(75)	(74)	(447)	(23)
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$14	$0	$0	$(35)	$(50)	$(120)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$1	$(241)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	2	0	0	0	(1)
Net income (expense) recognized on cash flow hedges	$1	$(241)	$2	$0	$0	$0	$(1)
__________
(1)Includes amortization benefit of $20 million and $10 million for the three months ended March 31, 2026 and 2025, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $76 million for the three months ended March 31, 2026 and a loss of $126 million for the three months ended March 31, 2025 on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $446 million recorded in AOCI as of March 31, 2026 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.0 years as of March 31, 2026. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

116	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three months ended March 31, 2026 and 2025. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$15	$6
Commodity contracts	11	7
Foreign exchange and other contracts	4	4
Total customer accommodation	30	17
Other interest rate exposures	22	40
Other contracts	(1)	(1)
Total	$51	$56

117	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits to our 2025 Form 10-K. The following table summarizes our preferred stock outstanding as of March 31, 2026 and December 31, 2025.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of March 31, 2026	Carrying Value (in millions)
Series	Description	Issuance Date						March 31, 2026	December 31, 2025
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800%	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625%	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375%	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	100,000	5,700	562	562
Total								$5,407	$5,407
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
The following table presents the changes in AOCI by component for the three months ended March 31, 2026 and 2025.
Table 10.2: AOCI

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2025	$(5,011)	$(541)	$81	$3	$(5,468)
Other comprehensive income (loss) before reclassifications	(234)	(242)	(13)	3	(486)
Amounts reclassified from AOCI into earnings	0	75	0	0	75
Other comprehensive income (loss), net of tax	(234)	(167)	(13)	3	(411)
AOCI as of March 31, 2026	$(5,245)	$(708)	$68	$6	$(5,879)

(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	1,071	394	16	0	1,481
Amounts reclassified from AOCI into earnings	0	276	0	0	276
Other comprehensive income (loss), net of tax	1,071	670	16	0	1,757
AOCI as of March 31, 2025	$(6,473)	$(1,050)	$19	$(25)	$(7,529)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $74 million and losses of $69 million for the three months ended March 31, 2026 and 2025, respectively, from hedging instruments designated as net investment hedges.

119	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three months ended March 31, 2026 and 2025.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended March 31,
AOCI Components	Affected Income Statement Line Item	2026	2025
Securities available for sale:
	Non-interest income (expense)	$0	$0
	Income tax provision (benefit)	0	0
	Net income (loss)	0	0
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(179)	(240)
Foreign exchange contracts:	Interest income	3	2
	Interest income (expense)	0	0
	Non-interest income (expense)	76	(127)
	Income (loss) from continuing operations before income taxes	(100)	(365)
	Income tax provision (benefit)	(25)	(89)
	Net income (loss)	(75)	(276)
Other:
	Non-interest income and non-interest expense	0	0
	Income tax provision (benefit)	0	0
	Net income (loss)	0	0
Total reclassifications		$(75)	$(276)
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three months ended March 31, 2026 and 2025.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2026			2025
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(311)	$(77)	$(234)	$1,416	$345	$1,071
Net unrealized gains (losses) on hedging relationships	(222)	(55)	(167)	886	216	670
Foreign currency translation adjustments(1)	11	24	(13)	(5)	(21)	16
Other	3	0	3	0	0	0
Other comprehensive income (loss)	$(519)	$(108)	$(411)	$2,297	$540	$1,757
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

120	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2026	2025
Income from continuing operations, net of tax	$2,181	$1,404
Income (loss) from discontinued operations, net of tax	(7)	0
Net income	2,174	1,404
Dividends and undistributed earnings allocated to participating securities	(20)	(22)
Preferred stock dividends	(73)	(57)
Discount on redeemed preferred stock	0	0
Net income available to common stockholders	$2,081	$1,325

Total weighted-average basic common shares outstanding	622.5	383.1
Effect of dilutive securities:(1)
Stock options	0.0	0.2
Other contingently issuable shares	0.9	0.7
Total effect of dilutive securities	0.9	0.9
Total weighted-average diluted common shares outstanding	623.4	384.0
Basic earnings per common share:
Net income from continuing operations	$3.35	$3.46
Net income from discontinued operations	(0.01)	0.00
Net income per basic common share	$3.34	$3.46
Diluted earnings per common share:(1)
Net income from continuing operations	$3.35	$3.45
Net income from discontinued operations	(0.01)	0.00
Net income per diluted common share	$3.34	$3.45
__________
(1)There were no options or awards excluded from the computation for both the three months ended March 31, 2026 and March 31, 2025.

,,

121	Capital One Financial Corporation (COF)

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
The determination and classification of financial instruments in the fair value hierarchy is performed at the end of each reporting period. For additional information on the valuation techniques used in estimating the fair value of our financial assets and liabilities on a recurring basis, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 17—Fair Value Measurement” in our 2025 Form 10-K.

122	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities of continuing operations measured on our consolidated balance sheets at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2026
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. Treasury securities	$8,966	$0	$0	$0	$8,966
RMBS	0	69,459	154	0	69,613
CMBS	0	7,341	130	0	7,471
Other securities	156	4,414	0	0	4,570
Total investment securities available for sale	9,122	81,214	284	0	90,620
Loans held for sale	0	169	0	0	169
Other assets:
Derivative assets(2)	1,484	1,507	421	(520)	2,892
Other(3)	852	0	27	0	879
Total assets	$11,458	$82,890	$732	$(520)	$94,560
Liabilities:
Other liabilities:
Derivative liabilities(2)	$1,459	$1,133	$333	$(338)	$2,587
Total liabilities	$1,459	$1,133	$333	$(338)	$2,587

	December 31, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. Treasury securities	$10,013	$0	$0	$0	$10,013
RMBS	0	69,602	126	0	69,728
CMBS	0	7,870	22	0	7,892
Other securities	134	3,284	0	0	3,418
Total investment securities available for sale	10,147	80,756	148	0	91,051
Loans held for sale	0	755	0	0	755
Other assets:
Derivative assets(2)	918	839	444	(408)	1,793
Other(3)	837	0	28	0	865
Total assets	$11,902	$82,350	$620	$(408)	$94,464
Liabilities:
Other liabilities:
Derivative liabilities(2)	$500	$1,295	$334	$(501)	$1,628
Total liabilities	$500	$1,295	$334	$(501)	$1,628
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of both March 31, 2026 and December 31, 2025. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

123	Capital One Financial Corporation (COF)

(3)As of March 31, 2026 and December 31, 2025, other includes retained interests in securitizations of $27 million and $28 million, deferred compensation plan assets of $850 million and $835 million, equity securities of $2 million (including unrealized gains of $1 million) and $2 million (including unrealized gains of $2 million), respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2026
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2026(1)
(Dollars in millions)	Balance, January 1, 2026	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2026
Investment securities available for sale:(2)
RMBS	$126	$2	$(2)	$0	$0	$0	$(4)	$36	$(4)	$154	$2
CMBS	22	0	0	0	0	0	0	129	(21)	130	0
Total investment securities available for sale	148	2	(2)	0	0	0	(4)	165	(25)	284	2
Other assets:
Retained interests in securitizations	28	(1)	0	0	0	0	0	0	0	27	(1)
Net derivative assets (liabilities)(3)	110	(16)	0	0	0	(8)	1	1	0	88	(29)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended March 31, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of March 31, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, March 31, 2025
Investment securities available for sale:(2)
RMBS	$116	$2	$3	$0	$0	$0	$(3)	$25	$0	$143	$2
CMBS	2	0	0	0	0	0	0	0	0	2	0
Total investment securities available for sale	118	2	3	0	0	0	(3)	25	0	145	2
Other assets:
Retained interests in securitizations	34	(2)	0	0	0	0	0	0	0	32	(2)
Net derivative assets (liabilities)(3)	69	13	0	0	0	14	(7)	0	0	89	11

124	Capital One Financial Corporation (COF)

__________
(1)Realized gains (losses) on investment securities available for sale are included in net securities gains (losses) and retained interests in securitizations are reported as a component of non-interest income in our consolidated statements of income. Gains (losses) on derivatives are included as a component of net interest income or non-interest income in our consolidated statements of income.
(2)Net unrealized losses included in OCI related to Level 3 investment securities available for sale still held were $4 million for March 31, 2026 and net unrealized gains included in OCI related to Level 3 securities available for sale still held were $4 million as of March 31, 2025.
(3)Includes derivative assets and liabilities of $421 million and $333 million, respectively, as of March 31, 2026, and $570 million and $481 million, respectively, as of March 31, 2025.
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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at March 31, 2026	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Investment securities available for sale:
RMBS	$154	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 55%
CMBS	130	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	27	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-64 9% 5-12% Less than 1% 65%	N/A
Net derivative assets (liabilities)	88	Discounted cash flows	Swap rates	4%	4%

125	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Investment securities available for sale:
RMBS	$126	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 55%
CMBS	22	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitizations(2)	28	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-64 8% 5-12% 1% 49%	N/A
Net derivative assets (liabilities)	110	Discounted cash flows	Swap rates	3-4%	3%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of March 31, 2026 and December 31, 2025, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	March 31, 2026			December 31, 2025
	Estimated Fair Value Hierarchy		Total	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3		Level 2	Level 3
Loans held for investment	$0	$267	$267	$0	$662	$662
Loans held for sale	0	0	0	5	0	5
Other assets(1)	0	87	87	0	131	131
Total	$0	$354	$354	$5	$793	$798
__________
(1)As of March 31, 2026, other assets included investments accounted for under measurement alternative of $11 million and repossessed assets of $76 million. As of December 31, 2025, other assets included investments accounted for under measurement alternative of $44 million and repossessed assets of $82 million and long-lived assets held for sale and right-of-use assets totaling $5 million.

126	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 63%, with a weighted average of 40%, and from 0% to 62%, with a weighted average of 22%, as of March 31, 2026 and December 31, 2025, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2026 and 2025.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Loans held for investment	$(224)	$(123)
Loans held for sale	0	6
Other assets(1)	(109)	(67)
Total	$(333)	$(184)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets and equity investments accounted for under the measurement alternative.

127	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Table 12.6: Fair Value of Financial Instruments

	March 31, 2026
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$76,494	$76,494	$4,555	$71,939	$0
Restricted cash for securitization investors	2,762	2,762	2,762	0	0
Investment securities held to maturity	1,694	1,684	393	1,291	0
Net loans held for investment	424,124	434,534	0	0	434,534
Loans held for sale	17	17	0	17	0
Interest receivable	3,460	3,460	0	3,460	0
Other investments(1)	2,664	2,664	0	2,664	0
Financial liabilities:
Deposits with defined maturities	105,312	105,435	0	105,435	0
Securitized debt obligations	11,283	11,357	0	11,357	0
Senior and subordinated notes	38,421	39,190	0	39,190	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	626	626	0	626	0
Other borrowings(2)	1,536	1,523	0	1,523	0
Interest payable	827	827	0	827	0

	December 31, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,434	$57,434	$3,031	$54,403	$0
Restricted cash for securitization investors	4,659	4,659	4,659	0	0
Net loans held for investment	430,213	438,783	0	0	438,783
Loans held for sale	5	5	0	5	0
Interest receivable	3,492	3,492	0	3,492	0
Other investments(1)	2,683	2,683	0	2,683	0
Financial liabilities:
Deposits with defined maturities	105,010	105,309	0	105,309	0
Securitized debt obligations	12,853	12,955	0	12,955	0
Senior and subordinated notes	36,001	37,243	0	37,243	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	587	587	0	587	0
Other borrowings(2)	1,537	1,524	0	1,524	0
Interest payable	844	844	0	844	0
__________
(1)Other investments include FHLB and Federal Reserve Bank stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

128	Capital One Financial Corporation (COF)

NOTE 13—BUSINESS SEGMENTS AND REVENUE FROM CONTRACTS WITH CUSTOMERS
Our principal operations are organized into three major business segments, which are defined primarily based on the products and services provided or the types of customers served: Credit Card, Consumer Banking and Commercial Banking. The operations of acquired businesses have been integrated into or managed as a part of our existing business segments. Certain activities that are not part of a business segment are included in the Other category, such as the management of our corporate investment portfolio and asset/liability positions performed by our centralized Corporate Treasury group and any residual tax expense or benefit beyond what is assessed to our business segments in order to arrive at the consolidated effective tax rate. The Other category also includes unallocated corporate expenses that do not directly support the operations of the business segments or for which the business segments are not considered financially accountable in evaluating their performance, such as certain restructuring charges and Discover integration expenses.
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $1.5 billion and $1.2 billion for the three months ended March 31, 2026 and 2025, respectively. Credit Card marketing expense was $1.3 billion and $1.0 billion for the three months ended March 31, 2026 and 2025, respectively. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business. The allocation is unique to each business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the businesses. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2025 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business

129	Capital One Financial Corporation (COF)

segment results for the three months ended March 31, 2026 and 2025, selected balance sheet data as of March 31, 2026 and 2025, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation

	Three Months Ended March 31, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income	$9,236	$2,229	$581	$99	$12,145
Non-interest income (loss)	2,153	683	328	(78)	3,086
Total net revenue(2)	11,389	2,912	909	21	15,231
Provision for credit losses	3,411	519	138	0	4,068
Non-interest expense	5,501	1,998	498	467	8,464
Income (loss) from continuing operations before income taxes	2,477	395	273	(446)	2,699
Income tax provision (benefit)	608	97	67	(254)	518
Income (loss) from continuing operations, net of tax	$1,869	$298	$206	$(192)	$2,181
Loans held for investment	$270,558	$86,873	$90,323	$0	$447,754
Deposits	0	438,034	31,007	20,012	489,053

	Three Months Ended March 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Net interest income (loss)	$5,654	$1,943	$572	$(156)	$8,013
Non-interest income (loss)	1,511	183	312	(19)	1,987
Total net revenue (loss)(2)	7,165	2,126	884	(175)	10,000
Provision (benefit) for credit losses	1,926	301	142	0	2,369
Non-interest expense	3,638	1,581	486	197	5,902
Income (loss) from continuing operations before income taxes	1,601	244	256	(372)	1,729
Income tax provision (benefit)	382	58	61	(176)	325
Income (loss) from continuing operations, net of tax	$1,219	$186	$195	$(196)	$1,404
Loans held for investment	$157,189	$78,896	$87,513	$0	$323,598
Deposits	0	324,920	29,984	12,560	367,464
_________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(2)Total net revenue was reduced by $980 million and $705 million in the first quarters of 2026 and 2025, respectively, for credit card finance charges and fees charged off as uncollectible.

130	Capital One Financial Corporation (COF)

Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of discount and interchange fees net of customer reward expenses, service charges and other customer-related fees and other contract revenue. Discount and interchange fees are primarily from our Credit Card business and Consumer Banking business, inclusive of the Global Payment Network. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned on transaction processing services on the PULSE Network, consumer deposit accounts for account maintenance and various transaction-based services such as automated teller machine (“ATM”) usage, as well as various participation and membership fees.
Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on capital markets services and treasury management. Other contract revenue in our Credit Card business consists primarily of revenue from our merchant relationships. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three months ended March 31, 2026 and 2025.
Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results

	Three Months Ended March 31, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$1,469	$475	$20	$0	$1,964
Service charges and other customer-related fees	22	149	76	2	249
Other	136	58	2	1	197
Total contract revenue	1,627	682	98	3	2,410
Revenue (reduction) from other sources	526	1	230	(81)	676
Total non-interest income (loss)	$2,153	$683	$328	$(78)	$3,086

	Three Months Ended March 31, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(1)	Other(1)	Consolidated Total
Contract revenue:
Interchange fees, net(2)	$1,085	$115	$23	$0	$1,223
Service charges and other customer-related fees	0	20	85	0	105
Other	111	49	1	0	161
Total contract revenue	1,196	184	109	0	1,489
Revenue (reduction) from other sources	315	(1)	203	(19)	498
Total non-interest income (loss)	$1,511	$183	$312	$(19)	$1,987
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(2)Discount and interchange fees are presented net of customer reward expenses.

131	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of March 31, 2026 and December 31, 2025. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Credit card lines	$695,043	$678,375	N/A	N/A
Other loan commitments(1)	50,307	49,555	$75	$82
Standby letters of credit and commercial letters of credit(2)	1,590	1,672	32	32
Total unfunded lending commitments	$746,940	$729,602	$107	$114
__________
(1)Includes $8.8 billion and $7.8 billion of advised lines of credit as of March 31, 2026 and December 31, 2025.
(2)These financial guarantees have expiration dates that range from 2026 to 2030 as of March 31, 2026.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $132 million and $150 million as of March 31, 2026 and December 31, 2025, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

132	Capital One Financial Corporation (COF)

Global Payment Network Counterparty Settlement Obligations
The Company has entered into contractual relationships with certain international merchants, international ATM acquirers and international payment networks pursuant to which they have exposure arising from failures of third parties to perform their financial payment or settlement obligations.
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its financial payment or settlement obligations and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has certain contractual remedies to offset these counterparty settlement exposures. Losses related to counterparty settlement failures were not material for the three months ended March 31, 2026. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of March 31, 2026.
Discover Network Merchant Chargeback Obligations
The Company operates the Discover Network, issues payment cards and permits third parties to issue payment cards. The Company is contingently liable for certain transactions processed on the Discover Network in the event of a dispute between the cardholder and a merchant. The contingent liability arises if the disputed transaction involves a merchant or merchant acquirer with whom the Discover Network has a direct relationship. If a dispute is resolved in the cardholder’s favor, the Discover Network will credit or refund the disputed amount to the Discover Network card issuer, who in turn is responsible for crediting its cardholder’s account. The Discover Network will then charge back the disputed amount of the payment card transaction to the merchant or merchant acquirer, where permitted by the applicable agreement, to seek recovery of amounts already paid to the merchant for the payment card transaction. If the Discover Network is unable to collect the amount subject to dispute from the merchant or merchant acquirer, the Discover Network will bear the loss for the amount credited or refunded to the cardholder.
The maximum potential amount of obligations of the Discover Network arising from such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. Losses related to merchant chargebacks were not material for the three months ended March 31, 2026. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of March 31, 2026.
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
Litigation
In accordance with the current accounting standards for loss contingencies, we establish reserves for legal and regulatory related matters that arise from the ordinary course of our business activities when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. Except as discussed below, litigation and regulatory matters were not considered to be material. Litigation claims and proceedings of all types are subject to

133	Capital One Financial Corporation (COF)

many uncertain factors that generally cannot be predicted with assurance.
We are defendants or respondents in a number of evolving legal and regulatory matters. For certain matters, we are able to estimate reasonably possible losses above existing reserves, and for other matters, such an estimate is not possible at this time. Management estimates that reasonably possible future losses above our reserves for legal and regulatory matters as of March 31, 2026 are up to approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Discover was also named as a defendant in a putative class action on behalf of shareholders alleging securities and other claims based on the Card Product Misclassification, among other subjects. On March 31, 2025, the court dismissed the putative shareholder class action without prejudice. On March 13, 2026, the court granted the plaintiff’s request to file an amended complaint. Discover was also subject to an SEC investigation into the Card Product Misclassification matter. We are cooperating with the investigation.
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
The parties in the Savings Account Litigation reached an agreement to settle the case and the court granted preliminary approval of the settlement. In September 2025, the New York Attorney General, on behalf of itself and 17 other state attorneys general, filed an amicus brief opposing the class action settlement in the Savings Account Litigation and in November 2025, the court denied final approval of the settlement. In December 2025, the parties reached a new settlement that includes a $425 million settlement fund, which is reflected in our reserves, and an agreement to increase the interest rate on 360 Savings accounts to match the interest paid on 360 Performance Savings accounts. The new settlement also resolves the New York

134	Capital One Financial Corporation (COF)

Attorney General Litigation as well as the objection filed by the New York Attorney General on behalf of itself and 17 other state attorneys general. On April 20, 2026, the court granted final approval of the settlement.
Fair Access to Banking
Capital One is responding to demands and requests from various federal agencies regarding “fair access to banking,” including those resulting from Executive Order 14331 “Guaranteeing Fair Banking for All Americans,” which directed government agencies to review financial institutions’ policies and practices for providing, maintaining, or discontinuing financial products or services to certain clients or potential clients, and a civil lawsuit filed by the Donald J. Trump Revocable Trust and several affiliated corporate entities against Capital One, which is pending in the U.S. District Court for the Southern District of Florida.
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
On July 8, 2025, the FDIC invoiced CONA for additional special assessment fees and interest and asserted that CONA underreported its estimated uninsured deposits on the Consolidated Reports of Condition and Income (FFIEC 031) as of December 31, 2022 (“2022 Call Report”). CONA disagrees with the FDIC’s special assessment calculation. On September 10, 2025, CONA filed suit against the FDIC in the U.S. District Court for the Eastern District of Virginia seeking a declaratory judgment that CONA does not owe the disputed portion of the FDIC’s special assessment. On November 17, 2025, the FDIC filed a counterclaim seeking payment of the disputed amount. While we cannot predict the outcome of this dispute with the FDIC, we estimate that the amount of reasonably possible additional special assessment fees is approximately $150 million, based on the FDIC’s December 2025 interim final rule and other factors. CONA has deposited collateral satisfactory to the FDIC related to the disputed additional assessment amounts that have been invoiced to date. The deposited collateral will remain in custody with a third-party bank pending resolution of the dispute.
Finally, the ultimate amount of expenses associated with the special assessment will also be impacted by the finalization of the losses incurred by the FDIC in the resolutions of Silicon Valley Bank and Signature Bank.

135	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A— Market Risk Profile.”

136	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. As a result of the Transaction, we are in the process of incorporating Discover into our internal control over financial reporting. See “Note 2—Business Combinations” for further information. Other than those related to the Transaction, there have been no changes in our internal control over financial reporting during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

137	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of shares of our common stock for each calendar month in the first quarter of 2026. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
January	3,308,438	$234.91	3,288,451	$13,342
February	4,974,435	211.39	3,812,122	12,533
March	5,111,824	184.78	4,973,281	11,614
Total	13,394,697	207.05	12,073,854
_________
(1)    On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of the Company’s common stock, effective October 21, 2025. There were 19,987, 1,162,313 and 138,543 shares withheld in January, February and March, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:

Matthew W. Cooper, our General Counsel and Corporate Secretary; President, Discover Integration, entered into a pre-arranged stock trading plan on January 26, 2026. Mr. Cooper’s plan provides for the associated sale of up to 21,000 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and October 8, 2027.
Kaitlin Haggerty, our Chief Human Resources Officer, entered into a pre-arranged stock trading plan on February 6, 2026. Ms. Haggerty’s plan provides for the associated sale of up to 8,427.971 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and January 26, 2027.

138	Capital One Financial Corporation (COF)

Ann Fritz Hackett, our lead independent director, entered into a pre-arranged stock trading plan on January 28, 2026. Ms. Hackett’s plan provides for the associated sale of up to 33,382 shares of Capital One common stock plus related dividend-equivalent shares earned with respect to such shares in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and November 12, 2026.
Sanjiv Yajnik, our President, Financial Services, entered into a pre-arranged stock trading plan on February 2, 2026. Mr. Yajnik’s plan provides for the associated sale of up to 55,949.997 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and February 2, 2027.
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
10.1+
Total Shareholder Return Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026 (incorporated by reference to Exhibit 10.2.23 of the 2025 Form 10-K).

10.2+
Performance Unit Award Agreement granted to our Chief Executive Officer under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026 (incorporated by reference to Exhibit 10.2.24 of the 2025 Form 10-K).

10.3+
Form of Restricted Stock Unit Award Agreement, dated February 3, 2026, by and between Capital One Financial Corporation and Richard D. Fairbank under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2.25 of the 2025 Form 10-K).

10.4+
Form of Restricted Stock Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026 (incorporated by reference to Exhibit 10.2.26 of the 2025 Form 10-K).

10.5+
Form of Performance Unit Award Agreements granted to our executive officers under the Amended and Restated 2004 Stock Incentive Plan on February 3, 2026 (incorporated by reference to Exhibit 10.2.27 of the 2025 Form 10-K).

10.6+	Amended and Restated Capital One Financial Corporation Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on February 6, 2026).
10.7+	Capital One Financial Corporation Executive Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on February 6, 2026).
10.8*+	Non-Competition Agreement, dated September 4, 2018, between Capital One Financial Corporation and Mark Daniel Mouadeb.
10.9+	Capital One Financial Corporation Executive Officer Cash Severance Policy (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 6, 2026).
10.10*+	Restricted Stock Unit Award Agreement, dated April 7, 2026, by and between Capital One Financial Corporation and Frank LaPrade under the Amended and Restated 2004 Stock Incentive Plan.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
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

CAPITAL ONE FINANCIAL CORPORATION

Date: May 7, 2026	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer