Form 10-Q
period 2026-06-30
CAPITAL ONE FINANCIAL CORP
filed 2026-07-28
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of June 30, 2026, there were 613,484,836 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K (“2025 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of June 30, 2026 included in this Report.

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
We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the United States (“U.S.”). We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products, including personal loans as well as the Discover Network, the PULSE Network and Diners Club (collectively, the “Global Payment Network”).
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
•Credit Card: Consists of our domestic consumer card lending, personal loans, domestic small business card lending, corporate card lending and international card businesses in the U.K. and Canada.
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
Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (i) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (ii) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (iii) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and Second Step Merger, the “Transaction” or “Discover acquisition”).
For additional information on the Transaction, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” in our 2025 Form 10-K.
Brex Acquisition
On April 7, 2026, the Company completed its previously announced acquisition of Brex Inc., a Delaware corporation (“Brex” and such acquisition, the “Brex acquisition”), pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of January 22, 2026 with Brex and certain other parties thereto. Brex offers businesses solutions to issue corporate cards, automate expense management and make secure, real-time payments. The Brex acquisition enhances the Company’s offerings in the business payments marketplace. The total consideration paid to Brex shareholders for the acquisition was approximately $4.5 billion and included $2.6 billion of cash consideration and 10.6 million shares of common stock, par value $0.01 per share, of the Company with a fair value of $1.9 billion. The consideration is also subject to customary post-closing adjustments. Immediately following the completion of the Brex acquisition, the Company paid off Brex’s outstanding debt of $1.1 billion.

5	Capital One Financial Corporation (COF)

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the second quarter and first six months of 2026 and 2025 and selected comparative balance sheet data as of June 30, 2026 and December 31, 2025. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these metrics to be key financial measures that management uses in assessing our operating performance, capital adequacy and the level of returns generated. We believe these non-GAAP metrics provide useful insight to investors and users of our financial information as they provide an alternate measurement of our performance and assist in assessing our capital adequacy and the level of return generated. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2026	2025	Change	2026	2025	Change
Income statement
Net interest income	$12,374	$9,995	24%	$24,519	$18,008	36%
Non-interest income	3,476	2,497	39	6,562	4,484	46
Total net revenue	15,850	12,492	27	31,081	22,492	38
Provision for credit losses	2,989	11,430	(74)	7,057	13,799	(49)
Non-interest expense:
Marketing	1,661	1,345	23	3,158	2,547	24
Operating expense	7,382	5,646	31	14,349	10,346	39
Total non-interest expense	9,043	6,991	29	17,507	12,893	36
Income (loss) from continuing operations before income taxes	3,818	(5,929)	**	6,517	(4,200)	**
Income tax provision (benefit)	798	(1,666)	**	1,316	(1,341)	**
Income (loss) from continuing operations, net of tax	3,020	(4,263)	**	5,201	(2,859)	**
Income (loss) from discontinued operations, net of tax	—	(14)	**	(7)	(14)	(50)
Net income (loss)	3,020	(4,277)	**	5,194	(2,873)	**
Dividends and undistributed earnings allocated to participating securities	(28)	(4)	**	(48)	(9)	**
Preferred stock dividends	(57)	(65)	(12)	(130)	(122)	7
Discount on redeemed preferred stock	—	6	**	—	6	**
Net income (loss) available to common stockholders	$2,935	$(4,340)	**	$5,016	$(2,998)	**
Common share statistics
Basic earnings per common share:
Net income (loss) from continuing operations	$4.73	$(8.55)	**	$8.08	$(6.71)	**
Income (loss) from discontinued operations	—	(0.03)	**	(0.01)	(0.03)	(67)%
Net income (loss) per basic common share	$4.73	$(8.58)	**	$8.07	$(6.74)	**
Diluted earnings per common share:
Net income (loss) from continuing operations	$4.73	$(8.55)	**	$8.08	$(6.71)	**
Income (loss) from discontinued operations	—	(0.03)	**	(0.01)	(0.03)	(67)%
Net income (loss) per diluted common share	$4.73	$(8.58)	**	$8.07	$(6.74)	**
Weighted-average common shares outstanding (in millions):
Basic	620.5	505.6	23%	621.5	444.7	40%
Diluted	621.1	505.6	23	622.3	444.7	40
Common shares outstanding (period-end, in millions)	613.5	639.5	(4)	613.5	639.5	(4)

6	Capital One Financial Corporation (COF)

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except per share data and as noted)	2026	2025	Change		2026	2025	Change
Dividends declared and paid per common share	$0.80	$0.60	33%		$1.60	$1.20	33%
Tangible book value per common share (period-end)(1)	105.21	99.35	6		105.21	99.35	6
Balance sheet (average balances)
Loans held for investment	$450,679	$378,157	19%		$448,469	$350,425	28%
Interest-earning assets	617,583	524,929	18		617,378	494,022	25
Total assets	682,079	572,446	19		679,050	532,354	28
Interest-bearing deposits	458,130	387,139	18		455,060	362,626	25
Total deposits	486,791	414,568	17		483,393	389,462	24
Borrowings	49,092	46,601	5		50,710	45,531	11
Common equity	109,111	81,563	34		109,130	69,546	57
Total stockholders’ equity	114,518	86,918	32		114,537	74,647	53
Selected performance metrics
Purchase volume	$253,750	$201,453	26%		$474,290	$359,401	32%
Global Payment Network volume	189,612	74,014	156		363,944	74,014	**
Total net revenue margin(2)	10.27%	9.52%	75	bps	10.07%	9.11%	96	bps
Net interest margin	8.01	7.62	39		7.94	7.29	65
Return on average assets(3)	1.77	(2.98)	475		1.53	(1.07)	260
Return on average tangible assets(4)	1.89	(3.14)	503		1.63	(1.12)	275
Return on average common equity(5)	10.76	(21.22)	3,198		9.21	(8.58)	1,779
Return on average tangible common equity(6)	18.04	(32.99)	5,103		15.05	(12.60)	2,765
Equity-to-assets ratio(7)	16.79	15.18	161		16.87	14.02	285
Efficiency ratio(8)	57.05	55.96	109		56.33	57.32	(99)
Operating efficiency ratio(9)	46.57	45.20	137		46.17	46.00	17
Effective income tax rate from continuing operations	20.9	28.1	(720)		20.2	31.9	(1,170)
Net charge-offs	$3,642	$3,060	19%		$7,489	$5,796	29%
Net charge-off rate	3.23%	3.24%	(1)bps		3.34%	3.31%	3	bps

(Dollars in millions, except as noted)	June 30, 2026	December 31, 2025	Change
Balance sheet (period-end)
Loans held for investment	$457,168	$453,622	1%
Interest-earning assets	610,913	613,750	—
Total assets	673,835	669,009	1
Interest-bearing deposits	456,464	448,386	2
Total deposits	484,257	475,771	2
Borrowings	45,371	51,000	(11)
Common equity	108,386	108,209	—
Total stockholders’ equity	113,793	113,616	—
Credit quality metrics
Allowance for credit losses	$22,966	$23,409	(2)%
Allowance coverage ratio	5.02%	5.16%	(14)bps
30+ day performing delinquency rate	2.91	3.41	(50)
30+ day delinquency rate	3.13	3.59	(46)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2026	December 31, 2025	Change
Capital ratios
Common equity Tier 1 capital(10)	13.7%	14.3%	(60)bps
Tier 1 capital(10)	14.8	15.3	(50)
Total capital(10)	16.6	17.2	(60)
Tier 1 leverage(10)	11.8	12.5	(70)
Tangible common equity (“TCE”)(11)	10.2	10.7	(50)
Supplementary leverage(10)	10.1	10.6	(50)
Other
Employees (period-end, in thousands)	78.4	76.3	3%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $3.0 billion ($4.73 per diluted common share) on total net revenue of $15.9 billion and net income of $5.2 billion ($8.07 per diluted common share) on total net revenue of $31.1 billion for the second quarter and first six months of 2026, respectively. In comparison, we reported net loss of $4.3 billion ($(8.58) per diluted common share) on total net revenue of $12.5 billion and net loss of $2.9 billion ($(6.74) per diluted common share) on total net revenue of $22.5 billion for the second quarter and first six months of 2025, respectively.
Our common equity Tier 1 (“CET1”) capital ratio as calculated under the Basel III standardized approach was 13.7% and 14.3% as of June 30, 2026 and December 31, 2025, respectively. See “Capital Management” for additional information.
In the second quarter of 2026, we declared and paid common stock dividends of $501 million and repurchased $2.7 billion of our common stock. During the first six months of 2026, we declared and paid common stock dividends of $1.0 billion and repurchased $5.2 billion of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the second quarter and first six months of 2026. These highlights are based on a comparison between the results of the second quarter and first six months of 2026 and 2025, except as otherwise noted. Highlights related to changes in our financial condition and credit performance are based on June 30, 2026 compared to December 31, 2025. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $7.3 billion to $3.0 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $8.1 billion to $5.2 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by:
◦Lower provision for credit losses primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.
◦Higher net interest income primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
◦Higher non-interest income primarily driven by growth in our credit card loan portfolio, including the addition of Discover, as well as impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
These drivers were partially offset by:
◦Higher non-interest expense primarily driven by the addition of Discover and higher acquisition amortization expenses.
•Loans Held for Investment:
◦Loans held for investment increased by $3.5 billion to $457.2 billion as of June 30, 2026 compared to December 31, 2025 primarily driven by growth in our auto and commercial loan portfolios, partially offset by seasonal paydowns in our credit card loan portfolio.
◦Average loans held for investment increased by $72.5 billion to $450.7 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $98.0 billion to $448.5 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by the addition of Discover.

9	Capital One Financial Corporation (COF)

•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate decreased by 1 basis point (“bps”) to 3.23% in the second quarter of 2026 compared to the second quarter of 2025 and increased by 3 bps to 3.34% in the first six months of 2026 compared to the first six months of 2025.
◦Our 30+ day delinquency rate decreased by 46 bps to 3.13% as of June 30, 2026 from December 31, 2025.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $443 million to $23.0 billion as of June 30, 2026 compared to December 31, 2025 primarily driven by an allowance release in our Domestic Card loan portfolio, partially offset by a build in our auto loan portfolio. Our allowance coverage ratio decreased by 14 bps to 5.02% as of June 30, 2026 compared to December 31, 2025 primarily driven by favorable credit performance in our Domestic Card loan portfolio.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the second quarter and first six months of 2026 and 2025. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the second quarter and first six months of 2026 and 2025 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended June 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$271,197	$11,670	17.21%	$209,693	$9,407	17.94%
Consumer banking	88,583	2,121	9.57	80,095	1,861	9.30
Commercial banking(3)	91,082	1,308	5.75	88,749	1,421	6.40
Other(4)	—	(188)	**	—	(240)	**
Total loans, including loans held for sale	450,862	14,911	13.23	378,537	12,449	13.15
Investment securities	99,339	850	3.42	93,024	784	3.37
Cash equivalents and other interest-earning assets	67,382	624	3.70	53,368	595	4.46
Total interest-earning assets	$617,583	$16,385	10.61%	$524,929	$13,828	10.54%
Cash and due from banks	4,771			4,694
Allowance for credit losses	(23,643)			(19,902)
Premises and equipment, net	6,294			5,099
Other assets	77,074			53,689
Assets of discontinued operations	—			3,937
Total assets	$682,079			$572,446
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$458,130	$3,338	2.91%	$387,139	$3,120	3.22%
Securitized debt obligations	10,190	117	4.59	13,043	164	5.06
Senior and subordinated notes	37,498	535	5.70	32,872	535	6.51
Other borrowings and interest-bearing liabilities(5)	3,838	21	2.30	2,872	14	1.85
Total interest-bearing liabilities	$509,656	$4,011	3.15%	$435,926	$3,833	3.52%
Non-interest-bearing deposits	28,661			27,429
Other liabilities	29,244			22,172
Liabilities of discontinued operations	—			1
Total liabilities	567,561			485,528
Stockholders’ equity	114,518			86,918
Total liabilities and stockholders’ equity	$682,079			$572,446
Net interest income/spread		$12,374	7.46		$9,995	7.02
Impact of non-interest-bearing funding			0.55			0.60
Net interest margin			8.01%			7.62%

11	Capital One Financial Corporation (COF)

	Six Months Ended June 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$271,086	$23,303	17.19%	$183,197	$16,655	18.18%
Consumer banking	87,150	4,141	9.50	79,292	3,634	9.17
Commercial banking(3)	90,576	2,586	5.71	88,319	2,803	6.35
Other(4)	—	(384)	**	—	(486)	**
Total loans, including loans held for sale	448,812	29,646	13.21	350,808	22,606	12.89
Investment securities	98,575	1,682	3.41	92,843	1,554	3.35
Cash equivalents and other interest-earning assets	69,991	1,288	3.68	50,371	1,086	4.31
Total interest-earning assets	617,378	32,616	10.57	494,022	25,246	10.22
Cash and due from banks	5,016			4,384
Allowance for credit losses	(23,529)			(18,087)
Premises and equipment, net	5,981			4,818
Other assets	74,204			45,236
Assets of discontinued operations	—			1,981
Total assets	$679,050			$532,354
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$455,060	$6,725	2.96%	$362,626	$5,835	3.22%
Securitized debt obligations	11,326	258	4.55	13,385	340	5.09
Senior and subordinated notes	37,671	1,067	5.66	31,609	1,040	6.58
Other borrowings and interest-bearing liabilities(5)	4,037	47	2.37	2,593	23	1.73
Total interest-bearing liabilities	508,094	8,097	3.19	410,213	7,238	3.53
Non-interest-bearing deposits	28,333			26,836
Other liabilities	28,089			20,657
Liabilities of discontinued operations	(3)			1
Total liabilities	564,513			457,707
Stockholders’ equity	114,537			74,647
Total liabilities and stockholders’ equity	$679,050			$532,354
Net interest income/spread		$24,519	7.38		$18,008	6.69
Impact of non-interest-bearing funding			0.56			0.60
Net interest margin			7.94%			7.29%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $677 million and $1.3 billion in the second quarter and first six months of 2026, respectively, and $634 million and $1.2 billion in the second quarter and first six months of 2025, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $20 million and $40 million in the second quarter and first six months of 2026, respectively, and $20 million and $40 million in the second quarter and first six months of 2025, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.4 billion and $2.3 billion in the second quarter and first six months of 2026, respectively, and $2.2 billion and $2.1 billion in the second quarter and first six months of 2025, respectively.    Related interest expense was $9 million and $17 million for the second quarter and first six months of 2026, respectively, and $8 million and $15 million for the second quarter and first six months of 2025, respectively.
**    Not meaningful.

12	Capital One Financial Corporation (COF)

Net interest income increased by $2.4 billion to $12.4 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $6.5 billion to $24.5 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
Net interest margin increased by 39 bps to 8.01% in the second quarter of 2026 compared to the second quarter of 2025 and increased by 65 bps to 7.94% in the first six months of 2026 compared to the first six months of 2025 primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
Our total company cumulative interest-bearing deposit beta increased to 37% as of June 30, 2026, from 23% as of December 31, 2025. We define cumulative deposit beta as the ratio of changes in the average rate paid on our average interest-bearing deposits to changes in the upper bound of the federal funds rate during the falling interest rate cycle.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•Changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•Changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$2,263	$2,646	$(383)	$6,648	$7,555	$(907)
Consumer banking	260	202	58	507	370	137
Commercial banking(2)	(113)	34	(147)	(217)	64	(281)
Other(3)	52	—	52	102	—	102
Total loans, including loans held for sale	2,462	2,882	(420)	7,040	7,989	(949)
Investment securities	66	54	12	128	97	31
Cash equivalents and other interest-earning assets	29	130	(101)	202	361	(159)
Total interest income	2,557	3,066	(509)	7,370	8,447	(1,077)
Interest expense:
Interest-bearing deposits	218	517	(299)	890	1,366	(476)
Securitized debt obligations	(47)	(33)	(14)	(82)	(49)	(33)
Senior and subordinated notes	—	66	(66)	27	172	(145)
Other borrowings and liabilities	7	5	2	24	15	9
Total interest expense	178	555	(377)	859	1,504	(645)
Net interest income	$2,379	$2,511	$(132)	$6,511	$6,943	$(432)

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

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the second quarter and first six months of 2026 and 2025.
Table 4: Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Discount and interchange fees, net	$2,256	$1,478	$4,220	$2,701
Service charges and other customer-related fees	808	658	1,617	1,167
Other(1)(2)	412	361	725	616
Total non-interest income	$3,476	$2,497	$6,562	$4,484
__________
(1)Primarily consists of revenue from Capital One Shopping, treasury income and auto industry services.
(2)Includes gains of $94 million and $76 million on deferred compensation plan investments in the second quarter and first six months of 2026, respectively, and gains of $57 million and $41 million on deferred compensation plan investments in the second quarter and first six months of 2025, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $979 million to $3.5 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $2.1 billion to $6.6 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by growth in our credit card loan portfolio, including the addition of Discover, as well as impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses decreased by $8.4 billion to $3.0 billion in the second quarter of 2026 and decreased by $6.7 billion to $7.1 billion in the first six months of 2026 primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.
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

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the second quarter and first six months of 2026 and 2025.
Table 5: Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Operating expense:
Salaries and associate benefits(1)	$3,769	$2,999	$7,440	$5,545
Occupancy and equipment	969	737	1,836	1,352
Professional services	667	653	1,252	1,090
Communications and data processing	489	413	985	812
Amortization of intangibles	507	271	999	287
Other non-interest expense:
Bankcard, regulatory and other fee assessments	191	58	373	123
Collections	252	170	496	278
Other	538	345	968	859
Total other non-interest expense	981	573	1,837	1,260
Total operating expense	$7,382	$5,646	$14,349	$10,346
Marketing	1,661	1,345	3,158	2,547
Total non-interest expense	$9,043	$6,991	$17,507	$12,893
_________
(1)Includes expenses of $94 million and $76 million related to our deferred compensation plan investments for the second quarter and first six months of 2026, respectively, and expenses of $57 million and $41 million related to our deferred compensation plan investments for the second quarter and first six months of 2025, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $2.1 billion to $9.0 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $4.6 billion to $17.5 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by the addition of Discover and higher acquisition amortization expenses.
Integration Expenses
Discover integration expenses remained substantially flat at $298 million in the second quarter of 2026 compared to the second quarter of 2025. Discover integration expenses increased by $304 million to $713 million in the first six months of 2026 compared to the first six months of 2025 primarily driven by higher salaries and associate benefits, which are included within operating expense in our consolidated statements of income and within the Other category for business segment results. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $2.1 billion of Discover integration expenses as of June 30, 2026.
In the second quarter and first six months of 2026, we incurred $96 million of integration expenses related to the Brex acquisition, primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income and within Domestic Card for business segment results.

15	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax expense of $798 million (20.9% effective income tax rate) and $1.3 billion (20.2% effective income tax rate) in the second quarter and first six months of 2026, respectively, compared to an income tax benefit of $1.7 billion (28.1% effective income tax rate) and $1.3 billion (31.9% effective income tax rate) in the second quarter and first six months of 2025, respectively. The difference in our tax provision and effective tax rate was primarily driven by the $8.8 billion initial allowance for credit losses for loans acquired in the Discover acquisition in the second quarter of 2025.
Our effective tax rate on income from continuing operations varies between periods due to the impact of changes in pre-tax income and changes in tax credits, tax-exempt income and non-deductible expenses relative to our pre-tax earnings.
We provide additional information on items affecting our income taxes and effective tax rate in “Part II—Item 8. Financial Statements and Supplementary Data—Note 16—Income Taxes” in our 2025 Form 10-K.

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $4.8 billion to $673.8 billion as of June 30, 2026 from December 31, 2025 primarily driven by growth in loans held for investment.
Total liabilities increased by $4.6 billion to $560.0 billion as of June 30, 2026 from December 31, 2025 primarily driven by continued deposit growth from our national banking strategy, partially offset by securitized debt maturities.
Stockholders’ equity remained substantially flat at $113.8 billion as of June 30, 2026 from December 31, 2025 primarily driven by net income, partially offset by net purchases of treasury stock.
The following is a discussion of material changes in the major components of our assets and liabilities during the first six months of 2026. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following debt securities: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other debt securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of June 30, 2026 and December 31, 2025, respectively.
The carrying value of our investment securities portfolio increased by $1.7 billion to $92.8 billion as of June 30, 2026 from December 31, 2025 primarily driven by net purchases.

16	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes by segment the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of June 30, 2026 and December 31, 2025.
Table 6: Loans Held for Investment

	June 30, 2026			December 31, 2025
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$275,408	$(19,329)	$256,079	$279,570	$(20,066)	$259,504
Consumer Banking	90,467	(2,162)	88,305	84,790	(1,892)	82,898
Commercial Banking	91,293	(1,475)	89,818	89,262	(1,451)	87,811
Total	$457,168	$(22,966)	$434,202	$453,622	$(23,409)	$430,213
Loans held for investment increased by $3.5 billion to $457.2 billion as of June 30, 2026 compared to December 31, 2025 primarily driven by growth in our auto and commercial loan portfolios, partially offset by seasonal paydowns in our credit card loan portfolio.
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
Table 7 provides the composition of our primary sources of funding as of June 30, 2026 and December 31, 2025.
Table 7: Funding Sources Composition

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$435,221	82%	$423,932	80%
Commercial Banking	30,841	6	31,250	6
Other(1)	18,195	3	20,589	4
Total deposits	484,257	91	475,771	90
Securitized debt obligations	8,502	2	12,853	3
Other debt	36,869	7	38,147	7
Total funding sources	$529,628	100%	$526,771	100%
__________
(1)Includes brokered deposits of $16.7 billion and $19.2 billion as of June 30, 2026 and December 31, 2025, respectively.
Total deposits increased by $8.5 billion to $484.3 billion as of June 30, 2026 from December 31, 2025 primarily driven by continued growth from our national banking strategy.
As of June 30, 2026 and December 31, 2025, we held $72.3 billion and $71.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 15% of our total deposits as of both June 30, 2026 and December 31, 2025. We estimate our uninsured amounts based on methodologies and assumptions used for our “Consolidated Reports of Condition and Income” Federal Financial Institutions Examination Council (“FFIEC”) 031 filed with the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” adjusted to exclude intercompany

17	Capital One Financial Corporation (COF)

balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Securitized debt obligations decreased by $4.4 billion to $8.5 billion as of June 30, 2026 from December 31, 2025 primarily driven by net maturities and paydowns.
Other debt decreased by $1.3 billion to $36.9 billion as of June 30, 2026 from December 31, 2025 primarily driven by net maturities of subordinated debt and FHLB advances, partially offset by net issuances of unsecured senior debt.
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
We summarize our business segment results for the second quarter and first six months of 2026 and 2025 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of June 30, 2026 compared to December 31, 2025. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

19	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the second quarter and first six months of 2026 and 2025.
Table 8: Business Segment Results(1)

	Three Months Ended June 30,
	2026				2025
	Total Net Revenue (Loss)(2)		Net Income (Loss)(3)		Total Net Revenue (Loss)(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$11,765	74%	$2,411	80%	$9,095	73%	$(4,917)	116%
Consumer Banking	3,209	20	486	16	2,556	20	450	(11)
Commercial Banking(4)	850	6	239	8	937	8	280	(7)
Other(4)	26	—	(116)	(4)	(96)	(1)	(76)	2
Total	$15,850	100%	$3,020	100%	$12,492	100%	$(4,263)	100%

	Six Months Ended June 30,
	2026				2025
	Total Net Revenue (Loss)(2)		Net Income (Loss)(3)		Total Net Revenue (Loss)(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$23,154	74%	$4,280	82%	$16,260	72%	$(3,698)	129%
Consumer Banking	6,121	20	784	15	4,682	21	636	(22)
Commercial Banking(4)	1,759	6	445	9	1,821	8	475	(17)
Other(4)	47	—	(308)	(6)	(271)	(1)	(272)	10
Total	$31,081	100%	$5,201	100%	$22,492	100%	$(2,859)	100%
__________
(1)Effective in the second quarter of 2026, Domestic Card results include Brex and our legacy corporate card product.
(2)Total net revenue (loss) consists of net interest income and non-interest income.
(3)Net income (loss) for our business segments and the Other category is based on income (loss) from continuing operations, net of tax.
(4)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.

20	Capital One Financial Corporation (COF)

Credit Card Business
The primary sources of revenue for our Credit Card business are net interest income, net discount and interchange income and fees collected from customers. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Credit Card business generated income from continuing operations, net of tax, of $2.4 billion and $4.3 billion in the second quarter and first six months of 2026, respectively, compared to loss from continuing operations, net of tax, of $4.9 billion and $3.7 billion in the second quarter and first six months of 2025, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2026	2025	Change		2026	2025	Change
Selected income statement data:
Net interest income	$9,252	$7,293	27%		$18,488	$12,947	43%
Non-interest income	2,513	1,802	39		4,666	3,313	41
Total net revenue(1)	11,765	9,095	29		23,154	16,260	42
Provision for credit losses	2,474	11,098	(78)		5,885	13,024	(55)
Non-interest expense	6,098	4,447	37%		11,599	8,085	43%
Income (loss) from continuing operations before income taxes	3,193	(6,450)	**		5,670	(4,849)	**
Income tax provision (benefit)	782	(1,533)	**		1,390	(1,151)	**
Income (loss) from continuing operations, net of tax	$2,411	$(4,917)	**		$4,280	$(3,698)	**
Selected performance metrics:
Average loans held for investment:
Domestic credit card	$254,625	$197,808	29%		$254,332	$173,858	46%
Personal loans	8,866	4,778	86		9,087	2,402	**
International card businesses	7,706	7,107	8		7,667	6,938	11
Total credit card	$271,197	$209,693	29		$271,086	$183,198	48
Average yield on loans(2)	17.21%	17.94%	(73)bps		17.19%	18.18%	(99)bps
Total net revenue margin(3)	17.35	17.35	—		17.08	17.75	(67)
Net charge-offs	$3,192	$2,728	17%		$6,611	$5,127	29%
Net charge-off rate(4)	4.71%	5.20%	(49)bps		4.88%	5.60%	(72)bps
Purchase volume	$253,750	$201,453	26%		$474,290	$359,401	32%

(Dollars in millions, except as noted)	June 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Domestic credit card	$259,005	$262,403	(1)%
Personal loans	8,619	9,499	(9)
International card businesses	7,784	7,668	2
Total credit card	$275,408	$279,570	(1)
30+ day performing delinquency rate	3.37%	3.93%	(56)	bps
30+ day delinquency rate	3.37	3.94	(57)
Nonperforming loan rate(5)	0.01	0.01	—
Allowance for credit losses	$19,329	$20,066	(4)%
Allowance coverage ratio	7.02%	7.18%	(16)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $898 million and $1.9 billion in the second quarter and first six months of 2026

21	Capital One Financial Corporation (COF)

respectively, compared to $785 million and $1.5 billion in the second quarter and first six months of 2025, respectively, for finance charges and fees charged off as uncollectible.
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
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025, and changes in financial condition and credit performance between June 30, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income increased by $2.0 billion to $9.3 billion in the second quarter of 2026 and increased by $5.5 billion to $18.5 billion in the first six months of 2026 primarily driven by higher average loan balances, largely due to the addition of Discover.
•Non-Interest Income: Non-interest income increased by $711 million to $2.5 billion in the second quarter of 2026 and increased by $1.4 billion to $4.7 billion in the first six months of 2026 primarily driven by growth in our portfolio, including the addition of Discover.
•Provision for Credit Losses: Provision for credit losses decreased by $8.6 billion to $2.5 billion in the second quarter of 2026 and decreased by $7.1 billion to $5.9 billion in the first six months of 2026 primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.

•Non-Interest Expense: Non-interest expense increased by $1.7 billion to $6.1 billion in the second quarter of 2026 and increased by $3.5 billion to $11.6 billion in the first six months of 2026 primarily driven by growth in our portfolio, including the addition of Discover, and higher acquisition amortization expenses.
Loans Held for Investment:
•Period-end loans held for investment decreased by $4.2 billion to $275.4 billion as of June 30, 2026 from December 31, 2025 primarily driven by seasonal paydowns, partially offset by the Brex acquisition.

•Average loans held for investment increased by $61.5 billion to $271.2 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $87.9 billion to $271.1 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by the addition of Discover.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 49 bps to 4.71% in the second quarter of 2026 compared to the second quarter of 2025 and decreased by 72 bps to 4.88% in the first six months of 2026 compared to the first six months of 2025 primarily due to favorable observed credit performance.

•The 30+ day delinquency rate decreased by 57 bps to 3.37% as of June 30, 2026 from December 31, 2025.

22	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated income from continuing operations, net of tax, of $2.3 billion and $4.0 billion in the second quarter and first six months of 2026, respectively, compared to loss from continuing operations, net of tax, of $4.4 billion and $3.3 billion in the second quarter and first six months of 2025, respectively. In each of the second quarter and first six months of 2026 and 2025, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income	$8,643	$6,822	27%	$17,261	$12,165	42%
Non-interest income	2,460	1,749	41	4,567	3,209	42
Total net revenue(1)	11,103	8,571	30	21,828	15,374	42
Provision for credit losses	2,292	10,200	(78)	5,528	12,056	(54)
Non-interest expense	5,771	4,192	38%	10,950	7,614	44%
Income (loss) from continuing operations before income taxes	3,040	(5,821)	**	5,350	(4,296)	**
Income tax provision (benefit)	745	(1,385)	**	1,311	(1,022)	**
Income (loss) from continuing operations, net of tax	$2,295	$(4,436)	**	$4,039	$(3,274)	**
Selected performance metrics:
Average loans held for investment	$254,625	$197,808	29%	$254,332	$173,858	46%
Average yield on loans(2)	17.16%	17.88%	(72)bps	17.15%	18.10%	(95)bps
Total net revenue margin(3)	17.44	17.33	11	17.16	17.69	(53)
Net charge-offs	$2,997	$2,594	16%	$6,238	$4,908	27%
Net charge-off rate(4)	4.71%	5.25%	(54)bps	4.91%	5.65%	(74)bps
Purchase volume	$249,195	$197,308	26%	$465,708	$351,699	32%

(Dollars in millions, except as noted)	June 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment	$259,005	$262,403	(1)%
30+ day performing delinquency rate	3.39%	3.99%	(60)bps
Allowance for credit losses	$18,101	$18,811	(4)%
Allowance coverage ratio	6.99%	7.17%	(18)bps
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
(4)Charge-offs exclude $18.0 billion of Discover domestic credit card loans acquired in the second quarter of 2025 that are fully charged-off, with expected recoveries of $3.1 billion included as a benefit to the allowance for credit losses.
** Not meaningful.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business increased in the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025 primarily driven by:

23	Capital One Financial Corporation (COF)

•Lower provision for credit losses primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.
•Higher net interest income primarily driven by higher average loan balances, largely due to the addition of Discover.
•Higher non-interest income primarily driven by growth in our portfolio, including the addition of Discover.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by growth in our portfolio, including the addition of Discover, and higher acquisition amortization expenses.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits as well as service charges and customer-related fees, including revenue from processing transactions on the Global Payment Network. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Consumer Banking business generated income from continuing operations, net of tax, of $486 million and $784 million in the second quarter and first six months of 2026, respectively, and $450 million and $636 million in the second quarter and first six months of 2025, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except as noted)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income	$2,431	$2,162	12%	$4,660	$4,105	14%
Non-interest income	778	394	97	1,461	577	153
Total net revenue	3,209	2,556	26	6,121	4,682	31
Provision for credit losses	444	252	76	963	553	74
Non-interest expense	2,121	1,713	24	4,119	3,294	25
Income from continuing operations before income taxes	644	591	9	1,039	835	24
Income tax provision	158	141	12	255	199	28
Income from continuing operations, net of tax	$486	$450	8%	$784	$636	23%
Selected performance metrics:
Average loans held for investment:
Auto	$87,419	$78,875	11%	$85,979	$78,056	10%
Retail banking	1,164	1,220	(5)	1,171	1,236	(5)
Total consumer banking	$88,583	$80,095	11	$87,150	$79,292	10
Average yield on loans held for investment(1)	9.57%	9.30%	27bps	9.50%	9.17%	33bps
Average deposits	$435,890	$365,359	19%	$432,161	$342,780	26%
Average deposits interest rate	2.76%	3.02%	(26)bps	2.80%	3.01%	(21)bps
Net charge-offs	$329	$260	27%	$693	$573	21%
Net charge-off rate	1.48%	1.30%	18bps	1.59%	1.45%	14bps
Global Payment Network volume	$189,612	$74,014	156%	$363,944	$74,014	**
Auto loan originations	12,916	10,861	19	24,046	20,071	20%

24	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Auto	$89,311	$83,600	7%
Retail banking	1,156	1,190	(3)
Total consumer banking	$90,467	$84,790	7
30+ day performing delinquency rate	4.28%	5.17%	(89)bps
30+ day delinquency rate	4.76	5.73	(97)
Nonperforming loan rate	0.62	0.69	(7)
Nonperforming asset rate(2)	0.72	0.79	(7)
Allowance for credit losses	$2,162	$1,892	14%
Allowance coverage ratio	2.39%	2.23%	16bps
Deposits	$435,221	$423,932	3%
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
** Not meaningful.
Key factors affecting the results of our Consumer Banking business for the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025, and changes in financial condition and credit performance between June 30, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income increased by $269 million to $2.4 billion in the second quarter of 2026 and increased by $555 million to $4.7 billion in the first six months of 2026 primarily driven by higher deposits due to the addition of Discover and higher average loan balances in our auto business, partially offset by lower margins in our retail banking business.
•Non-Interest Income: Non-interest income increased by $384 million to $778 million in the second quarter of 2026 and increased by $884 million to $1.5 billion in the first six months of 2026 primarily due to the addition of the Global Payment Network and impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
•Provision for Credit Losses: Provision for credit losses increased by $192 million to $444 million in the second quarter of 2026 and increased by $410 million to $963 million in the first six months of 2026 primarily driven by allowance builds in our auto loan portfolio compared to a release in the first and second quarters of 2025.
•Non-Interest Expense: Non-interest expense increased by $408 million to $2.1 billion in the second quarter of 2026 and increased by $825 million to $4.1 billion in the first six months of 2026 primarily driven by the addition of Discover, higher marketing and investment in technology, partially offset by the absence of legal reserve builds recorded in the first six months of 2025.
Loans Held for Investment:
•Period-end loans held for investment increased by $5.7 billion to $90.5 billion as of June 30, 2026 from December 31, 2025 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $8.5 billion to $88.6 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $7.9 billion to $87.2 billion in the first six months of 2026 compared to the first six months of 2025 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $11.3 billion to $435.2 billion as of June 30, 2026 from December 31, 2025 primarily driven by continued growth from our national banking strategy.

25	Capital One Financial Corporation (COF)

Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 18 bps to 1.48% in the second quarter of 2026 compared to the second quarter of 2025 and increased by 14 bps to 1.59% in the first six months of 2026 compared to the first six months of 2025.
•The 30+ day delinquency rate decreased by 97 bps to 4.76% as of June 30, 2026 compared to December 31, 2025.
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
Our Commercial Banking business generated income from continuing operations, net of tax, of $239 million and $445 million in the second quarter and first six months of 2026, respectively, and $280 million and $475 million in the second quarter and first six months of 2025, respectively.

26	Capital One Financial Corporation (COF)

Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.
Table 11: Commercial Banking Business Results

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions, except as noted)	2026	2025	Change		2026	2025	Change
Selected income statement data:
Net interest income	$585	$602	(3)%		$1,166	$1,174	(1)%
Non-interest income	265	335	(21)		593	647	(8)
Total net revenue(1)	850	937	(9)		1,759	1,821	(3)
Provision for credit losses(2)	71	81	(12)		209	223	(6)
Non-interest expense	462	489	(6)		960	975	(2)
Income from continuing operations before income taxes	317	367	(14)		590	623	(5)
Income tax provision	78	87	(10)		145	148	(2)
Income from continuing operations, net of tax	$239	$280	(15)%		$445	$475	(6)%
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$33,978	$32,522	4%		$33,759	$32,129	5%
Commercial and industrial	56,921	55,847	2		56,474	55,806	1
Total commercial banking	$90,899	$88,369	3		$90,233	$87,935	3
Average yield on loans held for investment(1)(3)	5.75%	6.40%	(65)	bps	5.71%	6.35%	(64)	bps
Average deposits	$31,248	$30,444	3%		$31,193	$31,045	—%
Average deposits interest rate	1.81%	2.06%	(25)	bps	1.82%	2.09%	(27)	bps
Net charge-offs	$121	$72	68%		$185	$96	93%
Net charge-off rate	0.53%	0.33%	20	bps	0.41%	0.22%	19	bps

(Dollars in millions, except as noted)	June 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$34,290	$33,618	2%
Commercial and industrial	57,003	55,644	2
Total commercial banking	$91,293	$89,262	2
Nonperforming loan rate	1.32%	1.36%	(4)	bps
Nonperforming asset rate(4)	1.39	1.39	—
Allowance for credit losses(2)	$1,475	$1,451	2%
Allowance coverage ratio	1.62%	1.63%	(1)	bps
Deposits	$30,841	$31,250	(1)%
Loans serviced for others	52,221	52,240	—
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $142 million as of both June 30, 2026 and December 31, 2025.
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

Key factors affecting the results of our Commercial Banking business for the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025, and changes in financial condition and credit performance between June 30, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income remained substantially flat at $585 million in the second quarter of 2026 compared to the second quarter of 2025 and at $1.2 billion in the first six months of 2026 compared to the first six months of 2025.
•Non-Interest Income: Non-interest income decreased by $70 million to $265 million in the second quarter of 2026 and decreased by $54 million to $593 million in the first six months of 2026 primarily driven by the reclassification of the legacy corporate card product to Domestic Card and lower revenue earned on certain capital markets services.
•Provision for Credit Losses: Provision for credit losses remained substantially flat at $71 million in the second quarter of 2026 compared to the second quarter of 2025 and at $209 million in the first six months of 2026 compared to the first six months of 2025.
•Non-Interest Expense: Non-interest expense decreased by $27 million to $462 million in the second quarter of 2026 and decreased by $15 million to $960 million in the first six months of 2026 primarily driven by the reclassification of the legacy corporate card product to Domestic Card.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.0 billion to $91.3 billion as of June 30, 2026 from December 31, 2025 primarily due to growth across our loan portfolio.
•Average loans held for investment increased by $2.5 billion to $90.9 billion in the second quarter of 2026 compared to the second quarter of 2025 and increased by $2.3 billion to $90.2 billion in the first six months of 2026 compared to the first six months of 2025 primarily due to growth across our loan portfolio.
Deposits:
•Period-end deposits remained substantially flat at $30.8 billion as of June 30, 2026 from December 31, 2025.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate increased by 20 bps to 0.53% in the second quarter of 2026 and increased by 19 bps to 0.41% in the first six months of 2026.
•The nonperforming loan rate decreased by 4 bps to 1.32% as of June 30, 2026 compared to December 31, 2025.
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

28	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income (loss)	$106	$(62)	**	$205	$(218)	**
Non-interest loss	(80)	(34)	135%	(158)	(53)	198%
Total net revenue (loss)(1)	26	(96)	**	47	(271)	**
Provision (benefit) for credit losses	—	(1)	**	—	(1)	**
Non-interest expense	362	342	6	829	539	54
Loss from continuing operations before income taxes	(336)	(437)	(23)	(782)	(809)	(3)
Income tax benefit	(220)	(361)	(39)	(474)	(537)	(12)
Loss from continuing operations, net of tax	$(116)	$(76)	53%	$(308)	$(272)	13%
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations, net of tax increased by $40 million to a loss of $116 million in the second quarter of 2026 compared to the second quarter of 2025 primarily driven by the absence of a tax benefit due to a State of California law change in the second quarter of 2025, partially offset by higher treasury income. Loss from continuing operations, net of tax increased by $36 million to a loss of $308 million in the first six months of 2026 compared to the first six months of 2025 primarily driven by higher Discover integration expenses, partially offset by higher treasury income.
Discover integration expenses remained substantially flat at $298 million in the second quarter of 2026 compared to the second quarter of 2025. Discover integration expenses increased by $304 million to $713 million in the first six months of 2026 compared to the first six months of 2025 primarily driven by higher salaries and associate benefits, which are included within operating expense in our consolidated statements of income and within the Other category for business segment results. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $2.1 billion of Discover integration expenses as of June 30, 2026.

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
We have identified the following accounting estimates as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting policies and estimates are as follows:
•Loan loss reserves
•Goodwill
•Fair value
•Customer rewards reserve

29	Capital One Financial Corporation (COF)

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.
There have been no changes to our critical accounting policies and estimates described in our 2025 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of June 30, 2026

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
We have elected to exclude certain elements of accumulated other comprehensive income (“AOCI”) from our regulatory capital as permitted for a Category III institution. For information on the recognition of AOCI in regulatory capital under the proposed changes to the Basel III Capital Rules, see “Part I—Item 2. MD&A—Supervision and Regulation—Basel III Finalization Proposals” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Q1 2026 Form 10-Q”).
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
As of June 30, 2026 and December 31, 2025, respectively, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets of $1 billion or more. As of June 30, 2026, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For a description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K”.

32	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of June 30, 2026 and December 31, 2025.
Table 13: Capital Ratios Under Basel III(1)(2)

	June 30, 2026			December 31, 2025
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.7%	4.5%	N/A	14.3%	4.5%	N/A
Tier 1 capital(4)	14.8	6.0	6.0%	15.3	6.0	6.0%
Total capital(5)	16.6	8.0	10.0	17.2	8.0	10.0
Tier 1 leverage(6)	11.8	4.0	N/A	12.5	4.0	N/A
Supplementary leverage(7)	10.1	3.0	N/A	10.6	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	13.2	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(4)	13.2	6.0	8.0	13.4	6.0	8.0
Total capital(5)	14.9	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	10.6	4.0	5.0	10.9	4.0	5.0
Supplementary leverage(7)	9.0	3.0	N/A	9.3	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of June 30, 2026 are preliminary and therefore subject to change until we file our June 30, 2026 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of June 30, 2026 and December 31, 2025.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	June 30, 2026	December 31, 2025
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$114,686	$113,677
Adjustments and deductions:
AOCI, net of tax(1)	62	81
Goodwill, net of related deferred tax liabilities	(31,559)	(28,217)
Other intangible and deferred tax assets, net of deferred tax liabilities	(12,413)	(12,493)
Common equity Tier 1 capital	70,776	73,048
Tier 1 capital instruments	5,407	5,407
Tier 1 capital	76,183	78,455
Tier 2 capital instruments	2,941	2,940
Qualifying allowance for credit losses	6,647	6,605
Tier 2 capital	9,588	9,545
Total capital	$85,771	$88,000

Regulatory capital metrics
Risk-weighted assets	$516,287	$511,794
Adjusted average assets(2)	643,349	629,997
Total leverage exposure(3)	753,394	737,911
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
Capital Planning and Regulatory Stress Testing
During the second quarter and first six months of 2026, we repurchased $2.7 billion and $5.2 billion of our common stock, respectively.
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
On June 24, 2026, the Federal Reserve released the results of its supervisory stress tests for the 2026 cycle, which did not impact the Company’s stress capital buffer requirement.
For a description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K and for additional information on the potential impacts of proposed amendments and recent regulatory developments, see “Part I—Item 2. MD&A—Supervision and Regulation” in our Q1 2026 Form 10-Q.
Dividend Policy and Stock Purchases
In the first six months of 2026, we declared and paid common stock dividends of $1.0 billion, or $1.60 per share. We declared and paid $130 million of preferred stock dividends in the first six months of 2026.

34	Capital One Financial Corporation (COF)

The following table summarizes the dividends paid per share on our various preferred stock series in the first and second quarters of 2026.
Table 15: Preferred Stock Dividends Paid Per Share(1)

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2026
					Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800%	Quarterly	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625%	Quarterly	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375%	Quarterly	10.94	10.94
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250%	Quarterly	10.63	10.63
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	2,750.00	—
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to our BHC. As of June 30, 2026, funds available for dividend payments from the Bank were $2.5 billion. There can be no assurance that we will declare and pay any dividends to stockholders.

During the second quarter and first six months of 2026, we repurchased $2.7 billion and $5.2 billion of our common stock, respectively. The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and the amount of retained earnings, as well as regulatory considerations. The Board authorized stock repurchase program does not include specific price targets or number of shares, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 plans, does not have a set expiration date and may be modified, suspended or terminated at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report, and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation” and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries” in our 2025 Form 10-K.

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
We also engage in certain non-lending activities that may give rise to ongoing credit and counterparty settlement risk, including purchasing securities for our investment securities portfolio, entering into derivative transactions to manage our market risk exposure and to accommodate customers, extending short-term advances on syndication activity, including bridge financing transactions we have underwritten, depositing certain operational cash balances in other financial institutions, executing certain foreign exchange transactions and extending customer overdrafts. We provide additional information related to our investment securities portfolio under “Consolidated Balance Sheets Analysis—Investment Securities” and “Part I—Item 1. Financial Statements—Note 3—Investment Securities” as well as credit risk related to derivative transactions in “Part I—Item 1. Financial Statements—Note 9—Derivative Instruments and Hedging Activities.”

38	Capital One Financial Corporation (COF)

Geographic Composition
We market our credit card products throughout the U.S., the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our domestic credit card loan portfolio as of June 30, 2026 and December 31, 2025.
Table 16: Domestic Credit Card Loan Portfolio by Geographic Region

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$25,341	9.8%	$25,430	9.7%
Texas	22,958	8.9	23,197	8.8
Florida	19,732	7.6	20,050	7.7
New York	16,531	6.4	16,664	6.4
Pennsylvania	11,117	4.3	11,363	4.3
Illinois	10,787	4.2	11,001	4.2
Ohio	9,306	3.6	9,520	3.6
New Jersey	8,598	3.3	8,741	3.3
Georgia	8,274	3.2	8,429	3.2
North Carolina	7,367	2.8	7,429	2.8
Other	118,994	45.9	120,579	46.0
Total domestic credit card	$259,005	100.0%	$262,403	100.0%

39	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the U.S. due to our product and marketing approach. The table below presents the geographic profile of our auto loan portfolio as of June 30, 2026 and December 31, 2025.
Table 17: Auto Loan Portfolio by Geographic Region

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$11,889	13.3%	$10,802	12.9%
California	8,737	9.8	8,561	10.2
Florida	7,898	8.8	7,397	8.8
Ohio	4,383	4.9	4,014	4.8
Pennsylvania	3,993	4.5	3,806	4.6
Illinois	3,640	4.1	3,401	4.1
Georgia	3,601	4.0	3,330	4.0
North Carolina	2,963	3.3	2,746	3.3
New Jersey	2,586	2.9	2,603	3.1
New York	2,569	2.9	2,502	3.0
Other	37,052	41.5	34,438	41.2
Total auto	$89,311	100.0%	$83,600	100.0%

40	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the U.S. The table below presents the geographic profile of our commercial real estate loan portfolio as of June 30, 2026 and December 31, 2025.
Table 18: Commercial Real Estate Loan Portfolio by Region

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$12,363	36.0%	$12,149	36.1%
South	9,185	26.8	7,724	23.0
Pacific West	5,006	14.6	5,477	16.3
Mid-Atlantic	3,328	9.7	3,200	9.5
Mountain	2,397	7.0	2,719	8.1
Midwest	2,011	5.9	2,349	7.0
Total	$34,290	100.0%	$33,618	100.0%
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

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment by industry classification as of June 30, 2026 and December 31, 2025. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	June 30, 2026	December 31, 2025
Industry Classification:
Finance	43%	42%
Real Estate & Construction	25	25
Government & Education	8	8
Commercial Services	4	4
Health Care & Pharmaceuticals	3	3
Food & Beverage Manufacturing & Wholesale	3	3
Oil, Gas & Pipelines	2	2
Technology, Telecommunications & Media	2	2
Retail	2	2
Other	8	9
Total	100%	100%

42	Capital One Financial Corporation (COF)

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
Table 20 provides details on the credit scores of our domestic credit card, personal and auto loan portfolios as of June 30, 2026 and December 31, 2025.
Table 20: Credit Score Distribution

(Percentage of portfolio)	June 30, 2026	December 31, 2025
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	74%	73%
660 or below	26	27
Total	100%	100%
Personal loans—Refreshed FICO scores:(1)
Greater than 660	94%	94%
621 - 660	3	3
620 or below	3	3
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	49%	51%
621 - 660	19	19
620 or below	32	30
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic credit card and personal loan credit scores generally represent Fair Isaac Corporation (“FICO”) scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter and may be based on different versions of FICO over time. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category for Domestic credit card and 620 or below for personal loans.We do not use FICO scores in our corporate credit card business and therefore it is excluded from this disclosure.
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
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio, as of June 30, 2026 and December 31, 2025.
Table 21: 30+ Day Delinquencies

	June 30, 2026				December 31, 2025
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$8,770	3.39%	$8,770	3.39%	$10,471	3.99%	$10,471	3.99%
Personal loans	144	1.67	151	1.75	165	1.74	174	1.83
International card businesses	358	4.60	370	4.75	355	4.62	364	4.75
Total credit card	9,272	3.37	9,291	3.37	10,991	3.93	11,009	3.94
Consumer Banking:
Auto	3,862	4.32	4,288	4.80	4,371	5.23	4,842	5.79
Retail banking	14	1.15	23	1.95	13	1.09	19	1.60
Total consumer banking	3,876	4.28	4,311	4.76	4,384	5.17	4,861	5.73
Commercial Banking:
Commercial and multifamily real estate	158	0.46	338	0.98	55	0.16	117	0.35
Commercial and industrial	5	0.01	358	0.63	33	0.06	314	0.56
Total commercial banking	163	0.18	696	0.76	88	0.10	431	0.48
Total	$13,311	2.91	$14,298	3.13	$15,463	3.41	$16,301	3.59
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

44	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of June 30, 2026 and December 31, 2025.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$5,775	1.26%	$6,492	1.43%
60 – 89 days	3,359	0.74	3,773	0.83
> 90 days	5,164	1.13	6,036	1.33
Total	$14,298	3.13%	$16,301	3.59%
Geographic region:
Domestic	$13,928	3.05%	$15,937	3.51%
International	370	0.08	364	0.08
Total	$14,298	3.13%	$16,301	3.59%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of June 30, 2026 and December 31, 2025. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan segment:
Credit card	$4,391	1.59%	$5,352	1.91%
Total	$4,391	0.96	$5,352	1.18
Geographic region:
Domestic	$4,228	0.94%	$5,195	1.16%
International	163	2.10	157	2.05
Total	$4,391	0.96	$5,352	1.18
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

45	Capital One Financial Corporation (COF)

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
Table 24 presents our nonperforming loans by portfolio and other nonperforming assets as of June 30, 2026 and December 31, 2025. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
Personal loans	$10	0.12%	$12	0.13%
International card businesses	14	0.18	12	0.16
Total credit card	24	0.01	24	0.01
Consumer Banking:
Auto	546	0.61	566	0.68
Retail banking	18	1.59	17	1.45
Total consumer banking	564	0.62	583	0.69
Commercial Banking:
Commercial and multifamily real estate	443	1.29	320	0.95
Commercial and industrial	758	1.33	892	1.60
Total commercial banking	1,201	1.32	1,212	1.36
Total nonperforming loans held for investment(3)	1,789	0.39	1,819	0.40
Other nonperforming assets(4)	156	0.04	115	0.03
Total nonperforming assets	$1,945	0.43	$1,934	0.43
__________
(1)We recognized interest income for loans classified as nonperforming of $23 million and $20 million in the first six months of 2026 and 2025, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.90% and 0.95% as of June 30, 2026 and December 31, 2025, respectively.
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
Table 25 presents our net charge-off amounts and rates, by portfolio, in the second quarter and first six months of 2026 and 2025.
Table 25: Net Charge-Offs (Recoveries)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:(2)
Domestic credit card	$2,997	4.71%	$2,594	5.25%	$6,238	4.91%	$4,908	5.65%
Personal loans	83	3.77	42	3.47	172	3.79	42	3.46
International card businesses	112	5.82	92	5.17	201	5.24	177	5.10
Total credit card	3,192	4.71	2,728	5.20	6,611	4.88	5,127	5.60
Consumer Banking:
Auto	313	1.43	245	1.25	659	1.53	544	1.40
Retail banking	16	5.39	15	4.54	34	5.69	29	4.65
Total consumer banking	329	1.48	260	1.30	693	1.59	573	1.45
Commercial Banking:
Commercial and multifamily real estate	8	0.09	(4)	(0.06)	10	0.06	3	0.02
Commercial and industrial	113	0.80	76	0.55	175	0.62	93	0.33
Total commercial banking	121	0.53	72	0.33	185	0.41	96	0.22
Total net charge-offs	$3,642	3.23	$3,060	3.24	$7,489	3.34	$5,796	3.31
Average loans held for investment	$450,679		$378,157		$448,469		$350,425
__________
(1)Net charge-off rates are calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.
(2)Charge-offs exclude $19.4 billion of acquired Discover loans acquired in the second quarter of 2025 that were fully charged off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.

47	Capital One Financial Corporation (COF)

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

48	Capital One Financial Corporation (COF)

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the second quarter and first six months of 2026 and 2025, and details by portfolio for the provision for credit losses, charge-offs and recoveries.
Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2026
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2026	$18,806	$702	$541	$20,049	$2,026	$21	$2,047	$1,534	$23,630
Charge-offs	(4,182)	(116)	(160)	(4,458)	(683)	(19)	(702)	(123)	(5,283)
Recoveries(1)(2)	1,185	33	48	1,266	370	3	373	2	1,641
Net charge-offs	(2,997)	(83)	(112)	(3,192)	(313)	(16)	(329)	(121)	(3,642)
Provision for credit losses	2,292	37	145	2,474	429	15	444	62	2,980
Allowance build (release) for credit losses	(705)	(46)	33	(718)	116	(1)	115	(59)	(662)
Other changes(3)	—	—	(2)	(2)	—	—	—	—	(2)
Balance as of June 30, 2026	18,101	656	572	19,329	2,142	20	2,162	1,475	22,966
Reserve for unfunded lending commitments:
Balance as of March 31, 2026	—	—	—	—	—	—	—	133	133
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	9	9
Balance as of June 30, 2026	—	—	—	—	—	—	—	142	142
Combined allowance and reserve as of June 30, 2026	$18,101	$656	$572	$19,329	$2,142	$20	$2,162	$1,617	$23,108

	Six Months Ended June 30, 2026
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2025	$18,811	$731	$524	$20,066	$1,869	$23	$1,892	$1,451	$23,409
Charge-offs	(8,552)	(237)	(310)	(9,099)	(1,394)	(43)	(1,437)	(192)	(10,728)
Recoveries(1)(2)	2,314	65	109	2,488	735	9	744	7	3,239
Net charge-offs	(6,238)	(172)	(201)	(6,611)	(659)	(34)	(693)	(185)	(7,489)
Provision for credit losses	5,528	97	260	5,885	932	31	963	209	7,057
Allowance build (release) for credit losses	(710)	(75)	59	(726)	273	(3)	270	24	(432)
Other changes(3)	—	—	(11)	(11)	—	—	—	—	(11)
Balance as of June 30, 2026	18,101	656	572	19,329	2,142	20	2,162	1,475	22,966
Reserve for unfunded lending commitments:
Balance as of December 31, 2025	—	—	—	—	—	—	—	142	142
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2026	—	—	—	—	—	—	—	142	142
Combined allowance and reserve as of June 30, 2026	$18,101	$656	$572	$19,329	$2,142	$20	$2,162	$1,617	$23,108

49	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2025	$12,036	—	$474	$12,510	$1,845	$27	$1,872	$1,517	$15,899
Charge-offs(4)	(3,396)	$(56)	(138)	(3,590)	(593)	(19)	(612)	(81)	(4,283)
Recoveries(1)(2)	802	14	46	862	348	4	352	9	1,223
Net charge-offs	(2,594)	(42)	(92)	(2,728)	(245)	(15)	(260)	(72)	(3,060)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(5)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses(6)	10,200	826	72	11,098	238	14	252	90	11,440
Allowance build (release) for credit losses	7,193	762	(20)	7,935	(7)	(1)	(8)	18	7,945
Other changes(3)	—	—	29	29	—	—	—	—	29
Balance as of June 30, 2025	19,229	762	483	20,474	1,838	26	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of March 31, 2025	—	—	—	—	—	—	—	144	144
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(9)	(9)
Balance as of June 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of June 30, 2025	$19,229	$762	$483	$20,474	$1,838	$26	$1,864	$1,670	$24,008

	Six Months Ended June 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	—	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs(4)	(6,248)	$(56)	(264)	(6,568)	(1,249)	(39)	(1,288)	(119)	(7,975)
Recoveries(1)(2)	1,340	14	87	1,441	705	10	715	23	2,179
Net charge-offs	(4,908)	(42)	(177)	(5,127)	(544)	(29)	(573)	(96)	(5,796)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(5)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses(6)	12,056	826	142	13,024	523	30	553	231	13,808
Allowance build (release) for credit losses	6,735	762	(35)	7,462	(21)	1	(20)	135	7,577
Other changes(3)	—	—	38	38	—	—	—	—	38
Balance as of June 30, 2025	19,229	762	483	20,474	1,838	26	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(8)	(8)
Balance as of June 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of June 30, 2025	$19,229	$762	$483	$20,474	$1,838	$26	$1,864	$1,670	$24,008
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Third-party collection expenses of $252 million and $496 million for the three and six months ended June 30, 2026, respectively, and $170 million and $278 million for the three and six months ended June 30, 2025, respectively, are included in other non-interest expense.
(3)Primarily represents foreign currency translation adjustments.
(4)Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.

50	Capital One Financial Corporation (COF)

(5)Represents contractual rights to collect on recoveries of acquired Discover loans that were charged off.
(6)Amount includes the initial allowance for credit losses of $8.8 billion for non-purchased credit deteriorated (“non-PCD”) loans acquired in the Transaction.

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $144.1 billion and $144.0 billion as of June 30, 2026 and December 31, 2025, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, investment securities and FHLB borrowing capacity secured by loans.
As of June 30, 2026, we had available issuance capacity of $39.0 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of June 30, 2026, we had access to available contingent liquidity sources totaling $113.3 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Operations, FHLB and the Fixed Income Clearing Corporation - Government Securities Division (“FICC - GSD”).
As of June 30, 2026 and December 31, 2025, our funding sources totaled $529.6 billion and $526.8 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections. Both our investment securities available for sale and held to maturity are presented at fair value in the measurement of liquidity reserves.
Table 27 below presents the composition of our liquidity reserves as of June 30, 2026 and December 31, 2025.
Table 27: Liquidity Reserves

(Dollars in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$54,714	$57,434
Investment securities at fair value(1)	92,754	91,051
FHLB borrowing capacity secured by loans	4,047	4,447
Outstanding FHLB advances and letters of credit secured by loans and investment securities	(1,130)	(1,839)
Other encumbrances of investment securities	(6,281)	(7,121)
Total liquidity reserves	$144,104	$143,972
________
(1)    Includes investment securities that have been pledged or otherwise encumbered within the below Liquidity Reserves line items “Outstanding FHLB advances and letters of credit secured by loans and investment securities” and “Other encumbrances of investment securities.”
Our liquidity reserves as of June 30, 2026 remained relatively flat compared to December 31, 2025. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding Sources” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K for additional information on our management of liquidity risk.

51	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the U.S. (the “LCR Rule”). The LCR Rule requires both the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the second quarter of 2026 was 165%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the U.S. (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and qualitative discussion of its NSFR. Our average NSFR for the first and second quarters of 2026 were 137% and 136%, respectively, which exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our Capital One Multi-asset Execution Trust (“COMET”) that allows us to periodically offer and sell up to $24.0 billion of securitized debt obligations and a shelf registration associated with our Capital One Prime Auto Receivables Trusts (“COPAR”) that allows us to periodically offer and sell up to $18.6 billion of securitized debt obligations. These shelf registration statements are subject to periodic renewal and, thus, change, which may be reviewed by the SEC at the time of each such renewal. As part of each periodic renewal, we assess registered amounts under each shelf registration statement which may be updated as appropriate. As of June 30, 2026, we had $21.5 billion and $17.5 billion of available issuance capacity in our COMET and COPAR securitization programs, respectively.
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
As of June 30, 2026, we pledged loans and securities to the FHLB to secure a maximum borrowing capacity of $34.4 billion, of which $607 million was used. Our FHLB membership is supported by our investment in FHLB stock of $42 million and $89 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, we pledged loans to secure a borrowing capacity of $55.0 billion under the Federal Reserve Discount Window. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock of $2.6 billion as of both June 30, 2026 and December 31, 2025.
As a member of FICC - GSD, we have $23.9 billion of readily available borrowing capacity secured by securities from our investment portfolio as of June 30, 2026. Our FICC - GSD membership is supported by our investment in Depository Trust and Clearing Corporation common stock of $575 thousand and $488 thousand as of June 30, 2026 and December 31, 2025, respectively.

52	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for the second quarter and first six months of 2026 and 2025.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended June 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$39,759	$116	1.17%	$35,776	$108	1.20%
Saving deposits(2)	314,378	2,210	2.81	265,622	2,064	3.11
Time deposits	103,993	1,012	3.89	85,741	948	4.42
Total interest-bearing deposits	$458,130	$3,338	2.91	$387,139	$3,120	3.22

	Six Months Ended June 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$39,204	$230	1.17%	$36,030	$227	1.26%
Saving deposits(2)	311,873	4,473	2.87	246,805	3,832	3.11
Time deposits	103,983	2,022	3.89	79,791	1,776	4.45
Total interest-bearing deposits	$455,060	$6,725	2.96	$362,626	$5,835	3.22
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well capitalized, as defined under the federal banking regulatory guidelines, as of both June 30, 2026 and December 31, 2025. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
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

Short-Term Borrowings and Long-Term Debt
We also meet our funding needs through the issuance of senior and subordinated notes, securitized debt obligations and federal funds purchased and securities loaned or sold under agreements to repurchase. In addition, we have access to short-term and long-term FHLB advances secured by certain investment securities, multifamily real estate loans and commercial real estate loans.
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings decreased by $393 million to $694 million as of June 30, 2026 from December 31, 2025 primarily driven by net maturities of short-term FHLB advances, partially offset by an increase in repurchase agreements.
Our long-term funding primarily consists of securitized debt obligations, senior and subordinated notes and long-term FHLB advances. Our long-term funding decreased by $5.2 billion to $44.7 billion as of June 30, 2026 from December 31, 2025 primarily driven by net maturities of securitized debt, subordinated debt and long-term FHLB advances, partially offset by net issuances of unsecured senior debt. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long-term FHLB advances and their respective maturities or redemptions for the second quarter and first six months of 2026 and 2025.
Table 29: Long-Term Debt Funding Activities

	Issuances(1)(2)		Maturities/Redemptions(2)
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Securitized debt obligations	$1,093	$5,850	$3,858	$2,935
Senior and subordinated notes	—	6,783	2,521	—
Long-term FHLB advances	—	523	—	—
Total	$1,093	$13,156	$6,379	$2,935

	Issuances(1)(2)		Maturities/Redemptions(2)
	Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Securitized debt obligations	$1,093	$5,850	$5,421	$5,561
Senior and subordinated notes	3,000	8,533	2,939	3,447
Long-term FHLB advances	—	523	500	—
Total	$4,093	$14,906	$8,860	$9,008
__________
(1)Total issuances for the second quarter and first six months of 2025 include $13.2 billion of debt assumed in the Discover acquisition.
(2)Securitized debt obligations for the second quarter and first six months of 2026 include $1.1 billion of outstanding debt that was paid off immediately following the completion of the Brex acquisition.

54	Capital One Financial Corporation (COF)

Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2025 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 30 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of June 30, 2026 and December 31, 2025.
Table 30: Senior Unsecured Long-Term Debt Credit Ratings

	June 30, 2026		December 31, 2025
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB	BBB+	BBB	BBB+
Fitch	A-	A	A-	A

As of July 22, 2026, Moody’s Investors Service (“Moody’s”) has our credit ratings on a stable outlook, Standard & Poor’s (“S&P”) has our credit ratings on a positive outlook. On May 12, 2026, Fitch Ratings (“Fitch”) put our ratings on review for possible downgrade.
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
As of June 30, 2026 and December 31, 2025, our total unfunded lending commitments were $762.5 billion and $729.6 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of June 30, 2026 and December 31, 2025, we had $1.4 billion and $1.5 billion in aggregate operating lease obligations, respectively. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in our 2025 Form 10-K.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of June 30, 2026 and December 31, 2025, we had $4.0 billion and $3.8 billion, respectively, in aggregate purchase obligations.
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
Interest Rate Risk
Interest rate risk represents exposure to financial instruments whose values vary with the level or volatility of interest rates. We are exposed to interest rate risk primarily from the differences in the timing between the maturities or repricing of assets and liabilities. We manage our interest rate risk primarily by entering into interest rate swaps and other derivative instruments, which could include caps, floors, options, futures and forward contracts.
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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of June 30, 2026, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.25% and 4.00% at December 31, 2026 and 2027, respectively.
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

At the current level of interest rates, our projected 12-month net interest income is expected to remain largely unchanged in higher rate scenarios and decrease in lower rate scenarios. The decrease in lower rate scenarios is driven by lower interest income from our assets, including floating rate credit card and commercial loans, being partially offset by lower interest expense from our deposits and other liabilities, net of our interest rate hedges. The most significant driver in the decrease of our combined 12-month net interest income sensitivity as compared to December 31, 2025, was higher projected interest rates. As we incorporate the dynamic nature of deposit repricing, higher interest rates result in an increase in projected deposit betas under higher and lower rate scenarios.
Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of June 30, 2026, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.25% and 4.00% at December 31, 2026 and 2027, respectively.
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
Our current economic value of equity sensitivity profile demonstrates that our economic value of equity decreases in higher interest rate scenarios and increases in lower interest rate scenarios. The decrease in higher rate scenarios is due to the decline in the projected value of our fixed rate assets being only partially offset by corresponding movements in the projected value of our deposits and other liabilities. The pace of economic value of equity decrease is larger for the +200 bps scenario as our deposits are assumed to reprice more rapidly in higher interest rate environments. The most significant driver in the increase of our combined economic value of equity sensitivity as compared to December 31, 2025 was higher projected interest rates.

57	Capital One Financial Corporation (COF)

Table 31 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of June 30, 2026 and December 31, 2025.
Table 31: Interest Rate Sensitivity Analysis

	June 30, 2026	December 31, 2025
Estimated impact on projected baseline net interest income:
+200 bps	—%	1.0%
+100 bps	0.1	0.6
+50 bps	0.1	0.3
–50 bps	(0.1)	(0.3)
–100 bps	(0.1)	(0.7)
–200 bps	(1.1)	(2.7)
Estimated impact on economic value of equity:
+200 bps	(6.0)	(4.5)
+100 bps	(2.8)	(2.0)
+50 bps	(1.3)	(0.9)
–50 bps	1.2	0.7
–100 bps	2.3	1.2
–200 bps	3.6	1.1

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowing expose our earnings to foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowing and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding with interest accrued was 1.7 billion GBP and 1.5 billion GBP as of June 30, 2026 and December 31, 2025, respectively, and 953 million CAD and 1.1 billion CAD as of June 30, 2026 and December 31, 2025, respectively. Our nominal EUR-denominated borrowing outstanding with interest accrued was 500 million EUR and 505 million EUR as of June 30, 2026 and December 31, 2025, respectively.
Certain non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our primary exposure is to our U.K. and Canadian operations and the gross equity amounts were 2.4 billion GBP and 2.3 billion GBP as of June 30, 2026 and December 31, 2025, respectively, and 2.9 billion CAD and 2.8 billion CAD as of June 30, 2026 and December 31, 2025, respectively. Additionally, we have immaterial foreign translation exposure to a small number of other currencies.
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

SUPERVISION AND REGULATION
We provide information on our Supervision and Regulation in our 2025 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Q1 2026 Form 10-Q under “Part I—Item 2. MD&A—Supervision and Regulation.”

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

•changes and instability in the macroeconomic environment, resulting from factors that include, but are not limited to, monetary, fiscal and trade policy actions such as tariffs, geopolitical conflicts or instability, such as the war in Ukraine, the ongoing conflict in the Middle East and the political instability in Venezuela, labor shortages, government shutdowns, inflation and deflation, changes in energy costs, potential recessions, technology-driven disruption of certain industries, adverse developments impacting the U.S. or global banking industry, including a deterioration in private credit markets and potential spread to other credit markets, changing immigration policies, lower demand for credit, changes in deposit practices and payment patterns;

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

61	Capital One Financial Corporation (COF)

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

•our assumptions or estimates in our financial statements;

•the soundness of other financial institutions and other third parties, actual or perceived; and

•other risk factors identified from time to time in our public disclosures, including in the reports that we file with the SEC.

62	Capital One Financial Corporation (COF)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except as noted)	2026	2025	2026	2025
TCE (average):
Stockholders’ equity	$114,518	$86,918	$114,537	$74,647
Goodwill and other intangible assets(1)	(44,033)	(29,114)	(42,380)	(22,170)
Noncumulative perpetual preferred stock	(5,407)	(5,355)	(5,407)	(5,101)
TCE	$65,078	$52,449	$66,750	$47,376
Return on TCE (average):
Net income (loss) available to common stockholders	$2,935	$(4,340)	$5,016	$(2,998)
Income (loss) from discontinued operations, net of tax	—	(14)	(7)	(14)
Net income (loss) available to common stockholders less income (loss) from discontinued operations	2,935	(4,326)	5,023	(2,984)
TCE (average)	$65,078	$52,449	$66,750	$47,376
Return on TCE	18.04%	(32.99)%	15.05%	(12.60)%
Tangible assets (average):
Total assets	$682,079	$572,446	$679,050	$532,354
Goodwill and other intangible assets(1)	(44,033)	(29,114)	(42,380)	(22,170)
Tangible assets	$638,046	$543,332	$636,670	$510,184
Return on tangible assets (average):
Net income (loss)	$3,020	$(4,277)	$5,194	$(2,873)
Income (loss) from discontinued operations, net of tax	—	(14)	(7)	(14)
Net income (loss) less income (loss) from discontinued operations, net of tax	3,020	(4,263)	5,201	(2,859)
Tangible assets (average)	$638,046	$543,332	$636,670	$510,184
Return on tangible assets	1.89%	(3.14)%	1.63%	(1.12)%

63	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	June 30, 2026	June 30, 2025	December 31, 2025
TCE (period-end):
Stockholders’ equity	$113,793	$110,956	$113,616
Goodwill and other intangible assets(1)	(43,840)	(42,012)	(40,876)
Noncumulative perpetual preferred stock	(5,407)	(5,407)	(5,407)
TCE	$64,546	$63,537	$67,333
Tangible assets (period-end):
Total assets	$673,835	$658,968	$669,009
Goodwill and other intangible assets(1)	(43,840)	(42,012)	(40,876)
Tangible assets	$629,995	$616,956	$628,133
Tangible book value per common share:
TCE (period-end)	$64,546	$63,537	$67,333
Outstanding common shares	613.5	639.5	625.1
Tangible book value per common share	$105.21	$99.35	$107.72
TCE ratio
TCE (period-end)	$64,546	$63,537	$67,333
Tangible assets (period-end)	629,995	616,956	628,133
TCE ratio	10.2%	10.3%	10.7%
__________
(1)Includes impact of related deferred taxes.

64	Capital One Financial Corporation (COF)

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
Basel III standardized approach: The Basel III Capital Rules modified Basel I to create the Basel III standardized approach.
Brex: A payment services fintech company that specializes in streamlining the process for businesses to issue corporate cards, automate expense management and make secure, real-time payments.
Brex acquisition: On April 7, 2026, we completed the acquisition of Brex pursuant to the terms of an Agreement and Plan of Merger and Reorganization dated January 22, 2026.
Brex Closing Date: The acquisition of Brex was completed on April 7, 2026.
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
Closing Date: The Discover acquisition was completed on May 18, 2025.
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

65	Capital One Financial Corporation (COF)

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
Discover: Discover Financial Services, a Delaware corporation.
Discover Card Product Misclassification: Discover’s incorrect classification of certain credit card accounts into its highest merchant and merchant acquirer pricing tier.
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
Globally Systematically Important Bank Surcharge (“G-SIB Surcharge”): The capital buffer imposed on U.S. banking organizations designated as global systematically important banks (“G-SIBs”) under the Federal Reserve’s capital framework. The surcharge increases a G-SIB’s minimum Common Equity Tier 1 (“CET1”) capital requirement based on its systematic risk score, which considers factors such as size, interconnectedness, complexity, cross-jurisdictional activity, and sustainability.
Interest rate sensitivity: The exposure to interest rate movements.
Interest rate swaps: Contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that we use in our asset/liability management activities.

66	Capital One Financial Corporation (COF)

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

67	Capital One Financial Corporation (COF)

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
This Report: Quarterly Report on Form 10-Q for the period ended June 30, 2026.
Transaction or Discover acquisition: On May 18, 2025, we completed the acquisition of Discover in an all-stock transaction as outlined in the Merger Agreement dated February 19, 2024.
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

68	Capital One Financial Corporation (COF)

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
ICE: Intercontinental Exchange
IRM: Independent Risk Management
LCH: LCH Group

69	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

70	Capital One Financial Corporation (COF)

71	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share-related data)	2026	2025	2026	2025
Interest income:
Loans, including loans held for sale	$14,911	$12,449	$29,646	$22,606
Investment securities	850	784	1,682	1,554
Other	624	595	1,288	1,086
Total interest income	16,385	13,828	32,616	25,246
Interest expense:
Deposits	3,338	3,120	6,725	5,835
Securitized debt obligations	117	164	258	340
Senior and subordinated notes	535	535	1,067	1,040
Other borrowings	21	14	47	23
Total interest expense	4,011	3,833	8,097	7,238
Net interest income	12,374	9,995	24,519	18,008
Provision for credit losses	2,989	11,430	7,057	13,799
Net interest income (loss) after provision for credit losses	9,385	(1,435)	17,462	4,209
Non-interest income:
Discount and interchange fees, net	2,256	1,478	4,220	2,701
Service charges and other customer-related fees	808	658	1,617	1,167
Other	412	361	725	616
Total non-interest income	3,476	2,497	6,562	4,484
Non-interest expense:
Salaries and associate benefits	3,769	2,999	7,440	5,545
Occupancy and equipment	969	737	1,836	1,352
Marketing	1,661	1,345	3,158	2,547
Professional services	667	653	1,252	1,090
Communications and data processing	489	413	985	812
Amortization of intangibles	507	271	999	287
Other	981	573	1,837	1,260
Total non-interest expense	9,043	6,991	17,507	12,893
Income (loss) from continuing operations before income taxes	3,818	(5,929)	6,517	(4,200)
Income tax provision (benefit)	798	(1,666)	1,316	(1,341)
Income (loss) from continuing operations, net of tax	3,020	(4,263)	5,201	(2,859)
Income (loss) from discontinued operations, net of tax	—	(14)	(7)	(14)
Net income (loss)	3,020	(4,277)	5,194	(2,873)
Dividends and undistributed earnings allocated to participating securities	(28)	(4)	(48)	(9)
Preferred stock dividends	(57)	(65)	(130)	(122)
Discount on redeemed preferred stock	—	6	—	6
Net income (loss) available to common stockholders	$2,935	$(4,340)	$5,016	$(2,998)
Basic earnings per common share:
Net income (loss) from continuing operations	$4.73	$(8.55)	$8.08	$(6.71)
Net income (loss) from discontinued operations	—	(0.03)	(0.01)	(0.03)
Net income (loss) per basic common share	$4.73	$(8.58)	$8.07	$(6.74)
Diluted earnings per common share:
Net income (loss) from continuing operations	$4.73	$(8.55)	$8.08	$(6.71)
Net income (loss) from discontinued operations	—	(0.03)	(0.01)	(0.03)
Net income (loss) per diluted common share	$4.73	$(8.58)	$8.07	$(6.74)

See Notes to Consolidated Financial Statements.
72	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net income (loss)	$3,020	$(4,277)	$5,194	$(2,873)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available for sale	4	254	(230)	1,325
Net unrealized gains (losses) on hedging relationships	(417)	392	(584)	1,062
Foreign currency translation adjustments	(6)	64	(19)	80
Other	(2)	—	1	—
Other comprehensive income (loss), net of tax	(421)	710	(832)	2,467
Comprehensive income (loss)	$2,599	$(3,567)	$4,362	$(406)

See Notes to Consolidated Financial Statements.
73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,834	$3,031
Interest-bearing deposits and other short-term investments	49,880	54,403
Total cash and cash equivalents	54,714	57,434
Restricted cash for securitization investors	1,167	4,659
Investment securities:
Investment securities available for sale (amortized cost basis of $97.0 billion and $97.7 billion as of June 30, 2026 and December 31, 2025, respectively; allowance for credit losses of $3 million as of both June 30, 2026 and December 31, 2025)	90,041	91,051
Investment securities held to maturity	2,737	—
Total investment securities	92,778	91,051
Loans held for investment:
Unsecuritized loans held for investment	431,440	425,665
Loans held in consolidated trusts	25,728	27,957
Total loans held for investment	457,168	453,622
Allowance for credit losses	(22,966)	(23,409)
Net loans held for investment	434,202	430,213
Loans held for sale ($206 million and $755 million carried at fair value as of June 30, 2026 and December 31, 2025, respectively)	264	760
Premises and equipment, net	6,244	5,602
Interest receivable	3,432	3,492
Goodwill	31,866	28,509
Other intangible assets	16,077	16,578
Other assets	33,091	30,711
Total assets	$673,835	$669,009

Liabilities:
Interest payable	$816	$844
Deposits:
Non-interest-bearing deposits	27,793	27,385
Interest-bearing deposits	456,464	448,386
Total deposits	484,257	475,771
Securitized debt obligations	8,502	12,853
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	694	587
Senior and subordinated notes	35,620	36,001
Other borrowings	555	1,559
Total other debt	36,869	38,147
Other liabilities	29,598	27,778
Total liabilities	560,042	555,393
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 4,980,700 shares issued and outstanding as of both June 30, 2026 and December 31, 2025)	—	—
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 714,105,102 and 708,546,381 shares issued as of June 30, 2026 and December 31, 2025, respectively; 613,484,836 and 625,102,271 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	7	7
Additional paid-in capital, net	65,105	64,031
Retained earnings	69,250	65,192
Accumulated other comprehensive loss	(6,300)	(5,468)
Treasury stock, at cost (par value $0.01 per share; 100,620,266 and 83,444,110 shares as of June 30, 2026 and December 31, 2025, respectively)	(14,269)	(10,146)
Total stockholders’ equity	113,793	113,616
Total liabilities and stockholders’ equity	$673,835	$669,009

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	4,980,700	$—	708,546,381	$7	$64,031	$65,192	$(5,468)	$(10,146)	$113,616
Comprehensive income (loss)						2,174	(411)		1,763
Dividends—common stock(1)			16,317	—	3	(505)			(502)
Dividends—preferred stock						(73)			(73)
Purchases of treasury stock								(2,793)	(2,793)
Issuances of common stock and restricted stock, net of forfeitures			4,117,161	—	119				119
Exercises of stock options			15,553	—	1				1
Compensation expense for restricted stock units					130				130
Balance as of March 31, 2026	4,980,700	$—	712,695,412	$7	$64,284	$66,788	$(5,879)	$(12,939)	$112,261
Comprehensive income (loss)						3,020	(421)		2,599
Dividends—common stock(1)			4,141	—	1	(501)			(500)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,747)	(2,747)
Issuances of common stock and restricted stock, net of forfeitures			1,405,549	—	139				139
Reissuance of treasury stock related to acquisitions					461			1,417	1,878
Compensation expense for restricted stock units					207				207
Fair value of purchase consideration related to restricted stock units					13				13
Balance as of June 30, 2026	4,980,700	$—	714,105,102	$7	$65,105	$69,250	$(6,300)	$(14,269)	$113,793

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,975,000	$—	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income						1,404	1,757		3,161
Dividends—common stock(1)			12,211	—	2	(236)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(375)	(375)
Issuances of common stock and restricted stock, net of forfeitures			3,572,356	—	93				93
Exercises of stock options			14,070	—	1				1
Compensation expense for restricted stock units					169				169
Balance as of March 31, 2025	4,975,000	$—	705,823,311	$7	$36,693	$65,616	$(7,529)	$(31,245)	$63,542
Comprehensive income (loss)						(4,277)	710		(3,567)
Dividends—common stock(1)			2,163	—	—	(388)			(388)
Dividends—preferred stock						(65)			(65)
Purchases of treasury stock								(167)	(167)
Issuances of common stock and restricted stock, net of forfeitures			903,641	—	111				111
Reissuance of treasury stock related to acquisitions					25,763			24,823	50,586
Issuances of preferred stock related to acquisitions	10,700	—			1,068				1,068
Redemptions of preferred stock	(5,000)	—			(506)	6			(500)
Compensation expense for restricted stock units					214				214
Fair value of purchase consideration related to restricted stock units					122				122
Balance as of June 30, 2025	4,980,700	$—	706,729,115	$7	$63,465	$60,892	$(6,819)	$(6,589)	$110,956
__________
(1)We declared dividends per share on our common stock of $0.80 and $0.60 in the second quarter of 2026 and 2025, respectively, and $1.60 and $1.20 in the first six months of 2026 and 2025, respectively

See Notes to Consolidated Financial Statements.
76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Operating activities:
Income (loss) from continuing operations, net of tax	$5,201	$(2,859)
Loss from discontinued operations, net of tax	(7)	(14)
Net income (loss)	5,194	(2,873)
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	7,057	13,799
Depreciation and amortization, net	3,095	1,823
Deferred tax provision	311	(2,262)
Stock-based compensation expense	346	402
Other, net	24	68
Loans held for sale:
Originations and purchases	(1,932)	(2,297)
Proceeds from sales and paydowns	2,495	2,394
Changes in operating assets and liabilities:
Changes in interest receivable	63	85
Changes in other assets	(1,591)	(717)
Changes in interest payable	(28)	(125)
Changes in other liabilities	(567)	538
Net change from discontinued operations	—	(102)
Net cash from operating activities	$14,467	$10,733
Investing activities:
Investment securities available for sale:
Purchases	(9,729)	(6,627)
Proceeds from paydowns and maturities	9,542	8,910
Proceeds from sales	662	1
Investment securities held to maturity:
Purchases	(2,498)	—
Proceeds from paydowns and maturities	34	—
Proceeds from sales of securities related to the Transaction	—	9,696
Net changes in loans originated as held for investment	(10,483)	(9,619)
Changes in premises and equipment	(920)	(747)
Net cash (used) received in acquisitions	(2,201)	16,464
Net cash used in other investing activities	(873)	(762)
Net cash from (used in) investing activities	$(16,466)	$17,316

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Financing activities:
Deposits and borrowings:
Changes in deposits	$8,469	$(1,468)
Issuance of long-term debt	2,988	1,742
Maturities and paydowns of long-term debt	(8,860)	(9,008)
Changes in other borrowings	(397)	173
Common stock:
Net proceeds from issuances	258	204
Dividends paid	(1,002)	(622)
Preferred stock:
Dividends paid	(130)	(122)
Redemptions	—	(500)
Purchases of treasury stock	(5,540)	(542)
Proceeds from share-based payment activities	1	1
Net cash used in financing activities	(4,213)	(10,142)
Changes in cash, cash equivalents and restricted cash for securitization investors	(6,212)	17,907
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	62,093	43,671
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$55,881	$61,578

Supplemental cash flow information:
Interest paid	$7,941	$6,604
Income taxes paid	742	221
Non-cash item:
Reissuance of treasury stock, issuance of preferred stock and stock-based compensation awards related to acquisitions	$1,891	$51,790

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

79	Capital One Financial Corporation (COF)

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
As of June 30, 2026, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Note 2—Business Combinations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”

We offer credit cards, debit cards, bank lending, treasury management and depository services, auto loans, and other consumer lending products in markets across the United States (“U.S.”). We service banking customer accounts through digital channels and our network of branch locations, cafés, call centers and automated teller machines (“ATMs”). Additionally, through the acquisition of Discover, we acquired new products, including personal loans as well as the Discover Network, the PULSE Network and Diners Club (collectively, the “Global Payment Network”).

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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in Capital One Financial Corporation’s 2025 Annual Report on Form 10-K (“2025 Form 10-K”) and the notes included in our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

80	Capital One Financial Corporation (COF)

NOTE 2—BUSINESS COMBINATIONS
Discover Acquisition
On February 19, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among Capital One, Discover, a Delaware corporation and Vega Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”). On May 18, 2025, the Company closed the acquisition of Discover, pursuant to which (i) Merger Sub merged with and into Discover, with Discover as the surviving entity in the merger (the “Merger”); (ii) immediately following the Merger, Discover, as the surviving entity, merged with and into Capital One, with Capital One as the surviving entity in the second-step merger (the “Second Step Merger”); and (iii) immediately following the Second Step Merger, Discover Bank, a Delaware-chartered and wholly owned subsidiary of Discover, merged with and into CONA, with CONA as the surviving entity in the merger (the “CONA Bank Merger,” and collectively with the Merger and Second Step Merger, the “Transaction” or “Discover acquisition”).
For the three and six months ended June 30, 2026, we incurred $298 million and $713 million of Discover integration expenses. Discover integration expenses are primarily salaries and associate benefits and professional services and are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $2.1 billion of Discover integration expenses as of June 30, 2026.
For additional information on the Transaction, see “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” in our 2025 Form 10-K.
Brex Acquisition
On April 7, 2026 (the “Brex Closing Date”), the Company completed its previously announced acquisition of Brex Inc., a Delaware corporation (“Brex” and such acquisition, the “Brex acquisition”), pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of January 22, 2026 with Brex and certain other parties thereto. Brex offers businesses solutions to issue corporate cards, automate expense management and make secure, real-time payments. The Brex acquisition enhances the Company’s offerings in the business payments marketplace. The total consideration paid to Brex shareholders for the acquisition was approximately $4.5 billion and included $2.6 billion of cash consideration and 10.6 million shares of common stock, par value $0.01 per share, of the Company with a fair value of $1.9 billion. The consideration is also subject to customary post-closing adjustments. The Company recognized approximately $5.8 billion in assets, primarily consisting of $3.1 billion in goodwill, $815 million of loans, $725 million of cash and cash equivalents, $510 million of developed technology to be amortized over five years, and $432 million of customer relationship and other intangible assets to be amortized over ten to twelve years. Results of Brex are included within Domestic Card, part of our Credit Card segment.
In the three and six months ended June 30, 2026, we incurred $96 million of integration expenses related to the Brex acquisition. The integration expenses are primarily driven by salaries and associate benefits and professional services and are included within operating expenses in our consolidated statements of income.
The Brex acquisition was accounted for as a business combination in accordance with Topic 805, Business Combinations, with the Company as the accounting acquirer. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their respective fair values as of the Brex Closing Date, unless otherwise required. The determination of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change. Fair value estimates related to the assets acquired and liabilities assumed are provisional as of June 30, 2026. The following table 2.1 presents the allocation of purchase consideration to assets acquired and liabilities assumed as of the Brex Closing Date.

81	Capital One Financial Corporation (COF)

Table 2.1: Allocation of Purchase Consideration

(in millions, except share and per share data)	Fair Value as of April 7, 2026
Purchase consideration:
Fair value of Capital One stock transferred(1)	1,891
Fair value of cash consideration transferred	2,630
Fair value of purchase consideration	$4,521
Allocation of purchase consideration to net assets acquired:
Preliminary fair value of assets acquired(2)	2,774
Preliminary fair value of liabilities assumed(3)	1,322
Preliminary fair value of net assets acquired	$1,452
Preliminary Goodwill(4)	$3,069
________
(1)Includes $13 million of purchase consideration related to restricted stock units.
(2)Includes $815 million of loans, $510 million of developed technology and $432 million of intangible assets.
(3)Includes $1.1 billion of outstanding debt that was paid off immediately following the completion of the Brex acquisition.
(4)Given the Brex acquisition was structured as a nontaxable corporate reorganization, the resulting goodwill is not deductible for income tax purposes. The goodwill associated with the Brex acquisition has been preliminarily allocated to the Credit Card ($2.4 billion) and Consumer Banking segments ($710 million) as of June 30, 2026.

82	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following debt securities: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other debt securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of June 30, 2026 and December 31, 2025, respectively.
The table below presents the amortized cost basis, allowance for credit losses, gross unrealized gains and losses and fair value of our investment securities aggregated by major security type as of June 30, 2026 and December 31, 2025. Accrued interest receivable of $348 million and $327 million as of June 30, 2026 and December 31, 2025, respectively, is not included in the table below.
Table 3.1: Investment Securities

	June 30, 2026
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,157	$—	$31	$(12)	$9,176
RMBS:
Agency	74,505	—	224	(6,880)	67,849
Non-agency	506	(3)	56	(2)	557
Total RMBS	75,011	(3)	280	(6,882)	68,406
Agency CMBS	7,890	—	29	(347)	7,572
Other securities(1)	4,896	—	3	(12)	4,887
Total investment securities available for sale	$96,954	$(3)	$343	$(7,253)	$90,041
Investment securities held to maturity:
Agency RMBS	$2,342	$—	$1	$(20)	$2,323
U.S. Treasury securities	395	—	—	(5)	390
Total investment securities held to maturity	$2,737	$—	$1	$(25)	$2,713

	December 31, 2025
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,958	$—	$55	$—	$10,013
RMBS:
Agency	75,561	—	322	(6,742)	69,141
Non-agency	525	(3)	67	(2)	587
Total RMBS	76,086	(3)	389	(6,744)	69,728
Agency CMBS	8,201	—	35	(344)	7,892
Other securities(1)	3,411	—	7	—	3,418
Total investment securities available for sale	$97,656	$(3)	$486	$(7,088)	$91,051
__________
(1)Includes $2.5 billion and $1.9 billion of asset-backed securities (“ABS”) as of June 30, 2026 and December 31, 2025, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

83	Capital One Financial Corporation (COF)

Investment Securities Available for Sale in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our investment securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025. The amounts include investment securities available for sale without an allowance for credit losses.
Table 3.2: Investment Securities Available for Sale in a Gross Unrealized Loss Position

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$3,067	$(12)	$—	$—	$3,067	$(12)
RMBS:
Agency	8,763	(100)	41,789	(6,780)	50,552	(6,880)
Non-agency	4	—	5	—	9	—
Total RMBS	8,767	(100)	41,794	(6,780)	50,561	(6,880)
Agency CMBS	1,154	(9)	4,042	(338)	5,196	(347)
Other securities	3,717	(12)	—	—	3,717	(12)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$16,705	$(133)	$45,836	$(7,118)	$62,541	$(7,251)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$—	$—	$588	$—	$588	$—
RMBS:
Agency	1,063	(4)	46,859	(6,738)	47,922	(6,742)
Non-agency	2	—	4	—	6	—
Total RMBS	1,065	(4)	46,863	(6,738)	47,928	(6,742)
Agency CMBS	698	(2)	4,795	(342)	5,493	(344)
Other securities	425	—	—	—	425	—
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$2,188	$(6)	$52,246	$(7,080)	$54,434	$(7,086)
__________
(1)    Consists of approximately 2,450 and 2,270 securities in gross unrealized loss positions as of June 30, 2026 and December 31, 2025, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of June 30, 2026, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost basis and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average

84	Capital One Financial Corporation (COF)

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
Table 3.3: Contractual Maturities and Weighted-Average Yields of Investment Securities

	June 30, 2026
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available for sale:
U.S. Treasury securities	$425	$4,171	$4,580	$—	$9,176
RMBS(1):
Agency	6	144	1,490	66,209	67,849
Non-agency	—	—	58	499	557
Total RMBS	6	144	1,548	66,708	68,406
Agency CMBS(1)	734	2,752	2,452	1,634	7,572
Other securities	860	3,912	17	98	4,887
Total investment securities available for sale	$2,025	$10,979	$8,597	$68,440	$90,041
Amortized cost basis of investment securities available for sale	$2,028	$11,086	$8,797	$75,043	$96,954
Weighted-average yield for investment securities available for sale	3.95%	3.66%	3.56%	3.56%	3.58%
Amortized cost basis of investment securities held to maturity:
Agency RMBS(1)	—	—	—	2,342	2,342
U.S. Treasury securities	—	—	395	—	395
Total investment securities held to maturity	$—	$—	$395	$2,342	$2,737
Fair value of investment securities held to maturity	$—	$—	$390	$2,323	$2,713
Weighted-average yield for investment securities held to maturity	—%	—%	4.09%	4.02%	4.03%
__________
(1)As of June 30, 2026, the weighted-average expected maturities of RMBS and Agency CMBS were 7.7 years and 4.3 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
For the three and six months ended June 30, 2026, total proceeds from the sale of investment securities available for sale were $594 million and $662 million, respectively, with immaterial gains. For the three and six months ended June 30, 2025, total proceeds from sales of our securities were $9.7 billion with immaterial losses related to the Transaction.
Securities Pledged and Received
We pledged investment securities with a carrying value totaling $39.2 billion and $39.7 billion as of June 30, 2026 and December 31, 2025, respectively. These securities are primarily pledged to support our advances from the Federal Home Loan Bank (“FHLB”) and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of less than $1 million as of both June 30, 2026 and December 31, 2025, related to our derivative transactions.

85	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $3.1 billion as of both June 30, 2026 and December 31, 2025, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of June 30, 2026 and December 31, 2025. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	June 30, 2026
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$250,235	$2,682	$1,902	$4,186	$8,770	$259,005
Personal loans	8,468	61	46	44	151	8,619
International card businesses	7,414	122	76	172	370	7,784
Total credit card	266,117	2,865	2,024	4,402	9,291	275,408
Consumer Banking:
Auto	85,023	2,821	1,189	278	4,288	89,311
Retail banking	1,133	16	2	5	23	1,156
Total consumer banking	86,156	2,837	1,191	283	4,311	90,467
Commercial Banking:
Commercial and multifamily real estate	33,952	73	104	161	338	34,290
Commercial and industrial	56,645	—	40	318	358	57,003
Total commercial banking	90,597	73	144	479	696	91,293
Total loans(1)	$442,870	$5,775	$3,359	$5,164	$14,298	$457,168
% of Total loans	96.87%	1.26%	0.74%	1.13%	3.13%	100.00%

86	Capital One Financial Corporation (COF)

	December 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$251,932	$3,015	$2,308	$5,148	$10,471	$262,403
Personal loans	9,325	72	53	49	174	9,499
International card businesses	7,304	117	83	164	364	7,668
Total credit card	268,561	3,204	2,444	5,361	11,009	279,570
Consumer Banking:
Auto	78,758	3,165	1,323	354	4,842	83,600
Retail banking	1,171	12	2	5	19	1,190
Total consumer banking	79,929	3,177	1,325	359	4,861	84,790
Commercial Banking:
Commercial and multifamily real estate	33,501	54	1	62	117	33,618
Commercial and industrial	55,330	57	3	254	314	55,644
Total commercial banking	88,831	111	4	316	431	89,262
Total loans(1)	$437,321	$6,492	$3,773	$6,036	$16,301	$453,622
% of Total loans	96.41%	1.43%	0.83%	1.33%	3.59%	100.00%
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $1.1 billion and $980 million as of June 30, 2026 and December 31, 2025, respectively.

87	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of June 30, 2026 and December 31, 2025. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $4 million and $23 million for the three and six months ended June 30, 2026, respectively, and $3 million and $20 million for the three and six months ended June 30, 2025, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	June 30, 2026			December 31, 2025
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$4,186	N/A	$—	$5,148	N/A	$—
Personal loans	42	$10	—	47	$12	—
International card businesses	163	14	—	157	12	—
Total credit card	4,391	24	—	5,352	24	—
Consumer Banking:
Auto	—	546	—	—	566	—
Retail banking	—	18	7	—	17	4
Total consumer banking	—	564	7	—	583	4
Commercial Banking:
Commercial and multifamily real estate	—	443	260	—	320	191
Commercial and industrial	—	758	445	—	892	527
Total commercial banking	—	1,201	705	—	1,212	718
Total	$4,391	$1,789	$712	$5,352	$1,819	$722
% of Total loans held for investment	0.96%	0.39%	0.16%	1.18%	0.40%	0.16%

88	Capital One Financial Corporation (COF)

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
The tables below present our Credit Card segment by delinquency status as of June 30, 2026 and December 31, 2025.
Table 4.3: Domestic and International Credit Card Delinquency Status

	June 30, 2026			December 31, 2025
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$248,429	$1,806	$250,235	$250,332	$1,600	$251,932
30-59 days	2,587	95	2,682	2,925	90	3,015
60-89 days	1,831	71	1,902	2,233	75	2,308
Greater than 90 days	4,072	114	4,186	5,016	132	5,148
Total domestic credit card	256,919	2,086	259,005	260,506	1,897	262,403

International card businesses:
Current	7,369	45	7,414	7,260	44	7,304
30-59 days	117	5	122	112	5	117
60-89 days	73	3	76	80	3	83
Greater than 90 days	168	4	172	158	6	164
Total international card businesses	$7,727	$57	$7,784	$7,610	$58	$7,668

89	Capital One Financial Corporation (COF)

Table 4.4: Personal Loans Delinquency Status

	June 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$1,704	$3,131	$1,957	$1,095	$424	$157	$8,468	$—	$—	$8,468
30-59 days	2	16	19	15	6	3	61	—	—	61
60-89 days	1	13	14	11	5	2	46	—	—	46
Greater than 90 days	1	9	13	13	6	2	44	—	—	44
Total personal loans	$1,708	$3,169	$2,003	$1,134	$441	$164	$8,619	$—	$—	$8,619

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$4,050	$2,727	$1,614	$658	$208	$68	$9,325	$—	$—	$9,325
30-59 days	14	22	22	10	3	1	72	—	—	72
60-89 days	8	17	16	8	3	1	53	—	—	53
Greater than 90 days	5	16	17	8	2	1	49	—	—	49
Total personal loans	$4,077	$2,782	$1,669	$684	$216	$71	$9,499	$—	$—	$9,499

90	Capital One Financial Corporation (COF)

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
The table below presents loans held for investment in our Consumer Banking segment loans held for investment by credit quality indicator as of June 30, 2026 and December 31, 2025. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.5: Consumer Banking Portfolio by Vintage Year

	June 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$11,139	$14,547	$9,302	$3,945	$3,232	$1,853	$44,018	$—	$—	$44,018
621-660	4,131	5,724	3,267	1,751	1,207	730	16,810	—	—	16,810
620 or below	7,761	10,714	4,892	2,515	1,530	1,071	28,483	—	—	28,483
Total auto	23,031	30,985	17,461	8,211	5,969	3,654	89,311	—	—	89,311

Retail banking—Delinquency status:
Current	67	80	121	65	74	395	802	329	2	1,133
30-59 days	—	3	1	—	—	4	8	8	—	16
60-89 days	—	—	—	—	—	—	—	2	—	2
Greater than 90 days	—	1	2	1	—	1	5	—	—	5
Total retail banking	67	84	124	66	74	400	815	339	2	1,156
Total consumer banking	$23,098	$31,069	$17,585	$8,277	$6,043	$4,054	$90,126	$339	$2	$90,467

91	Capital One Financial Corporation (COF)

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,601	$11,622	$5,209	$4,634	$2,706	$512	$42,284	$—	$—	$42,284
621-660	6,691	4,002	2,258	1,683	988	263	15,885	—	—	15,885
620 or below	12,319	5,947	3,213	2,115	1,290	547	25,431	—	—	25,431
Total auto	36,611	21,571	10,680	8,432	4,984	1,322	83,600	—	—	83,600

Retail banking—Delinquency status:
Current	103	126	69	78	40	411	827	341	3	1,171
30-59 days	1	—	—	—	—	1	2	10	—	12
60-89 days	—	—	—	—	—	1	1	1	—	2
Greater than 90 days	—	—	—	—	—	2	2	3	—	5
Total retail banking	104	126	69	78	40	415	832	355	3	1,190
Total consumer banking	$36,715	$21,697	$10,749	$8,510	$5,024	$1,737	$84,432	$355	$3	$84,790
__________
(1)Amounts represent period-end loans held for investment in each credit score category. Auto loan credit scores generally represent average FICO scores obtained from three credit bureaus at the time of application and are not refreshed thereafter. Balances for which no credit score is available or the credit score is invalid are included in the 620 or below category.

92	Capital One Financial Corporation (COF)

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
The following table presents loans held for investment for our Commercial Banking segment by internal risk ratings as of June 30, 2026 and December 31, 2025. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.6: Commercial Banking Portfolio by Internal Risk Ratings

	June 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$1,923	$2,259	$1,252	$1,564	$2,638	$4,895	$14,531	$17,611	$50	$32,192
Criticized performing	—	—	153	70	381	929	1,533	33	89	1,655
Criticized nonperforming	—	9	23	—	—	411	443	—	—	443
Total commercial and multifamily real estate	1,923	2,268	1,428	1,634	3,019	6,235	16,507	17,644	139	34,290
Commercial and industrial
Noncriticized	4,283	7,144	4,433	4,280	6,551	8,576	35,267	18,534	41	53,842
Criticized performing	1	169	267	232	514	688	1,871	532	—	2,403
Criticized nonperforming	—	4	65	8	112	391	580	127	51	758
Total commercial and industrial	4,284	7,317	4,765	4,520	7,177	9,655	37,718	19,193	92	57,003
Total commercial banking	$6,207	$9,585	$6,193	$6,154	$10,196	$15,890	$54,225	$36,837	$231	$91,293

93	Capital One Financial Corporation (COF)

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,288	$1,516	$2,034	$3,178	$1,357	$4,573	$14,946	$16,352	$140	$31,438
Criticized performing	—	172	145	428	109	975	1,829	29	2	1,860
Criticized nonperforming	10	17	—	—	76	217	320	—	—	320
Total commercial and multifamily real estate	2,298	1,705	2,179	3,606	1,542	5,765	17,095	16,381	142	33,618
Commercial and industrial
Noncriticized	8,077	5,391	4,623	7,531	3,284	6,667	35,573	16,643	219	52,435
Criticized performing	3	162	185	391	726	309	1,776	541	—	2,317
Criticized nonperforming	12	71	12	158	246	196	695	162	35	892
Total commercial and industrial	8,092	5,624	4,820	8,080	4,256	7,172	38,044	17,346	254	55,644
Total commercial banking	$10,390	$7,329	$6,999	$11,686	$5,798	$12,937	$55,139	$33,727	$396	$89,262
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
The following tables present the major modification types, amortized cost basis amounts for each modification type and financial effects for all FDMs undertaken during the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.7: Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2026
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,002	$—	$69	$1,071	$—	$—	$—	$—	$—	$—	$1,071
Term extension	—	10	—	10	66	1	67	129	198	327	404
Principal balance reduction	—	—	—	—	12	—	12	—	—	—	12
Principal balance reduction and term extension:	—	—	—	—	—	—	—	—	—	—	—
Interest rate reduction and term extension	6	17	—	23	377	—	377	—	—	—	400
Other(1)	—	23	—	23	4	—	4	—	184	184	211
Total loans modified	$1,008	$50	$69	$1,127	$459	$1	$460	$129	$382	$511	$2,098
% of total class of receivables	0.39%	0.59%	0.88%	0.41%	0.51%	0.04%	0.51%	0.37%	0.67%	0.56%	0.46%

	Six Months Ended June 30, 2026
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,992	$—	$108	$2,100	$—	$—	$—	$—	$—	$—	$2,100
Term extension	—	20	—	20	112	2	114	149	261	410	544
Principal balance reduction	—	—	—	—	19	—	19	—	—	—	19
Principal balance reduction and term extension	—	—	—	—	—	—	—	—	—	—	—
Interest rate reduction and term extension	9	36	—	45	826	—	826	—	—	—	871
Other(1)	—	49	—	49	5	1	6	5	263	268	323
Total loans modified	$2,001	$105	$108	$2,214	$962	$3	$965	$154	$524	$678	$3,857
% of total class of receivables	0.77%	1.21%	1.39%	0.80%	1.08%	0.30%	1.07%	0.45%	0.92%	0.74%	0.84%

95	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card(2)	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,023	—	$58	$1,081	—	—	—	—	—	—	$1,081
Term extension	—	$10	—	10	$41	$1	$42	$262	$164	$426	478
Principal balance reduction	—	—	—	—	9	—	9	—	—	—	9
Interest rate reduction and term extension	4	18	—	22	263	—	263	—	50	50	335
Other(1)	—	31	—	31	2	—	2	22	111	133	166
Total loans modified	$1,027	$59	$58	$1,144	$315	$1	$316	$284	$325	$609	$2,069
% of total class of receivables	0.41%	0.60%	0.78%	0.42%	0.39%	0.08%	0.39%	0.86%	0.59%	0.69%	0.47%

	Six Months Ended June 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card(2)	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$2,185	—	$93	$2,278	—	—	—	$3	$16	$19	$2,297
Term extension	—	$22	—	22	$60	$1	$61	470	325	795	878
Principal balance reduction	—	—	—	—	16	—	16	—	—	—	16
Interest rate reduction and term extension	7	36	—	43	479	—	479	—	50	50	572
Other(1)	—	63	—	63	2	—	2	54	194	248	313
Total loans modified	$2,192	$121	$93	$2,406	$557	$1	$558	$527	$585	$1,112	$4,076
% of total class of receivables	0.87%	1.24%	1.24%	0.89%	0.70%	0.08%	0.69%	1.60%	1.06%	1.26%	0.93%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as payment delays, increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
(2)Includes $432 million and $1.4 billion of FDMs as of June 30, 2025 that were modified prior to the Closing Date in the second quarter and first six months of 2025, respectively.

96	Capital One Financial Corporation (COF)

Table 4.8: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2026
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.42%	13.93%	26.28%	9.33%	—%	—%	—%
Payment delay duration (in months)	12	10	0	6	7	4	21
Principal balance reduction	$65	—	—	$1	—	—	—
Interest and fees forgiven	48	—	—	—	—	—	—

	Six Months Ended June 30, 2026
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.38%	13.92%	25.00%	9.33%	—%	—%	—%
Payment delay duration (in months)	12	9	0	6	6	9	18
Principal balance reduction	$133	—	—	$1	—	—	—
Interest and fees forgiven	110	—	—	—	—	—	—

	Three Months Ended June 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.31%	14.15%	26.19%	9.23%	0.50%	—%	1.93%
Payment delay duration (in months)	12	34	—	6	33	3	11
Principal balance reduction	$73	—	—	—	—	—	—
Interest and fees forgiven	63	—	—	—	—	—	—

	Six Months Ended June 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	14.89%	13.95%	25.75%	9.13%	0.50%	0.85%	1.69%
Payment delay duration (in months)	12	37	—	6	14	7	14
Principal balance reduction	$145	—	—	—	—	—	—
Interest and fees forgiven	133	—	—	—	—	—	—

97	Capital One Financial Corporation (COF)

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
The following tables present FDMs over a rolling 12-month period by delinquency status as of June 30, 2026 and 2025.
Table 4.9 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	June 30, 2026
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$3,098	$210	$147	$288	$645	$3,743
Personal loans	159	19	12	6	37	196
International card businesses	84	13	11	45	69	153
Total credit card	3,341	242	170	339	751	4,092
Consumer Banking:
Auto	1,165	204	127	33	364	1,529
Retail banking	4	—	1	1	2	6
Total consumer banking	1,169	204	128	34	366	1,535
Commercial Banking:
Commercial and multifamily real estate	194	—	—	—	—	194
Commercial and industrial	610	—	16	153	169	779
Total commercial banking	804	—	16	153	169	973
Total	$5,314	$446	$314	$526	$1,286	$6,600

98	Capital One Financial Corporation (COF)

	June 30, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card(2)	$3,423	$200	$141	$297	$638	$4,061
Personal loans	171	20	12	5	37	208
International card businesses	77	12	10	36	58	135
Total credit card	3,671	232	163	338	733	4,404
Consumer Banking:
Auto	646	104	63	21	188	834
Retail banking	2	—	—	—	—	2
Total consumer banking	648	104	63	21	188	836
Commercial Banking:
Commercial and multifamily real estate	748	21	—	—	21	769
Commercial and industrial	917	—	9	48	57	974
Total commercial banking	1,665	21	9	48	78	1,743
Total	$5,984	$357	$235	$407	$999	$6,983
__________
(1)Commitments to lend additional funds on FDMs totaled $112 million and $197 million as of June 30, 2026 and 2025, respectively.
(2)Includes $3.1 billion of FDMs as of June 30, 2025 that were modified prior to the Closing Date.
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
The following table presents FDMs that entered subsequent default for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified or entered subsequent default prior to the Closing Date.

99	Capital One Financial Corporation (COF)

Table 4.10 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended June 30, 2026
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal balance reduction	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$150	$—	$—	$2	$—	$152
Personal loans	—	3	—	3	11	17
International card businesses	26	—	—	—	—	26
Total credit card	176	3	—	5	11	195
Consumer Banking:
Auto	—	3	—	189	—	192
Retail banking	—	—	—	—	—	—
Total consumer banking	—	3	—	189	—	192
Commercial Banking:
Commercial and multifamily real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total commercial banking	—	—	—	—	—	—
Total	$176	$6	$—	$194	$11	$387

	Six Months Ended June 30, 2026
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal balance reduction	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$312	$—	$—	$3	$—	$315
Personal loans	—	5	—	6	23	34
International card businesses	50	—	—	—	—	50
Total credit card	362	5	—	9	23	399
Consumer Banking:
Auto	—	6	—	331	—	337
Retail banking	—	—	—	—	1	1
Total consumer banking	—	6	—	331	1	338
Commercial Banking:
Commercial and multifamily real estate	—	—	—	—	—	—
Commercial and industrial	—	—	5	—	—	5
Total commercial banking	—	—	5	—	—	5
Total	$362	$11	$5	$340	$24	$742

100	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$190	$—	$1	$—	$191
Personal loans	—	1	3	6	10
International card businesses	23	—	—	—	23
Total credit card	213	1	4	6	224
Consumer Banking:
Auto	—	2	86	—	88
Retail banking	—	—	—	—	—
Total consumer banking	—	2	86	—	88
Commercial Banking:
Commercial and multifamily real estate	—	—	—	2	2
Commercial and industrial	—	20	—	3	23
Total commercial banking	—	20	—	5	25
Total	$213	$23	$90	$11	$337

	Six Months Ended June 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other modifications	Total Loans
Credit Card:
Domestic credit card	$406	$—	$2	$—	$408
Personal loans	—	2	7	14	23
International card businesses	45	—	—	—	45
Total credit card	451	2	9	14	476
Consumer Banking:
Auto	—	3	171	—	174
Retail banking	—	—	—	—	—
Total consumer banking	—	3	171	—	174
Commercial Banking:
Commercial and multifamily real estate	—	—	—	7	7
Commercial and industrial	—	20	—	2	22
Total commercial banking	—	20	—	9	29
Total	$451	$25	$180	$23	$679

101	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $5.9 billion and $6.6 billion as of June 30, 2026 and December 31, 2025, respectively, to secure a portion of our FHLB borrowing capacity, which remained at $34.4 billion for both periods. We also pledged loan collateral of $86.7 billion and $91.6 billion to secure our Federal Reserve Discount Window borrowing capacity of $55.0 billion and $53.3 billion as of June 30, 2026 and December 31, 2025, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and six months ended June 30, 2026, we converted $371 million and $777 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and six months ended June 30, 2025, we converted $263 million and $404 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

102	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by segment for the three and six months ended June 30, 2026 and 2025. Our allowance for credit losses decreased by $443 million to $23.0 billion as of June 30, 2026 from December 31, 2025.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended June 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2026	$20,049	$2,047	$1,534	$23,630
Charge-offs	(4,458)	(702)	(123)	(5,283)
Recoveries(1)(2)	1,266	373	2	1,641
Net charge-offs	(3,192)	(329)	(121)	(3,642)
Provision for credit losses	2,474	444	62	2,980
Allowance build (release) for credit losses	(718)	115	(59)	(662)
Other changes(3)	(2)	—	—	(2)
Balance as of June 30, 2026	19,329	2,162	1,475	22,966
Reserve for unfunded lending commitments:
Balance as of March 31, 2026	—	—	133	133
Provision (benefit) for losses on unfunded lending commitments	—	—	9	9
Balance as of June 30, 2026	—	—	142	142
Combined allowance and reserve as of June 30, 2026	$19,329	$2,162	$1,617	$23,108

103	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2025	$20,066	$1,892	$1,451	$23,409
Charge-offs	(9,099)	(1,437)	(192)	(10,728)
Recoveries(1)(2)	2,488	744	7	3,239
Net charge-offs	(6,611)	(693)	(185)	(7,489)
Provision for credit losses	5,885	963	209	7,057
Allowance build (release) for credit losses	(726)	270	24	(432)
Other changes(3)	(11)	—	—	(11)
Balance as of June 30, 2026	19,329	2,162	1,475	22,966
Reserve for unfunded lending commitments:
Balance as of December 31, 2025	—	—	142	142
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—
Balance as of June 30, 2026	—	—	142	142
Combined allowance and reserve as of June 30, 2026	$19,329	$2,162	$1,617	$23,108

	Three Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of March 31, 2025	$12,510	$1,872	$1,517	$15,899
Charge-offs(4)	(3,590)	(612)	(81)	(4,283)
Recoveries(1)(2)	862	352	9	1,223
Net charge-offs	(2,728)	(260)	(72)	(3,060)
Initial allowance for purchased credit deteriorated loans	2,870	—	—	2,870
Benefit from expected recoveries of charged off loans(5)	(3,305)	—	—	(3,305)
Provision for credit losses(6)	11,098	252	90	11,440
Allowance build (release) for credit losses	7,935	(8)	18	7,945
Other changes(3)	29	—	—	29
Balance as of June 30, 2025	20,474	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of March 31, 2025	—	—	144	144
Provision (benefit) for losses on unfunded lending commitments	—	—	(9)	(9)
Balance as of June 30, 2025	—	—	135	135
Combined allowance and reserve as of June 30, 2025	$20,474	$1,864	$1,670	$24,008

104	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs(4)	(6,568)	(1,288)	(119)	(7,975)
Recoveries(1)(2)	1,441	715	23	2,179
Net charge-offs	(5,127)	(573)	(96)	(5,796)
Initial allowance for purchased credit deteriorated loans	2,870	—	—	2,870
Benefit from expected recoveries of charged off loans(5)	(3,305)	—	—	(3,305)
Provision for credit losses(6)	13,024	553	231	13,808
Allowance build (release) for credit losses	7,462	(20)	135	7,577
Other changes(3)	38	—	—	38
Balance as of June 30, 2025	20,474	1,864	1,535	23,873
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	(8)	(8)
Balance as of June 30, 2025	—	—	135	135
Combined allowance and reserve as of June 30, 2025	$20,474	$1,864	$1,670	$24,008
_________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)    Third-party collection expenses of $252 million and $496 million for the three and six months ended June 30, 2026, respectively, and $170 million and $278 million for the three and six months ended June 30, 2025, respectively, are included in other non-interest expense.
(3)     Primarily represents foreign currency translation adjustments.
(4)    Charge-offs exclude $19.4 billion of Discover loans acquired in the second quarter of 2025 that were fully charged-off, with expected recoveries of $3.3 billion included as a benefit to the allowance for credit losses.
(5)    Represents contractual rights to collect on recoveries of acquired Discover loans that were charged off.
(6)    Amount includes the initial allowance for credit losses of $8.8 billion for non-purchased credit deteriorated (“non-PCD”) loans acquired in the Transaction.

105	Capital One Financial Corporation (COF)

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
The table below presents gross charge-offs for loans held for investment by vintage year during the six months ended June 30, 2026.
Table 5.2: Gross Charge-Offs by Vintage Year

	Six Months Ended June 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$8,331	$221	$8,552
Personal loans	$—	$55	$81	$63	$27	$11	$237	N/A	N/A	237
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	305	5	310
Total credit card	—	55	81	63	27	11	237	8,636	226	9,099
Consumer Banking
Auto	29	447	370	232	183	133	1,394	—	—	1,394
Retail banking	—	—	1	—	—	1	2	41	—	43
Total consumer banking	29	447	371	232	183	134	1,396	41	—	1,437
Commercial Banking
Commercial and multifamily real estate	—	—	—	—	—	11	11	—	—	11
Commercial and industrial	—	—	—	—	53	85	138	43	—	181
Total commercial banking	—	—	—	—	53	96	149	43	—	192
Total	$29	$502	$452	$295	$263	$241	$1,782	$8,720	$226	$10,728

106	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and six months ended June 30, 2026 and 2025.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Estimated reimbursements from partners, beginning of period	$1,267	$1,090
Amounts due from partners for charged off loans	(155)	(166)
Change in estimated partner reimbursements that decreased provision for credit losses	124	267
Estimated reimbursements from partners, end of period	$1,236	$1,191

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Estimated reimbursements from partners, beginning of period	$1,103	$1,010
Amounts due from partners for charged off loans	(328)	(337)
Change in estimated partner reimbursements that decreased provision for credit losses	461	518
Estimated reimbursements from partners, end of period	$1,236	$1,191

107	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of June 30, 2026 and December 31, 2025. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	June 30, 2026
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$23,861	$7,029	$—	$—	$—
Auto loan securitizations	2,117	1,745	—	—	—
Total securitization-related VIEs	25,978	8,774	—	—	—
Other VIEs:(3)
Affordable housing entities	441	117	6,947	2,508	6,947
Entities that provide capital to low-income and rural communities	3,546	11	40	22	40
Other(4)	—	—	1,403	162	1,403
Total other VIEs	3,987	128	8,390	2,692	8,390
Total VIEs	$29,965	$8,902	$8,390	$2,692	$8,390

108	Capital One Financial Corporation (COF)

	December 31, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$28,208	$10,478	$—	$—	$—
Auto loan securitizations	3,451	2,622	—	—	—
Total securitization-related VIEs	31,659	13,100	—	—	—
Other VIEs:(3)
Affordable housing entities	469	167	6,485	2,204	6,485
Entities that provide capital to low-income and rural communities	2,942	10	48	24	48
Other(4)	—	—	1,389	154	1,389
Total other VIEs	3,411	177	7,922	2,382	7,922
Total VIEs	$35,070	$13,277	$7,922	$2,382	$7,922
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $3.4 billion of assets and $1.5 billion of liabilities as of June 30, 2026 and $3.0 billion of assets and $1.2 billion of liabilities as of December 31, 2025.
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

109	Capital One Financial Corporation (COF)

Multifamily Agency Securitization Activity
In our multifamily agency business, we originate multifamily commercial real estate loans and transfer them to GSEs who may, in turn, securitize them. We retain the related mortgage servicing rights (“MSRs”) and service the transferred loans pursuant to the guidelines set forth by the GSEs. We do not consolidate the securitization trusts employed in these transactions as we do not have the power to direct the activities that most significantly impact the economic performance of these securitization trusts. We exclude these VIEs from the tables within this note because we do not consider our continuing involvement with these VIEs to be significant. Our maximum exposure to loss as a result of our involvement with these VIEs is the carrying value of the MSRs and any investment securities on our consolidated balance sheets as well as our contractual obligations under loss sharing arrangements. See “Note 14—Commitments, Contingencies, Guarantees and Others” for information about the loss sharing agreements, “Note 7—Goodwill and Other Intangible Assets” for information related to our MSRs associated with these securitizations and “Note 3—Investment Securities” for more information on the securities held in our investment securities portfolio.
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the six months ended June 30, 2026 and 2025, we recognized amortization of $374 million and $339 million, respectively, and tax credits of $444 million and $376 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $6.6 billion and $6.2 billion as of June 30, 2026 and December 31, 2025, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.7 billion and $2.5 billion as of June 30, 2026 and December 31, 2025, respectively, and is largely expected to be paid from 2026 to 2029.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $6.9 billion and $6.5 billion as of June 30, 2026 and December 31, 2025, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support other than during the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.2 billion as of both June 30, 2026 and December 31, 2025.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $3.5 billion and $2.9 billion as of June 30, 2026 and December 31, 2025, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

110	Capital One Financial Corporation (COF)

Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other equity method investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $1.4 billion as of both June 30, 2026 and December 31, 2025. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $746 million as of June 30, 2026. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $162 million as of June 30, 2026, and is expected to be paid from 2026 to 2035.
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

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of June 30, 2026 and December 31, 2025. Goodwill and other intangible assets are presented separately, while MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	June 30, 2026
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$31,866	N/A	$31,866
Other intangible assets (definite lived):
Purchased credit card relationships	10,469	$(2,092)	8,377
Network and financial partner relationships	1,500	(151)	1,349
Core deposit	1,100	(219)	881
Other(1)	612	(120)	492
Total other intangible assets (definite lived):	13,681	(2,582)	11,099
Other intangible assets (indefinite lived):
Discover Network	2,700	N/A	2,700
Brand / Trade names	2,270	N/A	2,270
Other(2)	8	N/A	8
Total other intangible assets (indefinite lived):	4,978	N/A	4,978
Total other intangible assets	18,659	(2,582)	16,077
Total goodwill and other intangible assets	$50,525	$(2,582)	$47,943
Commercial MSRs	$648	$(362)	$286

	December 31, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,509	N/A	$28,509
Other intangible assets (definite lived):
Purchased credit card relationships	10,469	$(1,274)	9,195
Network and financial partner relationships	1,500	(84)	1,416
Core deposit	1,100	(125)	975
Other(1)	121	(107)	14
Total other intangible assets (definite lived)	13,190	(1,590)	11,600
Other intangible assets (indefinite lived):
Discover Network	2,700	N/A	2,700
Brand / Trade names	2,270	N/A	2,270
Other(2)	8	N/A	8
Total other intangible assets (indefinite lived)	4,978	N/A	4,978
Total other intangible assets	18,168	(1,590)	16,578
Total goodwill and other intangible assets	$46,677	$(1,590)	$45,087
Commercial MSRs	$646	$(343)	$303
__________
(1)Primarily consists of intangibles for customer, supplier, merchant, and sponsor relationships, as well as brand / trade name intangibles.
(2)Consists of license and domain names.

112	Capital One Financial Corporation (COF)

Amortization expense for intangible assets, which is presented separately in our consolidated statements of income, totaled $507 million and $999 million for the three and six months ended June 30, 2026, respectively. The following table summarizes the estimated future amortization expense for intangible assets as of June 30, 2026 for the next five fiscal years and thereafter:
Table 7.2: Amortization Expense

(Dollars in millions)	Amortization Expense
Estimated future amounts for the period between July 1, 2026 and December 31, 2026	$1,014
Estimated future amounts for the year ending December 31,
2027	1,842
2028	1,654
2029	1,468
2030	1,281
2031	1,094
Thereafter	2,746
Total estimated future amounts	$11,099
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for June 30, 2026 and December 31, 2025.
Table 7.3: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2025	$11,915	$11,540	$5,054	$28,509
Acquisitions	2,653	710	—	3,363
Other adjustments(1)	(6)	—	—	(6)
Balance as of June 30, 2026	$14,562	$12,250	$5,054	$31,866
__________
(1)Represents foreign currency translation adjustments.

113	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of June 30, 2026 and December 31, 2025. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	June 30, 2026	December 31, 2025
Deposits:
Non-interest-bearing deposits	$27,793	$27,385
Interest-bearing deposits(1)	456,464	448,386
Total deposits	$484,257	$475,771
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$694	$587
Short-term FHLB advances	—	500
Total short-term borrowings	$694	$1,087

	June 30, 2026				December 31, 2025
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2026-2035	1.03% - 5.82%	3.18%	$8,502	$12,853
Senior and subordinated notes:
Fixed unsecured senior debt(2)	2026-2037	1.65 - 7.96	5.11	32,502	31,335
Fixed unsecured subordinated debt	2028-2036	2.36 - 6.18	4.97	3,118	4,666
Total senior and subordinated notes				35,620	36,001
Other long-term borrowings
FHLB advances	2030	4.77 - 4.82	4.82	535	1,037
Finance lease liabilities	2026-2030	3.78 - 9.91	5.55	20	22
Total other long-term borrowings				$555	$1,059
Total long-term debt				$44,677	$49,913
Total short-term borrowings and long-term debt				$45,371	$51,000
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of June 30, 2026, the total time deposit amount with some portion in excess of the insured amount was $17.7 billion and the portion of total time deposits estimated to be uninsured was $13.1 billion. As of December 31, 2025, the total time deposit amount with some portion in excess of the insured amount was $17.4 billion and the portion of total time deposits estimated to be uninsured was $12.9 billion.
(2)Includes $531 million and $544 million of Euro (“EUR”)-denominated unsecured notes as of June 30, 2026 and December 31, 2025, respectively.

114	Capital One Financial Corporation (COF)

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

115	Capital One Financial Corporation (COF)

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

116	Capital One Financial Corporation (COF)

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of June 30, 2026 and December 31, 2025, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	June 30, 2026			December 31, 2025
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$57,369	$31	$115	$60,580	$13	$52
Cash flow hedges	136,801	90	195	131,250	145	86
Total interest rate contracts	194,170	121	310	191,830	158	138
Foreign exchange contracts:
Fair value hedges	571	—	40	587	—	22
Cash flow hedges	2,938	46	—	2,737	—	35
Net investment hedges	5,526	104	—	5,526	18	82
Total foreign exchange contracts	9,035	150	40	8,850	18	139
Total derivatives designated as accounting hedges	203,205	271	350	200,680	176	277
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	142,623	626	722	132,966	672	678
Commodity contracts	48,354	1,417	1,386	40,298	1,231	1,096
Foreign exchange and other contracts	5,689	57	44	6,390	57	56
Total customer accommodation	196,666	2,100	2,152	179,654	1,960	1,830
Other interest rate exposures(2)	1,633	17	10	1,909	17	11
Other contracts	3,486	55	11	3,467	48	11
Total derivatives not designated as accounting hedges	201,785	2,172	2,173	185,030	2,025	1,852
Total derivatives	$404,990	$2,443	$2,523	$385,710	$2,201	$2,129
Less: netting adjustment(3)		(518)	(300)		(408)	(501)
Total derivative assets/liabilities		$1,925	$2,223		$1,793	$1,628
    __________
(1)Does not reflect $3 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2026 and December 31, 2025, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

117	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of June 30, 2026 and December 31, 2025.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	June 30, 2026			December 31, 2025
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,616	$(82)	$41	$9,424	$79	$44
Interest-bearing deposits	(5,776)	49	—	(6,702)	17	—
Securitized debt obligations	(6,761)	172	—	(10,236)	136	—
Senior and subordinated notes	(33,657)	763	(66)	(34,599)	335	(115)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.4 billion and $3.7 billion as of June 30, 2026 and December 31, 2025, respectively. The amount of the designated hedged items was $2.4 billion and $2.5 billion as of June 30, 2026 and December 31, 2025, respectively. The cumulative basis adjustments associated with these hedges was $19 million and $29 million as of June 30, 2026 and December 31, 2025, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of June 30, 2026 and December 31, 2025. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

118	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of June 30, 2026
Derivative assets(1)	$2,443	$(230)	$(288)	$1,925	$—	$1,925
As of December 31, 2025
Derivative assets(1)	2,201	(302)	(106)	1,793	—	1,793

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of June 30, 2026
Derivative liabilities(1)	$2,523	$(230)	$(70)	$2,223	$—	$2,223
Repurchase agreements(2)	694	—	—	694	(694)	—
As of December 31, 2025
Derivative liabilities(1)	2,129	(302)	(199)	1,628	—	1,628
Repurchase agreements(2)	587	—	—	587	(587)	—
__________
(1)We received cash collateral from derivative counterparties totaling $412 million and $144 million as of June 30, 2026 and December 31, 2025, respectively. We posted $1.6 billion and $1.8 billion of cash collateral as of June 30, 2026 and December 31, 2025, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $708 million and $599 million as of June 30, 2026 and December 31, 2025, respectively, primarily consisting of agency RMBS securities.

119	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and six months ended June 30, 2026 and 2025.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended June 30, 2026
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$850	$14,911	$624	$(3,338)	$(117)	$(535)	$412
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$3	$—	$—	$(7)	$(22)	$(70)	$—
Gains (losses) recognized on derivatives	102	—	—	(13)	(23)	(259)	(6)
Gains (losses) recognized on hedged items(1)	(105)	—	—	13	23	282	6
Excluded component of fair value hedges(2)	—	—	—	—	—	(1)	—
Net income (expense) recognized on fair value hedges	$—	$—	$—	$(7)	$(22)	$(48)	$—
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$(158)	$—	$—	$—	$—	$—
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	—	—	2	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(2)	$(158)	$2	$—	$—	$—	$—

120	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2026
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,682	$29,646	$1,288	$(6,725)	$(258)	$(1,067)	$725
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$7	$—	$—	$(16)	$(43)	$(141)	$—
Gains (losses) recognized on derivatives	159	—	—	(32)	(36)	(380)	(16)
Gains (losses) recognized on hedged items(1)	(165)	—	—	32	36	426	16
Excluded component of fair value hedges(2)	—	—	—	—	—	(1)	—
Net income (expense) recognized on fair value hedges	$1	$—	$—	$(16)	$(43)	$(96)	$—
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(4)	$(335)	$—	$—	$—	$—	$—
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	—	—	5	—	—	—	—
Net income (expense) recognized on cash flow hedges	$(4)	$(335)	$5	$—	$—	$—	$—

	Three Months Ended June 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$784	$12,449	$595	$(3,120)	$(164)	$(535)	$361
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$22	$—	$—	$(30)	$(37)	$(146)	$—
Gains (losses) recognized on derivatives	(62)	—	—	40	44	309	49
Gains (losses) recognized on hedged items(1)	52	—	—	(40)	(43)	(277)	(49)

121	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Excluded component of fair value hedges(2)	—	—	—	—	—	(1)	—
Net income (expense) recognized on fair value hedges	$12	$—	$—	$(30)	$(36)	$(115)	$—
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(1)	$(237)	$—	$—	$—	$—	$—
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	—	—	3	—	—	—	2
Net income (expense) recognized on cash flow hedges	$(1)	$(237)	$3	$—	$—	$—	$2

122	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$1,554	$22,606	$1,086	$(5,835)	$(340)	$(1,040)	$616
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$54	$—	$—	$(65)	$(86)	$(294)	$—
Gains (losses) recognized on derivatives	(160)	—	—	115	117	784	72
Gains (losses) recognized on hedged items(1)	132	—	—	(115)	(117)	(724)	(72)
Excluded component of fair value hedges(2)	—	—	—	—	—	(1)	—
Net income (expense) recognized on fair value hedges	$26	$—	$—	$(65)	$(86)	$(235)	$—
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$—	$(478)	$—	$—	$—	$—	$—
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	—	—	5	—	—	—	1
Net income (expense) recognized on cash flow hedges	$—	$(478)	$5	$—	$—	$—	$1
__________
(1)Includes amortization benefit of $20 million and $40 million for the three and six months ended June 30, 2026, respectively, and amortization benefit of $16 million and $26 million for the three and six months ended June 30, 2025, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a loss of $1 million and a gain of $75 million for the three and six months ended June 30, 2026, respectively, and a loss of $20 million and $146 million for the three and six months ended June 30, 2025, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $529 million recorded in AOCI as of June 30, 2026 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 8.7 years as of June 30, 2026. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

123	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and six months ended June 30, 2026 and 2025. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$9	$14	$24	$20
Commodity contracts	4	5	15	12
Foreign exchange and other contracts	7	5	11	9
Total customer accommodation	20	24	50	41
Other interest rate exposures	24	39	46	79
Other contracts	(18)	(9)	(19)	(10)
Total	$26	$54	$77	$110

124	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits to our 2025 Form 10-K. The following table summarizes our preferred stock outstanding as of June 30, 2026 and December 31, 2025.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of June 30, 2026	Carrying Value (in millions)
Series	Description	Issuance Date						June 30, 2026	December 31, 2025
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800%	Quarterly	1,000	1,250,000	1,209	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625%	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375%	Quarterly	1,000	675,000	652	652
Series M	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5 year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	1,000,000	988	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term SOFR + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	100,000	5,700	562	562
Total								$5,407	$5,407
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
The following table presents the changes in AOCI by component for the three and six months ended June 30, 2026 and 2025.

125	Capital One Financial Corporation (COF)

Table 10.2: AOCI

	Three Months Ended June 30, 2026
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2026	$(5,245)	$(708)	$68	$6	$(5,879)
Other comprehensive income (loss) before reclassifications	4	(538)	(6)	(3)	(543)
Amounts reclassified from AOCI into earnings	—	121	—	1	122
Other comprehensive income (loss), net of tax	4	(417)	(6)	(2)	(421)
AOCI as of June 30, 2026	$(5,241)	$(1,125)	$62	$4	$(6,300)

	Six Months Ended June 30, 2026
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2025	$(5,011)	$(541)	$81	$3	$(5,468)
Other comprehensive income (loss) before reclassifications	(230)	(780)	(19)	—	(1,029)
Amounts reclassified from AOCI into earnings	—	196	—	1	197
Other comprehensive income (loss), net of tax	(230)	(584)	(19)	1	(832)
AOCI as of June 30, 2026	$(5,241)	$(1,125)	$62	$4	$(6,300)

	Three Months Ended June 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of March 31, 2025	$(6,473)	$(1,050)	$19	$(25)	$(7,529)
Other comprehensive income (loss) before reclassifications	254	203	64	—	521
Amounts reclassified from AOCI into earnings	—	189	—	—	189
Other comprehensive income (loss), net of tax	254	392	64	—	710
AOCI as of June 30, 2025	$(6,219)	$(658)	$83	$(25)	$(6,819)

	Six Months Ended June 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	1,325	597	80	—	2,002
Amounts reclassified from AOCI into earnings	—	465	—	—	465
Other comprehensive income (loss), net of tax	1,325	1,062	80	—	2,467
AOCI as of June 30, 2025	$(6,219)	$(658)	$83	$(25)	$(6,819)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $26 million and $100 million for the three and six months ended June 30, 2026, respectively, and losses of $229 million and $298 million for the three and six months ended June 30, 2025, respectively, from hedging instruments designated as net investment hedges.

126	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and six months ended June 30, 2026 and 2025.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Affected Income Statement Line Item	2026	2025	2026	2025
Securities available for sale:
	Non-interest income (expense)	$—	$—	$—	$—
	Income tax provision (benefit)	—	—	—	—
	Net income (loss)	—	—	—	—
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(160)	(238)	(339)	(478)
Foreign exchange contracts:	Interest income	2	3	5	5
	Interest income (expense)	(1)	(1)	(1)	(1)
	Non-interest income (expense)	(1)	(18)	75	(145)
	Income (loss) from continuing operations before income taxes	(160)	(254)	(260)	(619)
	Income tax provision (benefit)	(39)	(65)	(64)	(154)
	Net income (loss)	(121)	(189)	(196)	(465)
Other:
	Non-interest income and non-interest expense	(1)	—	(1)	—
	Income tax provision (benefit)	—	—	—	—
	Net income (loss)	(1)	—	(1)	—
Total reclassifications		$(122)	$(189)	$(197)	$(465)

127	Capital One Financial Corporation (COF)

The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and six months ended June 30, 2026 and 2025.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended June 30,
	2026			2025
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$3	$(1)	$4	$337	$83	$254
Net unrealized gains (losses) on hedging relationships	(554)	(137)	(417)	518	126	392
Foreign currency translation adjustments(1)	3	9	(6)	(10)	(74)	64
Other	(2)	—	(2)	—	—	—
Other comprehensive income (loss)	$(550)	$(129)	$(421)	$845	$135	$710

	Six Months Ended June 30,
	2026			2025
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(308)	$(78)	$(230)	$1,753	$428	$1,325
Net unrealized gains (losses) on hedging relationships	(776)	(192)	(584)	1,404	342	1,062
Foreign currency translation adjustments(1)	14	33	(19)	(15)	(95)	80
Other	1	—	1	—	—	—
Other comprehensive income (loss)	$(1,069)	$(237)	$(832)	$3,142	$675	$2,467
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

128	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share. Dividends and undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share data)	2026	2025	2026	2025
Income (loss) from continuing operations, net of tax	$3,020	$(4,263)	$5,201	$(2,859)
Income (loss) from discontinued operations, net of tax	—	(14)	(7)	(14)
Net income (loss)	3,020	(4,277)	5,194	(2,873)
Dividends and undistributed earnings allocated to participating securities	(28)	(4)	(48)	(9)
Preferred stock dividends	(57)	(65)	(130)	(122)
Discount on redeemed preferred stock	—	6	—	6
Net income (loss) available to common stockholders	$2,935	$(4,340)	$5,016	$(2,998)

Total weighted-average basic common shares outstanding	620.5	505.6	621.5	444.7
Effect of dilutive securities:(1)
Stock options	—	—	—	—
Other contingently issuable shares	0.6	—	0.8	—
Total effect of dilutive securities	0.6	—	0.8	—
Total weighted-average diluted common shares outstanding	621.1	505.6	622.3	444.7
Basic earnings per common share:
Net income (loss) from continuing operations	$4.73	$(8.55)	$8.08	$(6.71)
Net income from discontinued operations	—	(0.03)	(0.01)	(0.03)
Net income (loss) per basic common share	$4.73	$(8.58)	$8.07	$(6.74)
Diluted earnings per common share:(1)
Net income (loss) from continuing operations	$4.73	$(8.55)	$8.08	$(6.71)
Net income from discontinued operations	—	(0.03)	(0.01)	(0.03)
Net income (loss) per diluted common share	$4.73	$(8.58)	$8.07	$(6.74)
__________
(1)There were no options or awards excluded from the computation for both the three and six months ended June 30, 2026. In periods of net loss, dilutive securities are excluded as their inclusion would be anti-dilutive. Accordingly, excluded from the computation of diluted earning per share were awards of 862 thousand shares and options of 214 thousand shares with an exercise price ranging from $63.73 and $86.34 and awards of 863 thousand shares and options of 216 thousand shares with an exercise price ranging from $63.73 and $86.34 for the three and six months ended June 30, 2025, respectively.

,,

129	Capital One Financial Corporation (COF)

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

130	Capital One Financial Corporation (COF)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities of continuing operations measured on our consolidated balance sheets at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2026
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. Treasury securities	$9,176	$—	$—	$—	$9,176
RMBS	—	68,261	145	—	68,406
CMBS	—	7,445	127	—	7,572
Other securities	158	4,729	—	—	4,887
Total investment securities available for sale	9,334	80,435	272	—	90,041
Loans held for sale	—	206	—	—	206
Other assets:
Derivative assets(2)	943	1,070	430	(518)	1,925
Other(3)	935	8	27	—	970
Total assets	$11,212	$81,719	$729	$(518)	$93,142
Liabilities:
Other liabilities:
Derivative liabilities(2)	$779	$1,295	$449	$(300)	$2,223
Total liabilities	$779	$1,295	$449	$(300)	$2,223

	December 31, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. Treasury securities	$10,013	$—	$—	$—	$10,013
RMBS	—	69,602	126	—	69,728
CMBS	—	7,870	22	—	7,892
Other securities	134	3,284	—	—	3,418
Total investment securities available for sale	10,147	80,756	148	—	91,051
Loans held for sale	—	755	—	—	755
Other assets:
Derivative assets(2)	918	839	444	(408)	1,793
Other(3)	837	—	28	0	865
Total assets	$11,902	$82,350	$620	$(408)	$94,464
Liabilities:
Other liabilities:
Derivative liabilities(2)	$500	$1,295	$334	$(501)	$1,628
Total liabilities	$500	$1,295	$334	$(501)	$1,628
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $3 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of June 30, 2026 and December 31, 2025, respectively. Non-performance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

131	Capital One Financial Corporation (COF)

(3)As of June 30, 2026 and December 31, 2025, Other primarily includes deferred compensation plan assets of $934 million and $835 million and retained interests in securitizations of $27 million and $28 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2026
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2026(1)
(Dollars in millions)	Balance, April 1, 2026	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2026
Securities available for sale:(2)
RMBS	$154	$2	$—	$—	$—	$—	$(5)	$1	$(7)	$145	$2
CMBS	130	—	—	—	—	—	(2)	—	(1)	127	—
Total securities available for sale	284	2	—	—	—	—	(7)	1	(8)	272	2
Other assets:
Retained interests in securitizations	27	—	—	—	—	—	—	—	—	27	—
Net derivative assets (liabilities)(3)	88	(88)	—	—	—	(10)	(9)	—	—	(19)	(85)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2026
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2026(1)
(Dollars in millions)	Balance, January 1, 2026	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2026
Investment securities available for sale:(2)
RMBS	$126	$4	$(2)	$—	$—	$—	$(9)	$37	$(11)	$145	$4
CMBS	22	—	—	—	—	—	(2)	129	(22)	127	—
Total investment securities available for sale	148	4	(2)	—	—	—	(11)	166	(33)	272	4
Other assets:
Retained interests in securitizations	28	(1)	—	—	—	—	—	—	—	27	(1)
Net derivative assets (liabilities)(3)	110	(104)	—	—	—	(18)	(8)	1	—	(19)	(114)

132	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2025(1)
(Dollars in millions)	Balance, April 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2025
Investment securities available for sale:(2)
RMBS	$143	$2	$—	$—	$—	$—	$(4)	$1	$—	$142	$2
CMBS	2	—	—	—	(1)	—	(1)	—	—	—	—
Total investment securities available for sale	145	2	—	—	(1)	—	(5)	1	—	142	2
Other assets:
Retained interests in securitizations	32	(3)	—	—	—	—	—	—	—	29	(2)
Net derivative assets (liabilities)(3)	89	3	—	—	—	10	6	—	—	108	3

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Six Months Ended June 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of June 30, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, June 30, 2025
Investment securities available for sale:(2)
RMBS	$116	$4	$3	$—	$—	$—	$(7)	$26	$—	$142	$4
CMBS	2	—	—	—	(1)	—	(1)	—	—	—	—
Total investment securities available for sale	118	4	3	—	(1)	—	(8)	26	—	142	4
Other assets:
Retained interests in securitizations	34	(5)	—	—	—	—	—	—	—	29	(5)
Net derivative assets (liabilities)(3)	69	16	—	—	—	24	(1)	—	—	108	14
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
(2)For the three and six months ended June 30, 2026 included in OCI related to Level 3 investment securities available for sale still held as of June 30, 2026 were net unrealized loss of $1 million and $4 million, respectively. For both the three and six months ended June 30, 2025 included in OCI related to Level 3 investment securities available for sale still held as of June 30, 2025 were net unrealized gain of $4 million.
(3)Includes derivative assets and liabilities of $430 million and $449 million, respectively, as of June 30, 2026, and $518 million and $410 million, respectively, as of June 30, 2025.

133	Capital One Financial Corporation (COF)

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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at June 30, 2026	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Investment securities available for sale:
RMBS	$145	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 55%
CMBS	127	Discounted cash flows (vendor pricing)	Yield	4-5%	5%
Other assets:
Retained interests in securitizations(2)	27	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	33-65 9% 5-11% Less than 1% 4%	N/A
Net derivative assets (liabilities)	(19)	Discounted cash flows	Swap rates	4%	4%

134	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Investment securities available for sale:
RMBS	$126	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 55%
CMBS	22	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitizations(2)	28	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-64 8% 5-12% 1% 49%	N/A
Net derivative assets (liabilities)	110	Discounted cash flows	Swap rates	3-4%	3%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of June 30, 2026 and December 31, 2025, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	June 30, 2026			December 31, 2025
	Estimated Fair Value Hierarchy		Total	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3		Level 2	Level 3
Loans held for investment	$—	$473	$473	$—	$662	$662
Loans held for sale	—	—	—	5	—	5
Other assets(1)	—	99	99	—	131	131
Total	$—	$572	$572	$5	$793	$798
__________
(1)As of June 30, 2026, other assets included investments accounted for under the measurement alternative of $17 million and repossessed assets of $82 million. As of December 31, 2025, other assets included investments accounted for under the measurement alternative of $44 million and repossessed assets of $82 million and long-lived assets held for sale and right-of-use assets totaling $5 million.

135	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 63%, with a weighted average of 31%, and from 0% to 62%, with a weighted average of 22%, as of June 30, 2026 and December 31, 2025, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2026 and 2025.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Loans held for investment	$(375)	$(210)
Other assets(1)	(120)	(63)
Total	$(495)	$(273)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets, long-lived assets held for sale and right-of-use assets and equity investments accounted for under the measurement alternative.

136	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Table 12.6: Fair Value of Financial Instruments

	June 30, 2026
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,714	$54,714	$4,834	$49,880	$—
Restricted cash for securitization investors	1,167	1,167	1,167	—	—
Investment securities held to maturity	2,737	2,713	390	2,323	—
Net loans held for investment	434,202	444,126	—	—	444,126
Loans held for sale	58	58	—	58	—
Interest receivable	3,432	3,432	—	3,432	—
Other investments(1)	2,617	2,617	—	2,617	—
Financial liabilities:
Deposits with defined maturities	101,957	101,886	—	101,886	—
Securitized debt obligations	8,502	8,573	—	8,573	—
Senior and subordinated notes	35,620	36,716	—	36,716	—
Federal funds purchased and securities loaned or sold under agreements to repurchase	694	694	—	694	—
Other borrowings(2)	535	523	—	523	—
Interest payable	816	816	—	816	—

	December 31, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,434	$57,434	$3,031	$54,403	$—
Restricted cash for securitization investors	4,659	4,659	4,659	—	—
Net loans held for investment	430,213	438,783	—	—	438,783
Loans held for sale	5	5	—	5	—
Interest receivable	3,492	3,492	—	3,492	—
Other investments(1)	2,683	2,683	—	2,683	—
Financial liabilities:
Deposits with defined maturities	105,010	105,309	—	105,309	—
Securitized debt obligations	12,853	12,955	—	12,955	—
Senior and subordinated notes	36,001	37,243	—	37,243	—
Federal funds purchased and securities loaned or sold under agreements to repurchase	587	587	—	587	—
Other borrowings(2)	1,537	1,524	—	1,524	—
Interest payable	844	844	—	844	—
__________
(1)Other investments include FHLB and Federal Reserve Bank stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

137	Capital One Financial Corporation (COF)

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
•Credit Card: Consists of our domestic consumer card lending, personal loans, domestic small business card lending, corporate card lending and international card businesses in the U.K. and Canada.
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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $1.7 billion and $3.2 billion for the three and six months ended June 30, 2026, respectively, and $1.3 billion and $2.5 billion for the three and six months ended June 30, 2025, respectively. Credit Card marketing expense was $1.4 billion and $2.7 billion for the three and six months ended June 30, 2026, respectively, and $1.1 billion and $2.2 billion for the three and six months ended June 30, 2025, respectively. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business. The allocation is unique to each business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the businesses. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation

138	Capital One Financial Corporation (COF)

methodologies used to derive our business segment results in “Part II—Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2025 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and six months ended June 30, 2026 and 2025, selected balance sheet data as of June 30, 2026 and 2025, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation(1)

	Three Months Ended June 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income	$9,252	$2,431	$585	$106	$12,374
Non-interest income (loss)	2,513	778	265	(80)	3,476
Total net revenue(3)	11,765	3,209	850	26	15,850
Provision for credit losses	2,474	444	71	—	2,989
Non-interest expense	6,098	2,121	462	362	9,043
Income (loss) from continuing operations before income taxes	3,193	644	317	(336)	3,818
Income tax provision (benefit)	782	158	78	(220)	798
Income (loss) from continuing operations, net of tax	$2,411	$486	$239	$(116)	$3,020
Loans held for investment	$275,408	$90,467	$91,293	$—	$457,168
Deposits	—	435,221	30,841	18,195	484,257

	Six Months Ended June 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income	$18,488	$4,660	$1,166	$205	$24,519
Non-interest income (loss)	4,666	1,461	593	(158)	6,562
Total net revenue(3)	23,154	6,121	1,759	47	31,081
Provision for credit losses	5,885	963	209	—	7,057
Non-interest expense	11,599	4,119	960	829	17,507
Income (loss) from continuing operations before income taxes	5,670	1,039	590	(782)	6,517
Income tax provision (benefit)	1,390	255	145	(474)	1,316
Income (loss) from continuing operations, net of tax	$4,280	$784	$445	$(308)	$5,201
Loans held for investment	$275,408	$90,467	$91,293	$—	$457,168
Deposits	—	435,221	30,841	18,195	484,257

139	Capital One Financial Corporation (COF)

	Three Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income (loss)	$7,293	$2,162	$602	$(62)	$9,995
Non-interest income (loss)	1,802	394	335	(34)	2,497
Total net revenue (loss)(3)	9,095	2,556	937	(96)	12,492
Provision (benefit) for credit losses	11,098	252	81	(1)	11,430
Non-interest expense	4,447	1,713	489	342	6,991
Income (loss) from continuing operations before income taxes	(6,450)	591	367	(437)	(5,929)
Income tax provision (benefit)	(1,533)	141	87	(361)	(1,666)
Income (loss) from continuing operations, net of tax	$(4,917)	$450	$280	$(76)	$(4,263)
Loans held for investment	$269,709	$81,233	$88,355	$—	$439,297
Deposits	—	414,044	29,245	24,821	468,110

140	Capital One Financial Corporation (COF)

	Six Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income (loss)	$12,947	$4,105	$1,174	$(218)	$18,008
Non-interest income (loss)	3,313	577	647	(53)	4,484
Total net revenue (loss)(3)	16,260	4,682	1,821	(271)	22,492
Provision (benefit) for credit losses	13,024	553	223	(1)	13,799
Non-interest expense	8,085	3,294	975	539	12,893
Income (loss) from continuing operations before income taxes	(4,849)	835	623	(809)	(4,200)
Income tax provision (benefit)	(1,151)	199	148	(537)	(1,341)
Income (loss) from continuing operations, net of tax	$(3,698)	$636	$475	$(272)	$(2,859)
Loans held for investment	$269,709	$81,233	$88,355	$—	$439,297
Deposits	—	414,044	29,245	24,821	468,110
_________
(1)Effective in the second quarter of 2026, Domestic Card results include Brex and our legacy corporate card product.
(2)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(3)Total net revenue was reduced by $898 million and $1.9 billion in the three and six months ended June 30, 2026, respectively, and $785 million and $1.5 billion in the three and six months ended June 30, 2025, respectively, for credit card finance charges and fees charged off as uncollectible.
Revenue from Contracts with Customers
The majority of our revenue from contracts with customers consists of discount and interchange fees net of customer reward expenses, service charges and other customer-related fees and other contract revenue. Discount and interchange fees are primarily from our Credit Card business and Consumer Banking business, inclusive of the Global Payment Network. Service charges and other customer-related fees within our Consumer Banking business are primarily related to fees earned for transaction processing services on the PULSE Network, account maintenance on consumer deposit accounts and various transaction-based services such as ATM usage, as well as various participation and membership fees. Service charges and other customer-related fees within our Commercial Banking business are mostly related to fees earned on capital markets services and treasury management. Other contract revenue in our Credit Card business consists primarily of revenue from our merchant relationships. Other contract revenue in our Consumer Banking business consists primarily of revenue earned from services provided to auto industry participants. Revenue from contracts with customers is included in non-interest income in our consolidated statements of income.
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and six months ended June 30, 2026 and 2025.

141	Capital One Financial Corporation (COF)

Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results(1)

	Three Months Ended June 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(2)	$1,718	$538	$—	$—	$2,256
Service charges and other customer-related fees	32	152	67	—	251
Other	188	65	1	1	255
Total contract revenue	1,938	755	68	1	2,762
Revenue (reduction) from other sources	575	23	197	(81)	714
Total non-interest income (loss)	$2,513	$778	$265	$(80)	$3,476

	Six Months Ended June 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$3,187	$1,013	$20	$—	$4,220
Service charges and other customer-related fees	54	301	143	2	500
Other	324	123	3	2	452
Total contract revenue	3,565	1,437	166	4	5,172
Revenue (reduction) from other sources	1,101	24	427	(162)	1,390
Total non-interest income (loss)	$4,666	$1,461	$593	$(158)	$6,562

	Three Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$1,207	$248	$23	$—	$1,478
Service charges and other customer-related fees	20	78	82	1	181
Other	125	53	7	—	185
Total contract revenue	1,352	379	112	1	1,844
Revenue (reduction) from other sources	450	15	223	(35)	653
Total non-interest income (loss)	$1,802	$394	$335	$(34)	$2,497

	Six Months Ended June 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$2,292	$363	$46	$—	$2,701
Service charges and other customer-related fees	20	98	167	1	286
Other	236	102	8	—	346
Total contract revenue	2,548	563	221	1	3,333
Revenue (reduction) from other sources	765	14	426	(54)	1,151
Total non-interest income (loss)	$3,313	$577	$647	$(53)	$4,484
__________
(1)Effective in the second quarter of 2026, Domestic Card results include Brex and our legacy corporate card product.
(2)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(3)Discount and interchange fees are presented net of customer reward expenses.

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of June 30, 2026 and December 31, 2025. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Credit card lines	$706,966	$678,375	N/A	N/A
Other loan commitments(1)	53,658	49,555	$79	$82
Standby letters of credit and commercial letters of credit(2)	1,867	1,672	40	32
Total unfunded lending commitments	$762,491	$729,602	$119	$114
__________
(1)Includes $9.9 billion and $7.8 billion of advised lines of credit as of June 30, 2026 and December 31, 2025, respectively.
(2)These financial guarantees have expiration dates that range from 2026 to 2030 as of June 30, 2026.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $116 million and $150 million as of June 30, 2026 and December 31, 2025, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

143	Capital One Financial Corporation (COF)

Global Payment Network Counterparty Settlement Obligations
The Company has entered into contractual relationships with certain international merchants, international ATM acquirers and international payment networks pursuant to which they have exposure arising from failures of third parties to perform their financial payment or settlement obligations.
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its financial payment or settlement obligations and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has certain contractual remedies to offset these counterparty settlement exposures. Losses related to counterparty settlement failures were not material for the three and six months ended June 30, 2026. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of June 30, 2026.
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
The maximum potential amount of obligations of the Discover Network arising from such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. Losses related to merchant chargebacks were not material for the three and six months ended June 30, 2026. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of June 30, 2026.
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
On July 19, 2023, Discover disclosed that it had incorrectly classified certain credit cards into its highest merchant and merchant acquirer pricing tier (the “Discover Card Product Misclassification”). On April 18, 2025, Discover and DFS Services LLC entered into a consent order with the Federal Reserve (the “Federal Reserve Order”) in connection with the Discover Card Product Misclassification relating to, among other things, board governance, risk management and internal controls and requiring a civil money penalty, which was paid prior to the closing of the Transaction. Capital One and CONA have committed to satisfy the obligations of the Federal Reserve Order.
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

144	Capital One Financial Corporation (COF)

many uncertain factors that generally cannot be predicted with assurance.
We are defendants or respondents in a number of evolving legal and regulatory matters. For certain matters, we are able to estimate reasonably possible losses above existing reserves, and for other matters, such an estimate is not possible at this time. Management estimates that reasonably possible future losses above our reserves for legal and regulatory matters as of June 30, 2026 are up to approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some matters, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
Below we provide a description of potentially material legal and regulatory proceedings and claims.
Discover Card Product Misclassification
Discover and certain of its subsidiaries entered into a settlement agreement to resolve putative class actions filed on behalf of merchants allegedly affected by the Discover Card Product Misclassification. Discover reserved $1.2 billion related to the Discover Card Product Misclassification and the class action settlement is the primary means through which restitution is being paid to adversely affected merchants, merchant acquirers and other intermediaries. The court granted final approval of the settlement on May 20, 2026.
Discover was also named as a defendant in a putative class action on behalf of shareholders alleging securities claims based on the Discover Card Product Misclassification, among other subjects. On March 31, 2025, the court dismissed the putative shareholder class action without prejudice. On March 13, 2026, the court granted the plaintiff’s request to file an amended complaint. On April 30, 2026, we filed a motion to dismiss the amended complaint. Discover was also subject to an SEC investigation into the Discover Card Product Misclassification matter. We are cooperating with the investigation.
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard and Visa and several issuing banks, including Capital One, seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees.
Visa and Mastercard reached a settlement with the injunctive relief class and filed a motion for preliminary approval, which was denied by the District Court in June 2024. Visa and Mastercard reached a new settlement with the injunctive relief class and filed a motion for preliminary approval with the District Court in November 2025. The court granted preliminary approval of the new settlement on June 9, 2026.
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

145	Capital One Financial Corporation (COF)

$425 million settlement fund, which is reflected in our reserves, and an agreement to increase the interest rate on 360 Savings accounts to match the interest paid on 360 Performance Savings accounts. The new settlement also resolves the New York Attorney General Litigation as well as the objection filed by the New York Attorney General on behalf of itself and 17 other state attorneys general. On April 20, 2026, the court granted final approval of the settlement. On June 17, 2026, an individual objector appealed the final approval order to the Fourth Circuit Court of Appeals.
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

146	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A— Market Risk Profile.”

147	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. As a result of the Transaction, we are in the process of incorporating Discover into our internal control over financial reporting. See “Note 2—Business Combinations” for further information. Other than those related to the Transaction, there have been no changes in our internal control over financial reporting during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

148	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of our common stock for each calendar month in the second quarter of 2026. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
April	4,273,996	$194.48	4,271,435	$10,783
May	5,700,621	187.42	5,632,056	9,728
June	4,448,344	189.26	4,432,480	8,889
Total	14,422,961	190.08	14,335,971
_________
(1)    On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of the Company’s common stock, effective October 21, 2025. There were 2,561, 68,565 and 15,864 shares withheld in April, May and June, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:

Ravi Raghu, our President, Capital One Software, entered into a pre-arranged stock trading plan on April 23, 2026. Mr. Raghu’s plan provides for the associated sale of up to 9,776 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and August 2, 2027.
Celia S. Karam, our President, Retail Bank, entered into a pre-arranged stock trading plan on May 14, 2026. Ms. Karam’s plan provides for the associated sale of up to 11,687.953 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and February 15, 2027.
Lia N. Dean, our President, Banking and Premium Products, entered into a pre-arranged stock trading plan on May 14, 2026. Ms. Dean’s plan provides for the associated sale of up to 13,170.313 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and February 15, 2027.

149	Capital One Financial Corporation (COF)

Each of the trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Capital One’s policies regarding transactions in its securities.

Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

150	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
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
10.1+
Restricted Stock Unit Award Agreement, dated April 7, 2026, by and between Capital One Financial Corporation and Frank LaPrade under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Quarterly Report on Form 10-Q, filed on May 7, 2026).

31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
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

CAPITAL ONE FINANCIAL CORPORATION

Date: July 28, 2026	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer