Form 10-Q
period 2026-09-30
CAPITAL ONE FINANCIAL CORP
filed 2026-11-03
CIK 927628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(Former name, former address and former fiscal year, if changed since last report)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $.01 per share)	COF	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series I	COF PRI	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series J	COF PRJ	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series K	COF PRK	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series L	COF PRL	New York Stock Exchange
Depositary Shares, Each Representing a 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series N	COF PRN	New York Stock Exchange
1.650% Senior Notes Due 2029	COF29	New York Stock Exchange
4.326% Fixed-to-Floating Rate Senior Notes Due 2032	COF32	New York Stock Exchange
4.832% Fixed-to-Floating Rate Senior Notes Due 2037	COF37	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2026, there were 601,533,153 shares of the registrant’s Common Stock outstanding.

1	Capital One Financial Corporation (COF)

2	Capital One Financial Corporation (COF)

3	Capital One Financial Corporation (COF)

PART I - FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

This discussion contains forward-looking statements that are based upon management’s current expectations and are subject to significant uncertainties and changes in circumstances. Please review “Forward-Looking Statements” for more information on the forward-looking statements in this Quarterly Report on Form 10-Q (“this Report”). All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Our actual results may differ materially from those included in these forward-looking statements due to a variety of factors including, but not limited to, those described in “Part I—Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K (“2025 Form 10-K”) and “Part II—Item 1A. Risk Factors” in this Report. Unless otherwise specified, references to notes to our consolidated financial statements refer to the notes to our consolidated financial statements as of September 30, 2026 included in this Report.

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
As of September 30, 2026, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Part II—Item 8. Financial Statements and Supplementary Data—Note 2—Business Combinations and Discontinued Operations” in our 2025 Form 10-K for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”

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

SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data and performance from our results of operations for the third quarter and first nine months of 2026 and 2025 and selected comparative balance sheet data as of September 30, 2026 and December 31, 2025. We also provide selected key metrics we use in evaluating our performance, including certain metrics that are computed using non-GAAP measures. We consider these non-GAAP metrics to be key financial measures that management uses in assessing returns and capital management over time. We believe these non-GAAP measures are useful to investors and users of our financial information as they provide an alternate measurement of our performance and assist when assessing returns and capital management over time. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”), nor are they necessarily comparable to non-GAAP measures that may be presented by other companies.
Table 1: Consolidated Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2026	2025	Change	2026	2025	Change
Income statement
Net interest income	$12,886	$12,404	4%	$37,405	$30,412	23%
Non-interest income	3,458	2,955	17	10,020	7,439	35
Total net revenue	16,344	15,359	6	47,425	37,851	25
Provision for credit losses	2,916	2,714	7	9,973	16,513	(40)
Non-interest expense:
Marketing	1,594	1,403	14	4,752	3,950	20
Operating expense	7,262	6,860	6	21,611	17,206	26
Total non-interest expense	8,856	8,263	7	26,363	21,156	25
Income from continuing operations before income taxes	4,572	4,382	4	11,089	182	**
Income tax provision (benefit)	1,033	1,189	(13)	2,349	(152)	**
Income from continuing operations, net of tax	3,539	3,193	11	8,740	334	**
Income (loss) from discontinued operations, net of tax	—	(1)	**	(7)	(15)	(53)
Net income	3,539	3,192	11	8,733	319	**
Dividends and undistributed earnings allocated to participating securities	(32)	(33)	(3)	(80)	(13)	**
Preferred stock dividends	(73)	(73)	—	(203)	(195)	4%
Impacts from preferred stock redemptions	(12)	—	**	(12)	6	**
Net income available to common stockholders	$3,422	$3,086	11%	$8,438	$117	**
Common share statistics
Basic earnings per common share:
Net income from continuing operations	$5.62	$4.83	16%	$13.68	$0.26	**
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.03)	(67)%
Net income per basic common share	$5.62	$4.83	16%	$13.67	$0.23	**
Diluted earnings per common share:
Net income from continuing operations	$5.61	$4.83	16%	$13.66	$0.26	**
Income (loss) from discontinued operations	—	—	—	(0.01)	(0.03)	(67)%
Net income per diluted common share	$5.61	$4.83	16%	$13.65	$0.23	**
Weighted-average common shares outstanding (in millions):
Basic	608.9	639.0	(5)%	617.2	510.2	21%
Diluted	609.5	639.5	(5)	618.0	510.9	21
Common shares outstanding (period-end, in millions)	601.5	635.7	(5)	601.5	635.7	(5)

6	Capital One Financial Corporation (COF)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share data and as noted)	2026	2025	Change	2026	2025	Change
Dividends declared and paid per common share	$0.80	$0.60	33%	$2.40	$1.80	33%
Tangible book value per common share (period-end)(1)	102.72	105.18	(2)	102.72	105.18	(2)
Balance sheet (average balances)
Loans held for investment	$457,380	$439,859	4%	$451,472	$380,564	19%
Interest-earning assets	612,521	593,247	3	615,741	527,461	17
Total assets	676,168	657,858	3	678,056	574,602	18
Interest-bearing deposits	454,245	439,527	3	454,785	388,541	17
Total deposits	482,613	467,280	3	483,130	415,686	16
Borrowings	48,061	50,180	(4)	49,818	47,097	6
Common equity	108,486	107,412	1	108,913	82,306	32
Total stockholders’ equity	113,571	112,819	1%	114,211	87,511	31%
Selected performance metrics
Purchase volume	$254,679	$230,379	11%	$728,969	$589,780	24%
Global Payment Network volume	190,934	153,117	25	554,878	227,131	144
Total net revenue margin(2)	10.67%	10.36%	31bps	10.27%	9.57%	70bps
Net interest margin	8.41	8.36	5	8.10	7.69	41
Return on average assets(3)	2.09	1.94	15	1.72	0.08	164
Return on average tangible assets(4)	2.24	2.07	17	1.83	0.08	175
Return on average common equity(5)	12.62	11.50	112	10.34	0.21	1,013
Return on average tangible common equity(6)	21.12	18.82	230	17.04	0.33	1,671
Equity-to-assets ratio(7)	16.80	17.15	(35)	16.84	15.23	161
Efficiency ratio(8)	54.19	53.80	39	55.59	55.89	(30)
Operating efficiency ratio(9)	44.43	44.66	(23)	45.57	45.46	11
Effective income tax rate from continuing operations	22.6	27.1	(450)	21.2	(83.5)	**
Net charge-offs	$3,121	$3,473	(10)%	$10,610	$9,269	14%
Net charge-off rate	2.73%	3.16%	(43)bps	3.13%	3.25%	(12)bps

(Dollars in millions, except as noted)	September 30, 2026	December 31, 2025	Change
Balance sheet (period-end)
Loans held for investment	$462,530	$453,622	2%
Interest-earning assets	610,799	613,750	—
Total assets	672,867	669,009	1
Interest-bearing deposits	453,006	448,386	1
Total deposits	480,697	475,771	1
Borrowings	49,774	51,000	(2)
Common equity	105,237	108,209	(3)
Total stockholders’ equity	109,656	113,616	(3)
Credit quality metrics
Allowance for credit losses	$22,739	$23,409	(3)%
Allowance coverage ratio	4.92%	5.16%	(24)bps
30+ day performing delinquency rate	3.18	3.41	(23)
30+ day delinquency rate	3.41	3.59	(18)

7	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2026	December 31, 2025	Change
Capital ratios
Common equity Tier 1 (“CET1”) capital(10)	13.8%	14.3%	(50)bps
Tier 1 capital(10)	14.6	15.3	(70)
Total capital(10)	16.5	17.2	(70)
Tier 1 leverage(10)	11.9	12.5	(60)
Tangible common equity (“TCE”)(11)	9.8	10.7	(90)
Supplementary leverage(10)	10.1	10.6	(50)
Other
Employees (period-end, in thousands)	77.5	76.3	2%
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

EXECUTIVE SUMMARY
Financial Highlights
We reported net income of $3.5 billion ($5.61 per diluted common share) on total net revenue of $16.3 billion and net income of $8.7 billion ($13.65 per diluted common share) on total net revenue of $47.4 billion for the third quarter and first nine months of 2026, respectively. In comparison, we reported net income of $3.2 billion ($4.83 per diluted common share) on total net revenue of $15.4 billion and net income of $319 million ($0.23 per diluted common share) on total net revenue of $37.9 billion for the third quarter and first nine months of 2025, respectively.
Our CET1 capital ratio as calculated under the Basel III standardized approach was 13.8% and 14.3% as of September 30, 2026 and December 31, 2025, respectively. See “Capital Management” for additional information.
In the third quarter of 2026, we declared and paid common stock dividends of $491 million and repurchased $2.6 billion of our common stock. During the first nine months of 2026, we declared and paid common stock dividends of $1.5 billion and repurchased $7.9 billion of our common stock. See “Capital Management—Dividend Policy and Stock Purchases” for additional information.
Below are additional highlights of our performance in the third quarter and first nine months of 2026. These highlights are based on a comparison between the results of the third quarter and first nine months of 2026 and 2025, except as otherwise noted. Highlights related to changes in our financial condition and credit performance are based on September 30, 2026 compared to December 31, 2025. We provide a more detailed discussion of our financial performance in the sections following this “Executive Summary.”
Total Company Performance
•Earnings:
Our net income increased by $347 million to $3.5 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by:
◦Higher non-interest income primarily driven by higher discount and interchange fees due to an increase in purchase volume and the impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
◦Higher net interest income primarily driven by lower rates paid on deposits and higher average credit card and auto loan balances.
These drivers were partially offset by:
◦Higher non-interest expense primarily driven by growth in our Card portfolio, including the addition of Brex, as well as continued investment in technology, and higher marketing spend.
◦Higher provision for credit losses primarily driven by a smaller allowance release in our Domestic Card loan portfolio compared to the prior year.
Our net income increased by $8.4 billion to $8.7 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by:
◦Higher net interest income primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
◦Lower provision for credit losses primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.
◦Higher non-interest income primarily driven by higher discount and interchange fees due to an increase in purchase volume and the impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.

9	Capital One Financial Corporation (COF)

These drivers were partially offset by:
◦Higher non-interest expense primarily driven by growth in our Card portfolio inclusive of continued investment in technology and higher marketing spend, primarily due to the addition of Discover and Brex.
•Loans Held for Investment:
◦Loans held for investment increased by $8.9 billion to $462.5 billion as of September 30, 2026 compared to December 31, 2025 primarily driven by growth in our auto and legacy Capital One card portfolios, partially offset by a decrease in the legacy Discover portfolio.
◦Average loans held for investment increased by $17.5 billion to $457.4 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by growth in our auto loan portfolio and an increase in purchase volume, including the addition of Brex. Average loans held for investment increased by $70.9 billion to $451.5 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by an increase in purchase volume, including the addition of Discover and Brex.
•Net Charge-Off and Delinquency Metrics:
◦Our net charge-off rate decreased by 43 basis points (“bps”) to 2.73% in the third quarter of 2026 compared to the third quarter of 2025 and decreased by 12 bps to 3.13% in the first nine months of 2026 compared to the first nine months of 2025.
◦Our 30+ day delinquency rate decreased by 18 bps to 3.41% as of September 30, 2026 from December 31, 2025.
•Allowance for Credit Losses: Our allowance for credit losses decreased by $670 million to $22.7 billion as of September 30, 2026 compared to December 31, 2025 primarily driven by a net allowance release in our Domestic Card loan portfolio due to favorable credit performance, partially offset by an allowance build due to growth in our auto loan portfolio. Our allowance coverage ratio decreased by 24 bps to 4.92% as of September 30, 2026 compared to December 31, 2025 primarily driven by our Domestic Card loan portfolio.

CONSOLIDATED RESULTS OF OPERATIONS
The section below provides a comparative discussion of our consolidated financial performance for the third quarter and first nine months of 2026 and 2025. We provide a discussion of our business segment results in the following section, “Business Segment Financial Performance.” This section should be read together with our “Executive Summary,” where we discuss trends and other factors that we expect will affect our future results of operations.
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

Table 2 below presents the average outstanding balance, interest income earned, interest expense incurred and average yield for the third quarter and first nine months of 2026 and 2025 for each major category of our interest-earning assets and interest-bearing liabilities. Nonperforming loans are included in the average loan balances below.
Table 2: Average Balances, Net Interest Income and Net Interest Margin

	Three Months Ended September 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$273,671	$12,112	17.70%	$269,175	$12,109	17.99%
Consumer banking	92,330	2,242	9.71	82,295	1,958	9.52
Commercial banking(3)	91,830	1,350	5.88	88,904	1,426	6.42
Other(4)	—	(189)	**	—	(264)	**
Total loans, including loans held for sale	457,831	15,515	13.56	440,374	15,229	13.83
Investment securities	99,842	867	3.48	96,186	823	3.42
Cash equivalents and other interest-earning assets	54,848	517	3.77	56,687	711	5.02
Total interest-earning assets	$612,521	$16,899	11.04%	$593,247	$16,763	11.30%
Cash and due from banks	3,854			5,062
Allowance for credit losses	(22,966)			(23,857)
Premises and equipment, net	6,231			5,200
Other assets	76,528			70,035
Assets of discontinued operations	—			8,171
Total assets	$676,168			$657,858
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$454,245	$3,334	2.94%	$439,527	$3,597	3.27%
Securitized debt obligations	10,918	127	4.66	12,919	165	5.11
Senior and subordinated notes	35,603	528	5.93	36,272	582	6.41
Other borrowings and interest-bearing liabilities(5)	4,356	24	2.17	3,120	15	2.04
Total interest-bearing liabilities	$505,122	$4,013	3.18%	$491,838	$4,359	3.55%
Non-interest-bearing deposits	28,368			27,753
Other liabilities	29,107			25,414
Liabilities of discontinued operations	—			34
Total liabilities	562,597			545,039
Stockholders’ equity	113,571			112,819
Total liabilities and stockholders’ equity	$676,168			$657,858
Net interest income/spread		$12,886	7.86		$12,404	7.75
Impact of non-interest-bearing funding			0.55			0.61
Net interest margin			8.41%			8.36%

11	Capital One Financial Corporation (COF)

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Interest-earning assets:
Loans:(2)
Credit card	$271,956	$35,415	17.36%	$212,172	$28,764	18.08%
Consumer banking	88,896	6,383	9.57	80,304	5,592	9.28
Commercial banking(3)	90,999	3,936	5.77	88,516	4,229	6.37
Other(4)	—	(573)	**	—	(750)	**
Total loans, including loans held for sale	451,851	45,161	13.33	380,992	37,835	13.24
Investment securities	99,002	2,549	3.43	93,970	2,377	3.37
Cash equivalents and other interest-earning assets	64,888	1,805	3.71	52,499	1,797	4.56
Total interest-earning assets	615,741	49,515	10.72%	527,461	42,009	10.62%
Cash and due from banks	4,624			4,612
Allowance for credit losses	(23,339)			(20,024)
Premises and equipment, net	6,065			4,946
Other assets	74,965			53,545
Assets of discontinued operations	—			4,062
Total assets	$678,056			$574,602
Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing deposits	$454,785	$10,059	2.95%	$388,541	$9,432	3.24%
Securitized debt obligations	11,189	385	4.59	13,228	505	5.10
Senior and subordinated notes	36,974	1,595	5.75	33,180	1,622	6.52
Other borrowings and interest-bearing liabilities(5)	4,145	71	2.30	2,771	38	1.84
Total interest-bearing liabilities	507,093	12,110	3.18	437,720	11,597	3.53%
Non-interest-bearing deposits	28,345			27,145
Other liabilities	28,409			22,213
Liabilities of discontinued operations	(2)			13
Total liabilities	563,845			487,091
Stockholders’ equity	114,211			87,511
Total liabilities and stockholders’ equity	$678,056			$574,602
Net interest income/spread		$37,405	7.54		$30,412	7.09
Impact of non-interest-bearing funding			0.56			0.60
Net interest margin			8.10%			7.69%
__________
(1)Average yield is calculated based on annualized interest income for the period divided by average loans during the period. Average yield is calculated using whole dollar values for average balances and interest income/expense.
(2)Past due fees, net of reversals, included in interest income totaled approximately $748 million and $2.1 billion in the third quarter and first nine months of 2026, respectively, and $745 million and $1.9 billion in the third quarter and first nine months of 2025, respectively.
(3)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category. Taxable-equivalent adjustments included in the interest income and yield computations for our commercial loans totaled approximately $21 million and $61 million in the third quarter and first nine months of 2026, respectively, and $19 million and $59 million in the third quarter and first nine months of 2025, respectively, with corresponding reductions to the Other category.
(4)Interest income/expense in the Other category represents the impact of hedge accounting on our loan portfolios and the offsetting reduction of the taxable-equivalent adjustments of our commercial loans as described above.
(5)Includes amounts related to entities that provide capital to low-income and rural communities of $2.8 billion and $2.5 billion in the third quarter and first nine months of 2026, respectively, and $2.1 billion in both the third quarter and first nine months of 2025. Related interest expense was $10 million and $27 million for the third quarter and first nine months of 2026, respectively, and $8 million and $23 million for the third quarter and first nine months of 2025, respectively.
**    Not meaningful.

12	Capital One Financial Corporation (COF)

Net interest income increased by $482 million to $12.9 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by lower rates paid on deposits and higher average credit card and auto loan balances. Net interest income increased by $7.0 billion to $37.4 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by higher average credit card loan balances, largely due to the addition of Discover.
Net interest margin increased by 5 bps to 8.41% in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by lower rates paid on deposits, partially offset by lower asset yields. Net interest margin increased by 41 bps to 8.10% in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by higher average credit card loan balances, largely due to the addition of Discover, and lower rates paid on deposits, partially offset by lower yields in our credit card loan portfolio.
Table 3 displays the change in our net interest income between periods and the extent to which the variance is attributable to:
•Changes in the volume of our interest-earning assets and interest-bearing liabilities; or
•Changes in the interest rates related to these assets and liabilities.
Table 3: Rate/Volume Analysis of Net Interest Income(1)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
(Dollars in millions)	Total Variance	Volume	Rate	Total Variance	Volume	Rate
Interest income:
Loans:
Credit card	$3	$199	$(196)	$6,651	$7,785	$(1,134)
Consumer banking	284	243	41	791	612	179
Commercial banking(2)	(76)	43	(119)	(293)	108	(401)
Other(3)	75	—	75	177	—	177
Total loans, including loans held for sale	286	485	(199)	7,326	8,505	(1,179)
Investment securities	44	32	12	172	129	43
Cash equivalents and other interest-earning assets	(194)	(22)	(172)	8	345	(337)
Total interest income	136	495	(359)	7,506	8,979	(1,473)
Interest expense:
Interest-bearing deposits	(263)	108	(371)	627	1,465	(838)
Securitized debt obligations	(38)	(24)	(14)	(120)	(73)	(47)
Senior and subordinated notes	(54)	(11)	(43)	(27)	164	(191)
Other borrowings and liabilities	9	7	2	33	22	11
Total interest expense	(346)	80	(426)	513	1,578	(1,065)
Net interest income	$482	$415	$67	$6,993	$7,401	$(408)

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

13	Capital One Financial Corporation (COF)

Non-Interest Income
Table 4 displays the components of non-interest income for the third quarter and first nine months of 2026 and 2025.
Table 4: Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Discount and interchange fees, net	$2,335	$1,812	$6,555	$4,513
Service charges and other customer-related fees	807	849	2,424	2,016
Net securities losses	(40)	—	(40)	—
Other(1)(2)	356	294	1,081	910
Total non-interest income	$3,458	$2,955	$10,020	$7,439
__________
(1)Primarily consists of revenue from Capital One Shopping, treasury income, and auto industry services.
(2)Includes gains of $1 million and $77 million on deferred compensation plan investments in the third quarter and first nine months of 2026, respectively, and gains of $46 million and $87 million on deferred compensation plan investments in the third quarter and first nine months of 2025, respectively. These amounts have corresponding offsets in non-interest expense.

Non-interest income increased by $503 million to $3.5 billion in the third quarter of 2026 compared to the third quarter of 2025 and increased by $2.6 billion to $10.0 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by higher discount and interchange fees due to an increase in purchase volume and the impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network.
Provision for Credit Losses
Our provision for credit losses in each period is driven by net charge-offs, changes to the allowance for credit losses and changes to the reserve for unfunded lending commitments. Our provision for credit losses increased by $202 million to $2.9 billion in the third quarter of 2026 primarily driven by a smaller allowance release in our Domestic Card loan portfolio compared to the prior year. Our provision for credit losses decreased by $6.5 billion to $10.0 billion in the first nine months of 2026 primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.
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

14	Capital One Financial Corporation (COF)

Non-Interest Expense
Table 5 displays the components of non-interest expense for the third quarter and first nine months of 2026 and 2025.
Table 5: Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Operating expense:
Salaries and associate benefits(1)	$3,733	$3,496	$11,173	$9,041
Occupancy and equipment	985	856	2,821	2,208
Professional services	604	641	1,856	1,731
Communications and data processing	622	476	1,607	1,288
Amortization of intangibles	508	514	1,507	801
Other non-interest expense:
Bankcard, regulatory and other fee assessments	127	204	500	327
Collections	229	232	725	510
Other	454	441	1,422	1,300
Total other non-interest expense	810	877	2,647	2,137
Total operating expense	$7,262	$6,860	$21,611	$17,206
Marketing	1,594	1,403	4,752	3,950
Total non-interest expense	$8,856	$8,263	$26,363	$21,156
_________
(1)Includes expenses of $1 million and $77 million related to our deferred compensation plan investments for the third quarter and first nine months of 2026, respectively, and expenses of $46 million and $87 million related to our deferred compensation plan investments for the third quarter and first nine months of 2025, respectively. These amounts have corresponding offsets from investments in other non-interest income.

Non-interest expense increased by $593 million to $8.9 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by growth in our Card portfolio, including the addition of Brex, as well as continued investment in technology, and higher marketing spend. Non-interest expense increased by $5.2 billion to $26.4 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by growth in our Card portfolio inclusive of continued investment in technology and higher marketing spend, primarily due to the addition of Discover and Brex.
Integration Expenses
Discover integration expenses decreased by $10 million to $338 million in the third quarter of 2026 compared to the third quarter of 2025. Discover integration expenses increased by $294 million to $1.1 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by higher salaries and associate benefits, which are included within operating expense in our consolidated statements of income and within the Other category for business segment results. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $2.4 billion of Discover integration expenses as of September 30, 2026.
In the third quarter and first nine months of 2026, we incurred $47 million and $143 million, respectively, of integration expenses related to the Brex acquisition primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income and within Domestic Card for business segment results.

15	Capital One Financial Corporation (COF)

Income Taxes
We recorded an income tax expense of $1.0 billion (22.6% effective income tax rate) and $2.3 billion (21.2% effective income tax rate) in the third quarter and first nine months of 2026, respectively, compared to an income tax expense of $1.2 billion (27.1% effective income tax rate) and an income tax benefit of $152 million (negative 83.5% effective income tax rate) in the third quarter and first nine months of 2025, respectively. The difference in our tax provision and effective tax rate year over year was primarily driven by the impact of $8.8 billion initial allowance for credit losses on loans acquired in the Discover acquisition in the second quarter of 2025.
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

CONSOLIDATED BALANCE SHEETS ANALYSIS
Total assets increased by $3.9 billion to $672.9 billion as of September 30, 2026 from December 31, 2025 primarily driven by growth in loans held for investment and an increase in goodwill primarily related to the acquisition of Brex, partially offset by lower cash.
Total liabilities increased by $7.8 billion to $563.2 billion as of September 30, 2026 from December 31, 2025 primarily driven by continued deposit growth from our national banking strategy.
Stockholders’ equity decreased by $4.0 billion to $109.7 billion as of September 30, 2026 from December 31, 2025 primarily driven by net purchases of treasury stock and higher unrealized losses in accumulated other comprehensive loss, partially offset by net income.
The following is a discussion of material changes in the major components of our assets and liabilities during the first nine months of 2026. Period-end balance sheet amounts may vary from average balance sheet amounts due to the timing of normal balance sheet management activities that are intended to support our capital and liquidity positions, our market risk profile and the needs of our customers.
Investment Securities
Our investment securities portfolio consists of the following debt securities: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other debt securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank (“FHLB”). The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of September 30, 2026 and December 31, 2025, respectively.
The carrying value of our investment securities portfolio decreased by $1.3 billion to $89.8 billion as of September 30, 2026 from December 31, 2025 primarily driven by increases in relevant benchmark interest rates, partially offset by net purchases.

16	Capital One Financial Corporation (COF)

Loans Held for Investment
Total loans held for investment consists of both unsecuritized loans and loans held in our consolidated trusts. Table 6 summarizes by segment the carrying value of our loans held for investment, the allowance for credit losses and net loan balance as of September 30, 2026 and December 31, 2025.
Table 6: Loans Held for Investment

	September 30, 2026			December 31, 2025
(Dollars in millions)	Loans	Allowance	Net Loans	Loans	Allowance	Net Loans
Credit Card	$276,360	$(19,061)	$257,299	$279,570	$(20,066)	$259,504
Consumer Banking	94,043	(2,203)	91,840	84,790	(1,892)	82,898
Commercial Banking	92,127	(1,475)	90,652	89,262	(1,451)	87,811
Total	$462,530	$(22,739)	$439,791	$453,622	$(23,409)	$430,213
Loans held for investment increased by $8.9 billion to $462.5 billion as of September 30, 2026 compared to December 31, 2025 primarily driven by growth in our auto and legacy Capital One card portfolios, partially offset by a decrease in the legacy Discover portfolio.
We provide additional information on the composition of our loan portfolio and credit quality in “Credit Risk Profile,” “Consolidated Results of Operations” and “Part I—Item 1. Financial Statements—Note 4—Loans.”
Funding Sources
Our funding sources include deposits, senior and subordinated notes, securitized debt obligations, federal funds purchased, securities loaned or sold under agreements to repurchase and advances from the FHLB secured by certain portions of our loan and securities portfolios. Insured deposits in our Consumer Banking business represent our primary source of funding, as they are a relatively stable and low cost source of funding.
Table 7 provides the composition of our primary sources of funding as of September 30, 2026 and December 31, 2025.
Table 7: Funding Sources Composition

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Deposits:
Consumer Banking	$431,095	81%	$423,932	80%
Commercial Banking	31,136	6	31,250	6
Other(1)	18,466	4	20,589	4
Total deposits	480,697	91	475,771	90
Securitized debt obligations	11,280	2	12,853	3
Other debt	38,494	7	38,147	7
Total funding sources	$530,471	100%	$526,771	100%
__________
(1)Includes brokered deposits of $16.9 billion and $19.2 billion as of September 30, 2026 and December 31, 2025, respectively.
Total deposits increased by $4.9 billion to $480.7 billion as of September 30, 2026 from December 31, 2025 primarily driven by continued growth from our national banking strategy.
As of September 30, 2026 and December 31, 2025, we held $72.6 billion and $71.9 billion, respectively, of estimated uninsured deposits. These amounts were primarily comprised of checking and savings deposits. These estimated uninsured deposits comprised approximately 15% of our total deposits as of both September 30, 2026 and December 31, 2025. We estimate our uninsured amounts based on methodologies and assumptions used for our Consolidated Reports of Condition and Income Federal Financial Institutions Examination Council (“FFIEC”) 031 filed with the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”), hereafter collectively referred to as the “Federal Banking Agencies,” adjusted to exclude intercompany

17	Capital One Financial Corporation (COF)

balances and cash collateral received on certain derivative contracts which are not presented within deposits on our consolidated balance sheet.
Securitized debt obligations decreased by $1.6 billion to $11.3 billion as of September 30, 2026 from December 31, 2025 primarily driven by paydowns and net maturities.
Other debt increased by $347 million to $38.5 billion as of September 30, 2026 from December 31, 2025 primarily driven by net issuances of unsecured senior debt, partially offset by maturities of subordinated debt.
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
We summarize our business segment results for the third quarter and first nine months of 2026 and 2025 and provide a comparative discussion of these results, as well as changes in our financial condition and credit performance metrics as of September 30, 2026 compared to December 31, 2025. We provide a reconciliation of our total business segment results to our reported consolidated results in “Part I—Item 1. Financial Statements—Note 13—Business Segments and Revenue from Contracts with Customers.”

19	Capital One Financial Corporation (COF)

Business Segment Financial Performance
Table 8 summarizes our business segment results, which we report based on total net revenue (loss) and net income (loss) from continuing operations, for the third quarter and first nine months of 2026 and 2025.
Table 8: Business Segment Results(1)

	Three Months Ended September 30,
	2026				2025
	Total Net Revenue (Loss)(2)		Net Income (Loss)(3)		Total Net Revenue (Loss)(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$12,147	74%	$2,859	81%	$11,607	76%	$2,920	91%
Consumer Banking	3,300	20	560	16	2,832	18	420	13
Commercial Banking(4)	901	6	313	9	904	6	286	9
Other(4)	(4)	—	(193)	(6)	16	—	(433)	(13)
Total	$16,344	100%	$3,539	100%	$15,359	100%	$3,193	100%

	Nine Months Ended September 30,
	2026				2025
	Total Net Revenue (Loss)(2)		Net Income (Loss)(3)		Total Net Revenue (Loss)(2)		Net Income (Loss)(3)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Credit Card	$35,301	74%	$7,139	82%	$27,867	74%	$(778)	(233)%
Consumer Banking	9,421	20	1,344	15	7,514	20	1,056	316
Commercial Banking(4)	2,660	6	758	9	2,725	7	761	228
Other(4)	43	—	(501)	(6)	(255)	(1)	(705)	(211)
Total	$47,425	100%	$8,740	100%	$37,851	100%	$334	100%
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
Our Credit Card business generated income from continuing operations, net of tax, of $2.9 billion and $7.1 billion in the third quarter and first nine months of 2026, respectively, compared to income from continuing operations, net of tax, of $2.9 billion and loss from continuing operations, net of tax, of $778 million in the third quarter and first nine months of 2025, respectively.
Table 9 summarizes the financial results of our Credit Card business and displays selected key metrics for the periods indicated.
Table 9: Credit Card Business Results

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions, except as noted)	2026	2025	Change		2026	2025	Change
Selected income statement data:
Net interest income	$9,622	$9,396	2%		$28,110	$22,343	26%
Non-interest income	2,525	2,211	14		7,191	5,524	30
Total net revenue(1)	12,147	11,607	5		35,301	27,867	27
Provision for credit losses	2,479	2,364	5		8,364	15,388	(46)
Non-interest expense	5,880	5,409	9		17,479	13,494	30%
Income (loss) from continuing operations before income taxes	3,788	3,834	(1)		9,458	(1,015)	**
Income tax provision (benefit)	929	914	2		2,319	(237)	**
Income (loss) from continuing operations, net of tax	$2,859	$2,920	(2)%		$7,139	$(778)	**
Selected performance metrics:
Average loans held for investment:
Domestic credit card	$257,311	$252,090	2%		$255,336	$200,221	28%
Personal loans	8,314	9,703	(14)		8,826	4,863	81
International card businesses	8,045	7,382	9		7,795	7,088	10
Total credit card	$273,670	$269,175	2		$271,957	$212,172	28
Average yield on loans(2)	17.70%	17.99%	(29)bps		17.36%	18.08%	(72)bps
Total net revenue margin(3)	17.75	17.25	50		17.31	17.51	(20)
Net charge-offs	$2,745	$3,101	(11)%		$9,356	$8,228	14%
Net charge-off rate	4.01%	4.61%	(60)bps		4.59%	5.17%	(58)bps
Purchase volume	$254,679	$230,379	11%		$728,969	$589,780	24%

(Dollars in millions, except as noted)	September 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Domestic credit card	$260,252	$262,403	(1)%
Personal loans	7,984	9,499	(16)
International card businesses	8,124	7,668	6
Total credit card	$276,360	$279,570	(1)
30+ day performing delinquency rate	3.72%	3.93%	(21)	bps
30+ day delinquency rate	3.72	3.94	(22)
Nonperforming loan rate(4)	0.01	0.01	—
Allowance for credit losses	$19,061	$20,066	(5)%
Allowance coverage ratio	6.90%	7.18%	(28)	bps
__________
(1)We recognize finance charges and fee income on open-ended loans in accordance with the contractual provisions of the credit arrangements and charge off any uncollectible amounts. Total net revenue was reduced by $784 million and $2.7 billion in the third quarter and first nine months of 2026 respectively, compared to $869 million and $2.4 billion in the third quarter and first nine months of 2025, respectively, for finance charges and fees

21	Capital One Financial Corporation (COF)

charged off as uncollectible.
(2)Average yield is calculated based on annualized interest income for the period divided by average loans during the period and does not include any allocations, such as funds transfer pricing.
(3)Total net revenue margin is calculated based on annualized total net revenue for the period divided by average loans during the period.
(4)Within our credit card loan portfolio, certain loans in our international card and personal loan businesses are classified as nonperforming. See “Credit Risk Profile—Credit Risk Measurement—Nonperforming Loans and Nonperforming Assets” for additional information.
**    Not meaningful.
Key factors affecting the results of our Credit Card business for the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025, and changes in financial condition and credit performance between September 30, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income increased by $226 million to $9.6 billion in the third quarter of 2026 primarily driven by higher average loan balances. Net interest income increased by $5.8 billion to $28.1 billion in the first nine months of 2026 primarily driven by higher average loan balances, largely due to the addition of Discover.
•Non-Interest Income: Non-interest income increased by $314 million to $2.5 billion in the third quarter of 2026 primarily driven by higher discount and interchange fees due to an increase in purchase volume, including the addition of Brex. Non-interest income increased by $1.7 billion to $7.2 billion in the first nine months of 2026 primarily driven by higher discount and interchange fees due to an increase in purchase volume, including the addition of Discover and Brex.
•Provision for Credit Losses: Provision for credit losses increased by $115 million to $2.5 billion in the third quarter of 2026 primarily driven by a smaller allowance release compared to the prior year, partially offset by lower net losses. Provision for credit losses decreased by $7.0 billion to $8.4 billion in the first nine months of 2026 primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.

•Non-Interest Expense: Non-interest expense increased by $471 million to $5.9 billion in the third quarter of 2026 primarily driven by growth in our portfolio, including the addition of Brex, as well as continued investment in technology and higher marketing spend. Non-interest expense increased by $4.0 billion to $17.5 billion in the first nine months of 2026 primarily driven by growth in our portfolio inclusive of continued investment in technology and higher marketing spend, primarily due to the addition of Discover and Brex.
Loans Held for Investment:
•Period-end loans held for investment decreased by $3.2 billion to $276.4 billion as of September 30, 2026 from December 31, 2025 primarily driven by a decrease in the legacy Discover portfolio, partially offset by growth in the legacy Capital One portfolio.

•Average loans held for investment increased by $4.5 billion to $273.7 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by an increase in purchase volume, including the addition of Brex. Average loans held for investment increased by $59.8 billion to $272.0 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by an increase in purchase volume, including the addition of Discover and Brex.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate decreased by 60 bps to 4.01% in the third quarter of 2026 compared to the third quarter of 2025 and decreased by 58 bps to 4.59% in the first nine months of 2026 compared to the first nine months of 2025.

•The 30+ day delinquency rate decreased by 22 bps to 3.72% as of September 30, 2026 from December 31, 2025.

22	Capital One Financial Corporation (COF)

Domestic Card Business
The Domestic Card business generated income from continuing operations, net of tax, of $2.7 billion and $6.8 billion in the third quarter and first nine months of 2026, respectively, compared to income from continuing operations, net of tax, of $2.8 billion and loss from continuing operations, net of tax, of $476 million in the third quarter and first nine months of 2025, respectively. In each of the third quarter and first nine months of 2026 and 2025, the Domestic Card business accounted for greater than 90% of total net revenue of our Credit Card business.
In the third quarter and first nine months of 2026, we incurred $47 million and $143 million, respectively, of integration expenses related to the Brex acquisition primarily driven by salaries and associate benefits and professional services, which are included within operating expense in our consolidated statements of income and within Domestic Card for business segment results.
Table 9.1 summarizes the financial results for our Domestic Card business and displays selected key metrics for the periods indicated.
Table 9.1: Domestic Card Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income	$9,005	$8,766	3%	$26,266	$20,931	25%
Non-interest income	2,475	2,160	15	7,042	5,369	31
Total net revenue(1)	11,480	10,926	5	33,308	26,300	27
Provision for credit losses	2,310	2,163	7	7,838	14,219	(45)
Non-interest expense	5,556	5,092	9	16,506	12,706	30%
Income (loss) from continuing operations before income taxes	3,614	3,671	(2)	8,964	(625)	**
Income tax provision (benefit)	885	873	1	2,196	(149)	**
Income (loss) from continuing operations, net of tax	$2,729	$2,798	(2)%	$6,768	$(476)	**
Selected performance metrics:
Average loans held for investment	$257,311	$252,090	2%	$255,336	$200,221	28%
Average yield on loans(2)	17.66%	17.99%	(33)bps	17.32%	18.03%	(71)bps
Total net revenue margin(3)	17.85	17.34	51	17.39	17.51	(12)
Net charge-offs	$2,560	$2,916	(12)%	$8,798	$7,824	12%
Net charge-off rate	3.98%	4.63%	(65)bps	4.59%	5.21%	(62)bps
Purchase volume	$250,024	$226,147	11%	$715,732	$577,846	24%

(Dollars in millions, except as noted)	September 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment	$260,252	$262,403	(1)%
30+ day performing delinquency rate	3.74%	3.99%	(25)bps
Allowance for credit losses	$17,851	$18,811	(5)%
Allowance coverage ratio	6.86%	7.17%	(31)bps
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
** Not meaningful.
Because our Domestic Card business accounts for the substantial majority of our Credit Card business, the key factors driving the results are similar to the key factors affecting our total Credit Card business. Net income for our Domestic Card business decreased in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by:

23	Capital One Financial Corporation (COF)

•Higher non-interest expense primarily driven by growth in our portfolio, including the addition of Brex, as well as continued investment in technology and higher marketing spend.
•Higher provision for credit losses primarily driven by a smaller allowance release compared to the prior year, partially offset by lower net losses.
These drivers were partially offset by:
•Higher non-interest income primarily driven by higher discount and interchange fees due to an increase in purchase volume, including the addition of Brex.
•Higher net interest income primarily driven by higher average loan balances.
Net income for our Domestic Card business increased in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by:
•Lower provision for credit losses primarily driven by the absence of the initial allowance for credit losses for loans acquired in the Discover acquisition.
•Higher net interest income primarily driven by higher average loan balances, largely due to the addition of Discover.
•Higher non-interest income primarily driven by higher discount and interchange fees due to an increase in purchase volume, including the addition of Discover and Brex.
These drivers were partially offset by:
•Higher non-interest expense primarily driven by growth in our portfolio inclusive of continued investment in technology and higher marketing spend, primarily due to the addition of Discover and Brex.
Consumer Banking Business
The primary sources of revenue for our Consumer Banking business are net interest income from loans and deposits, discount and interchange income, as well as service charges and customer-related fees, including revenue from processing transactions on the Global Payment Network. Expenses primarily consist of operating costs, the provision for credit losses and marketing expenses.
Our Consumer Banking business generated income from continuing operations, net of tax, of $560 million and $1.3 billion in the third quarter and first nine months of 2026, respectively, and $420 million and $1.1 billion in the third quarter and first nine months of 2025, respectively.

Table 10 summarizes the financial results of our Consumer Banking business and displays selected key metrics for the periods indicated.

Table 10: Consumer Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income	$2,531	$2,357	7%	$7,191	$6,462	11%
Non-interest income	769	475	62	2,230	1,052	112
Total net revenue	3,300	2,832	17	9,421	7,514	25
Provision for credit losses	417	340	23	1,380	893	55
Non-interest expense	2,142	1,941	10	6,261	5,235	20
Income from continuing operations before income taxes	741	551	34	1,780	1,386	28
Income tax provision	181	131	38	436	330	32

24	Capital One Financial Corporation (COF)

Income from continuing operations, net of tax	$560	$420	33%		$1,344	$1,056	27%
Selected performance metrics:
Average loans held for investment:
Auto	$91,178	$81,094	12%		$87,731	$79,080	11%
Retail banking	1,152	1,201	(4)		1,165	1,224	(5)
Total consumer banking	$92,330	$82,295	12		$88,896	$80,304	11
Average yield on loans held for investment(1)	9.71%	9.52%	19bps		9.57%	9.28%	29bps
Average deposits	$432,953	$414,219	5%		$432,428	$366,854	18%
Average deposits interest rate	2.78%	3.07%	(29)bps		2.79%	3.03%	(24)bps
Net charge-offs	$376	$326	15%		$1,069	$899	19%
Net charge-off rate	1.63%	1.58%	5bps		1.60%	1.49%	11bps
Global Payment Network volume	$190,934	$153,117	25%		$554,878	$227,131	144%
Auto loan originations	13,103	10,731	22		37,149	30,802	21

(Dollars in millions, except as noted)	September 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Auto	$92,901	$83,600	11%
Retail banking	1,142	1,190	(4)
Total consumer banking	$94,043	$84,790	11
30+ day performing delinquency rate	4.60%	5.17%	(57)	bps
30+ day delinquency rate	5.12	5.73	(61)
Nonperforming loan rate	0.66	0.69	(3)
Nonperforming asset rate(2)	0.77	0.79	(2)
Allowance for credit losses	$2,203	$1,892	16%
Allowance coverage ratio	2.34%	2.23%	11	bps
Deposits	$431,095	$423,932	2%
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
Key factors affecting the results of our Consumer Banking business for the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025, and changes in financial condition and credit performance between September 30, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income increased by $174 million to $2.5 billion in the third quarter of 2026 primarily driven by higher average auto loan balances. Net interest income increased by $729 million to $7.2 billion in the first nine months of 2026 primarily driven by higher deposits due to the addition of Discover and higher average auto loan balances.
•Non-Interest Income: Non-interest income increased by $294 million to $769 million in the third quarter of 2026 primarily due to the impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network. Non-interest income increased by $1.2 billion to $2.2 billion in the first nine months of 2026 primarily due to impacts from the reissuance of legacy Capital One customer debit cards onto the Global Payment Network and the addition of the Global Payment Network.
•Provision for Credit Losses: Provision for credit losses increased by $77 million to $417 million in the third quarter of 2026 primarily due to higher net losses and a higher allowance build. Provision for credit losses increased by $487

25	Capital One Financial Corporation (COF)

million to $1.4 billion in the first nine months of 2026 primarily driven by an allowance build in our auto loan portfolio compared to a relatively flat allowance in the prior year and higher net losses.
•Non-Interest Expense: Non-interest expense increased by $201 million to $2.1 billion in the third quarter of 2026 primarily driven by higher investment in technology. Non-interest expense increased by $1.0 billion to $6.3 billion in the first nine months of 2026 primarily driven by the addition of Discover, higher investment in technology and higher marketing spend.
Loans Held for Investment:
•Period-end loans held for investment increased by $9.3 billion to $94.0 billion as of September 30, 2026 from December 31, 2025 primarily driven by growth in our auto loan portfolio.
•Average loans held for investment increased by $10.0 billion to $92.3 billion in the third quarter of 2026 compared to the third quarter of 2025 and increased by $8.6 billion to $88.9 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by growth in our auto loan portfolio.
Deposits:
•Period-end deposits increased by $7.2 billion to $431.1 billion as of September 30, 2026 from December 31, 2025 primarily driven by continued growth from our national banking strategy.
Net Charge-Off and Delinquency Metrics:
•The net charge-off rate increased by 5 bps to 1.63% in the third quarter of 2026 compared to the third quarter of 2025 and increased by 11 bps to 1.60% in the first nine months of 2026 compared to the first nine months of 2025.
•The 30+ day delinquency rate decreased by 61 bps to 5.12% as of September 30, 2026 compared to December 31, 2025.
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
Our Commercial Banking business generated income from continuing operations, net of tax, of $313 million and $758 million in the third quarter and first nine months of 2026, respectively, and $286 million and $761 million in the third quarter and first nine months of 2025, respectively.
Table 11 summarizes the financial results of our Commercial Banking business and displays selected key metrics for the periods indicated.

26	Capital One Financial Corporation (COF)

Table 11: Commercial Banking Business Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except as noted)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income	$603	$586	3%	$1,769	$1,760	1%
Non-interest income	298	318	(6)	891	965	(8)
Total net revenue(1)	901	904	—	2,660	2,725	(2)
Provision for credit losses(2)	20	9	122	229	232	(1)
Non-interest expense	467	520	(10)	1,427	1,495	(5)
Income from continuing operations before income taxes	414	375	10	1,004	998	1
Income tax provision	101	89	13	246	237	4%
Income from continuing operations, net of tax	$313	$286	9%	$758	$761	—
Selected performance metrics:
Average loans held for investment:
Commercial and multifamily real estate	$34,354	$33,104	4%	$33,960	$32,458	5%
Commercial and industrial	57,026	55,285	3	56,659	55,630	2
Total commercial banking	$91,380	$88,389	3	$90,619	$88,088	3
Average yield on loans held for investment(1)(3)	5.88%	6.42%	(54)bps	5.77%	6.37%	(60)bps
Average deposits	$31,531	$29,889	5%	$31,307	$30,656	2%
Average deposits interest rate	1.83%	2.13%	(30)bps	1.82%	2.11%	(29)bps
Net charge-offs	$—	$46	**	$185	$142	30%
Net charge-off rate	—%	0.21%	(21)bps	0.27%	0.21%	6bps

(Dollars in millions, except as noted)	September 30, 2026	December 31, 2025	Change
Selected period-end data:
Loans held for investment:
Commercial and multifamily real estate	$35,636	$33,618	6%
Commercial and industrial	56,491	55,644	2
Total commercial banking	$92,127	$89,262	3
Nonperforming loan rate	1.22%	1.36%	(14)bps
Nonperforming asset rate(4)	1.30	1.39	(9)
Allowance for credit losses(2)	$1,475	$1,451	2%
Allowance coverage ratio	1.60%	1.63%	(3)bps
Deposits	$31,136	$31,250	—%
Loans serviced for others	51,537	52,240	(1)
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
(2)The provision for losses on unfunded lending commitments is included in the provision for credit losses in our consolidated statements of income and the related reserve is included in other liabilities on our consolidated balance sheets. Our reserve for unfunded lending commitments totaled $162 million and $142 million as of September 30, 2026 and December 31, 2025, respectively.
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

Key factors affecting the results of our Commercial Banking business for the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025, and changes in financial condition and credit performance between September 30, 2026 and December 31, 2025 include the following:
•Net Interest Income: Net interest income remained substantially flat at $603 million in the third quarter of 2026 compared to the third quarter of 2025 and at $1.8 billion in the first nine months of 2026 compared to the first nine months of 2025.
•Non-Interest Income: Non-interest income decreased by $20 million to $298 million in the third quarter of 2026 and decreased by $74 million to $891 million in the first nine months of 2026 primarily driven by lower revenue earned in our capital markets business and the reclassification of the legacy corporate card product to Domestic Card in the second quarter of 2026.
•Provision for Credit Losses: Provision for credit losses was $20 million in the third quarter of 2026 and remained substantially flat at $229 million in the first nine months of 2026 compared to the first nine months of 2025.
•Non-Interest Expense: Non-interest expense decreased by $53 million to $467 million in the third quarter of 2026 and decreased by $68 million to $1.4 billion in the first nine months of 2026 primarily driven by lower allocated expenses and the reclassification of the legacy corporate card product to Domestic Card.
Loans Held for Investment:
•Period-end loans held for investment increased by $2.9 billion to $92.1 billion as of September 30, 2026 from December 31, 2025 primarily due to growth across our loan portfolio.
•Average loans held for investment increased by $3.0 billion to $91.4 billion in the third quarter of 2026 compared to the third quarter of 2025 and increased by $2.5 billion to $90.6 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily due to growth across our loan portfolio.
Deposits:
•Period-end deposits remained substantially flat at $31.1 billion as of September 30, 2026 from December 31, 2025.
Net Charge-Off and Nonperforming Metrics:
•The net charge-off rate decreased by 21 bps to 0.00% in the third quarter of 2026 and increased by 6 bps to 0.27% in the first nine months of 2026.
•The nonperforming loan rate decreased by 14 bps to 1.22% as of September 30, 2026 compared to December 31, 2025.
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

28	Capital One Financial Corporation (COF)

Table 12 summarizes the financial results of our Other category for the periods indicated.
Table 12: Other Category Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Selected income statement data:
Net interest income (loss)	$130	$65	100%	$335	$(153)	**
Non-interest loss	(134)	(49)	173	(292)	(102)	186%
Total net revenue (loss)(1)	(4)	16	**	43	(255)	**
Provision (benefit) for credit losses	—	1	**	—	—	**
Non-interest expense	367	393	(7)	1,196	932	28
Loss from continuing operations before income taxes	(371)	(378)	(2)	(1,153)	(1,187)	(3)
Income tax provision (benefit)	(178)	55	**	(652)	(482)	35
Loss from continuing operations, net of tax	$(193)	$(433)	(55)%	$(501)	$(705)	(29)%
__________
(1)Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
**    Not meaningful.
Loss from continuing operations, net of tax decreased by $240 million to a loss of $193 million in the third quarter of 2026 primarily driven by an income tax benefit compared to an income tax provision in the third quarter of 2025.
Loss from continuing operations, net of tax decreased by $204 million to a loss of $501 million in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by higher treasury income, partially offset by higher Discover integration expenses.
Discover integration expenses remained substantially flat at $338 million in the third quarter of 2026 compared to the third quarter of 2025. Discover integration expenses increased by $294 million to $1.1 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by higher salaries and associate benefits, which are included within operating expense in our consolidated statements of income and within the Other category for business segment results. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $2.4 billion of Discover integration expenses as of September 30, 2026. For additional information on integration expenses, see “Consolidated Results of Operations—Non-Interest Expense—Integration Expenses.”

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
•Loan loss reserves
•Goodwill
•Fair value

29	Capital One Financial Corporation (COF)

•Customer rewards reserve
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on changing conditions.
There have been no changes to our critical accounting policies and estimates described in our 2025 Form 10-K under “Part II—Item 7. MD&A—Critical Accounting Policies and Estimates.”

ACCOUNTING CHANGES AND DEVELOPMENTS
Accounting Standards Issued but Not Adopted as of September 30, 2026

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

Based on the Company’s 2025 supervisory stress test results, the Company’s final stress capital buffer requirement for the period beginning on October 1, 2025 through September 30, 2026 was 4.5%. As a result of the Federal Reserve’s February 2026 action to maintain stress capital buffer requirements for all participating firms at their current levels, and the Federal Reserve’s September 2026 SCB Averaging Rule, which shifts the annual effective date from October 1 to January 1, the Company’s current stress capital buffer requirement of 4.5% will remain in effect until a new requirement becomes effective on January 1, 2028. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework will remain at 9.0%, 10.5% and 12.5%, respectively, through January 1, 2028. For additional information regarding the Stress Testing Transparency Rule and the SCB Averaging Rule, see “Supervision and Regulation” in this Report.
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
As of September 30, 2026 and December 31, 2025, the Company and the Bank each exceeded the minimum capital requirements and the capital conservation buffer requirements applicable to them, and the Company and the Bank were each “well-capitalized.” The “well-capitalized” standards applicable to the Company are established in the Federal Reserve’s regulations, and the “well-capitalized” standards applicable to the Bank are established in the OCC’s PCA capital requirements.
Market Risk Rule
The “Market Risk Rule” supplements the Basel III Capital Rules by requiring institutions subject to the rule to adjust their risk-based capital ratios to reflect the market risk in their trading book. The Market Risk Rule generally applies to institutions with aggregate trading assets and liabilities equal to 10% or more of total assets of $1 billion or more. As of September 30, 2026, the Company and the Bank are subject to the Market Risk Rule. See “Market Risk Profile” below for additional information.
For a description of the regulatory capital rules to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K.

32	Capital One Financial Corporation (COF)

Table 13 provides a comparison of our regulatory capital ratios under the Basel III standardized approach, the regulatory minimum capital adequacy ratios and the applicable well-capitalized standards as of September 30, 2026 and December 31, 2025.
Table 13: Capital Ratios Under Basel III(1)(2)

	September 30, 2026			December 31, 2025
	Ratio	Minimum Capital Adequacy	Well- Capitalized	Ratio	Minimum Capital Adequacy	Well- Capitalized
Capital One Financial Corp:
Common equity Tier 1 capital(3)	13.8%	4.5%	N/A	14.3%	4.5%	N/A
Tier 1 capital(4)	14.6	6.0	6.0%	15.3	6.0	6.0%
Total capital(5)	16.5	8.0	10.0	17.2	8.0	10.0
Tier 1 leverage(6)	11.9	4.0	N/A	12.5	4.0	N/A
Supplementary leverage(7)	10.1	3.0	N/A	10.6	3.0	N/A
CONA:
Common equity Tier 1 capital(3)	12.7	4.5	6.5	13.4	4.5	6.5
Tier 1 capital(4)	12.7	6.0	8.0	13.4	6.0	8.0
Total capital(5)	14.4	8.0	10.0	15.1	8.0	10.0
Tier 1 leverage(6)	10.3	4.0	5.0	10.9	4.0	5.0
Supplementary leverage(7)	8.8	3.0	N/A	9.3	3.0	N/A
__________
(1)Capital requirements that are not applicable are denoted by “N/A.”
(2)Ratios as of September 30, 2026 are preliminary and therefore subject to change until we file our September 30, 2026 Form FR Y-9C—Consolidated Financial Statements for Holding Companies and Call Reports.
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

Table 14 presents regulatory capital under the Basel III standardized approach and regulatory capital metrics as of September 30, 2026 and December 31, 2025.
Table 14: Regulatory Risk-Based Capital Components and Regulatory Capital Metrics

(Dollars in millions)	September 30, 2026	December 31, 2025
Regulatory capital under Basel III standardized approach
Common equity excluding AOCI	$115,246	$113,677
Adjustments and deductions:
AOCI, net of tax(1)	66	81
Goodwill, net of related deferred tax liabilities	(31,569)	(28,217)
Other intangible and deferred tax assets, net of deferred tax liabilities	(11,998)	(12,493)
Common equity Tier 1 capital	71,745	73,048
Tier 1 capital instruments	4,419	5,407
Tier 1 capital	76,164	78,455
Tier 2 capital instruments	2,839	2,940
Qualifying allowance for credit losses	6,695	6,605
Tier 2 capital	9,534	9,545
Total capital	$85,698	$88,000

Regulatory capital metrics
Risk-weighted assets	$520,429	$511,794
Adjusted average assets(2)	638,655	629,997
Total leverage exposure(3)	751,442	737,911
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
Capital Planning and Regulatory Stress Testing
During the third quarter and first nine months of 2026, we repurchased $2.6 billion and $7.9 billion of our common stock, respectively.
As a result of the Federal Reserve’s February 2026 action to maintain stress capital buffer requirements for all participating firms at their current levels, and the Federal Reserve’s September 2026 SCB Averaging Rule, which shifts the annual effective date from October 1 to January 1, the Company’s current stress capital buffer requirement of 4.5% will remain in effect until a new requirement becomes effective on January 1, 2028. Therefore, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework will remain at 9.0%, 10.5% and 12.5%, respectively, through January 1, 2028.
On June 24, 2026, the Federal Reserve released the results of its supervisory stress tests for the 2026 cycle, which did not impact the Company’s stress capital buffer requirement.
For a description of the regulatory capital planning rules and stress testing requirements to which we are subject, see “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K and for additional information on recent regulatory developments, see “Supervision and Regulation” in this Report.
Equity Offerings and Transactions
On September 1, 2026, we redeemed all outstanding shares of our Fixed Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M for $1.0 billion. The redemption reduced our net income available to common stockholders by $12 million in the third quarter of 2026, as we recognized the previously deferred issuance costs associated with this series.

34	Capital One Financial Corporation (COF)

Dividend Policy and Stock Purchases
In the first nine months of 2026, we declared and paid common stock dividends of $1.5 billion, or $2.40 per share. We declared and paid $187 million of preferred stock dividends in the first nine months of 2026. In addition, we declared $16 million of dividends on our Preferred Stock, Series O that were not yet paid as of September 30, 2026.
The following table summarizes the dividends paid per share on our various preferred stock series in the first nine months of 2026.
Table 15: Preferred Stock Dividends Paid Per Share(1)

Series	Description	Issuance Date	Per Annum Dividend Rate	Dividend Frequency	2026
					Q3	Q2	Q1
Series I	5.000% Non-Cumulative	September 11, 2019	5.000%	Quarterly	$12.50	$12.50	$12.50
Series J	4.800% Non-Cumulative	January 31, 2020	4.800%	Quarterly	12.00	12.00	12.00
Series K	4.625% Non-Cumulative	September 17, 2020	4.625%	Quarterly	11.56	11.56	11.56
Series L	4.375% Non-Cumulative	May 4, 2021	4.375%	Quarterly	10.94	10.94	10.94
Series M(2)	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5-year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	9.88	9.88	9.88
Series N	4.250% Non-Cumulative	July 29, 2021	4.250%	Quarterly	10.63	10.63	10.63
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term Secured Overnight Financing Rate (“SOFR”) + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	—	2,750.00	—
__________
(1)For Preferred Stock, Series I, J, K, L, M and N, the liquidation preference for each share of non-cumulative perpetual preferred stock is $1,000 per share of preferred stock. For Preferred Stock, Series O, the liquidation preference for each share of non-cumulative perpetual preferred stock is $100,000 per share of preferred stock. For Preferred Stock, Series I, J, K, L and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Preferred Stock, Series O, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.
(2)On September 1, 2026, we redeemed all outstanding shares of our Preferred Stock, Series M.
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
As a BHC, our ability to pay dividends is largely dependent upon the receipt of dividends or other payments from our subsidiaries. The Bank is subject to regulatory restrictions that limit its ability to transfer funds to the BHC. For example, under the National Bank Act, the Bank may not pay a dividend if the total dividends declared in any calendar year period exceed the sum of the Bank’s current year net income plus the Bank’s retained net income from the two preceding calendar year periods, without prior OCC approval. As of September 30, 2026, under the National Bank Act, funds available for dividend payments from the Bank were $3.8 billion.

35	Capital One Financial Corporation (COF)

During the third quarter and first nine months of 2026, we repurchased $2.6 billion and $7.9 billion of our common stock, respectively. The timing and exact amount of any future common stock repurchases will depend on various factors, including market conditions, opportunities for growth, our capital position and the amount of retained earnings, as well as regulatory considerations. The Board authorized stock repurchase program does not include specific price targets or number of shares, may be executed through open market purchases, tender offers, or privately negotiated transactions, including utilizing Rule 10b5-1 plans, does not have a set expiration date and may be modified, suspended or terminated at any time. For additional information on dividends and stock repurchases, see “Capital Management—Capital Planning and Regulatory Stress Testing” and “Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this Report, and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Capital and Stress Testing Regulation” and “Part I—Item 1. Business—Supervision and Regulation—Prudential Regulation of Banking—Funding and Dividends from Subsidiaries” in our 2025 Form 10-K.

36	Capital One Financial Corporation (COF)

RISK MANAGEMENT
Risk Management Framework
Our Risk Management Framework (the “Framework”) sets consistent expectations for risk management across the Company. It also sets expectations for our “Three Lines of Defense” model, which defines the roles, responsibilities and accountabilities for taking and managing risk across the Company. Accountability for overseeing an effective Framework resides with our Board of Directors either directly or through its committees. The Company continues integrating Discover into Capital One’s risk management framework and expects to substantially complete our risk management integration in 2027.

	First Line Identifies and Owns Risk	Second Line Advises & Challenges First Line	Third Line Provides Independent Assurance

Definition	Business areas that are accountable for risk and responsible for: i) generating revenue or reducing expenses; ii) supporting the business to provide products or services to customers; or iii) providing technology services for the first line.	Independent Risk Management (“IRM”) and Support Functions (e.g., Human Resources, Accounting, Legal) that provide support services to the Company.	Internal Audit and Credit Review.

Key Responsibilities	Identify, assess, measure, monitor, control and report the risks associated with their business.	IRM: Independently oversees and assesses risk-taking activities for the first line of defense. Support Functions: Centers of specialized expertise that provide support services to the enterprise.	Provides independent and objective assurance to the Board of Directors and senior management that the systems and governance processes are designed and working as intended.

37	Capital One Financial Corporation (COF)

Our Framework sets consistent expectations for risk management across the Company and consists of the following nine elements:

Governance and Accountability

Strategy and Risk Alignment

Risk Identification	Assessment, Measurement and Response	Monitoring and Testing	Aggregation, Reporting and Escalation

Capital and Liquidity Management (including Stress Testing)

Risk Data and Enabling Technology

Culture and Talent Management
We provide additional discussion of our risk management principles, roles and responsibilities, framework and risk appetite under “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K.
Risk Categories
We apply our Framework to protect the Company from the major categories of risk to which we are exposed through our business activities. The Framework was revised in the third quarter of 2026 to remove Reputation risk and add Franchise risk. These changes continue to enable effective outcomes of our key processes supporting the identification, assessment, measurement, monitoring, controlling and reporting of risk. Franchise Risk is defined as the risk of a material impact to Capital One’s business objectives or franchise value due to the negative perceptions held by our key constituents regarding our business strategies and activities. We provide a description of the remaining major categories of risk and how we manage them under “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K.
•Compliance risk
•Credit risk
•Liquidity risk
•Market risk
•Operational risk
•Strategic risk
•Franchise risk

38	Capital One Financial Corporation (COF)

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

Geographic Composition
We market our credit card products throughout the U.S., the U.K. and Canada. Our credit card loan portfolio is geographically diversified due to our product and marketing approach. The table below presents the geographic profile of our domestic credit card loan portfolio as of September 30, 2026 and December 31, 2025.
Table 16: Domestic Credit Card Loan Portfolio by Geographic Region

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Domestic credit card:
California	$25,454	9.8%	$25,430	9.7%
Texas	23,141	8.9	23,197	8.8
Florida	19,875	7.6	20,050	7.7
New York	16,670	6.4	16,664	6.4
Pennsylvania	11,116	4.3	11,363	4.3
Illinois	10,803	4.2	11,001	4.2
Ohio	9,290	3.6	9,520	3.6
New Jersey	8,648	3.3	8,741	3.3
Georgia	8,326	3.2	8,429	3.2
North Carolina	7,417	2.8	7,429	2.8
Other	119,512	45.9	120,579	46.0
Total domestic credit card	$260,252	100.0%	$262,403	100.0%

40	Capital One Financial Corporation (COF)

Our auto loan portfolio is geographically diversified in the U.S. due to our product and marketing approach. The table below presents the geographic profile of our auto loan portfolio as of September 30, 2026 and December 31, 2025.
Table 17: Auto Loan Portfolio by Geographic Region

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Auto:
Texas	$12,709	13.7%	$10,802	12.9%
California	8,890	9.6	8,561	10.2
Florida	8,178	8.8	7,397	8.8
Ohio	4,563	4.9	4,014	4.8
Pennsylvania	4,067	4.4	3,806	4.6
Illinois	3,804	4.1	3,401	4.1
Georgia	3,774	4.1	3,330	4.0
North Carolina	3,110	3.3	2,746	3.3
Missouri	2,650	2.9	2,259	2.7
Indiana	2,649	2.9	2,313	2.8
Other	38,507	41.3	34,971	41.8
Total auto	$92,901	100.0%	$83,600	100.0%

41	Capital One Financial Corporation (COF)

We originate commercial and multifamily real estate loans in most regions of the U.S. The table below presents the geographic profile of our commercial real estate loan portfolio as of September 30, 2026 and December 31, 2025.
Table 18: Commercial Real Estate Loan Portfolio by Region

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	% of Total	Amount	% of Total
Geographic concentration:(1)
Northeast	$11,606	32.5%	$12,149	36.1%
South	9,440	26.5	7,724	23.0
Pacific West	5,854	16.4	5,477	16.3
Mid-Atlantic	2,727	7.7	3,200	9.5
Mountain	3,068	8.6	2,719	8.1
Midwest	2,941	8.3	2,349	7.0
Total	$35,636	100.0%	$33,618	100.0%
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

42	Capital One Financial Corporation (COF)

Commercial Loans by Industry
Table 19 summarizes our commercial loans held for investment by industry classification as of September 30, 2026 and December 31, 2025. Industry classifications below are based on our interpretation of the Federal Loan Classification codes as they pertain to each individual loan.
Table 19: Commercial Loans by Industry

(Percentage of portfolio)	September 30, 2026	December 31, 2025
Industry Classification:
Finance	44%	42%
Real Estate & Construction	24	25
Government & Education	8	8
Commercial Services	4	4
Health Care & Pharmaceuticals	3	3
Food & Beverage Manufacturing & Wholesale	3	3
Oil, Gas & Pipelines	2	2
Technology, Telecommunications & Media	2	2
Retail	2	2
Other	8	9
Total	100%	100%

43	Capital One Financial Corporation (COF)

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
Table 20 provides details on the credit scores of our domestic credit card, personal and auto loan portfolios as of September 30, 2026 and December 31, 2025.
Table 20: Credit Score Distribution

(Percentage of portfolio)	September 30, 2026	December 31, 2025
Domestic credit card—Refreshed FICO scores:(1)
Greater than 660	73%	73%
660 or below	27	27
Total	100%	100%
Personal loans—Refreshed FICO scores:(1)
Greater than 660	94%	94%
621 - 660	3	3
620 or below	3	3
Total	100%	100%
Auto—At origination FICO scores:(2)
Greater than 660	49%	51%
621 - 660	19	19
620 or below	32	30
Total	100%	100%
__________
(1)Percentages represent period-end loans held for investment in each credit score category. Domestic credit card and personal loan credit scores generally represent Fair Isaac Corporation (“FICO”) scores. These scores are obtained from one of the major credit bureaus at origination and are refreshed monthly thereafter and may be based on different versions of FICO over time. We approximate non-FICO credit scores to comparable FICO scores for consistency purposes. Balances for which no credit score is available or the credit score is invalid are included in the 660 or below category for Domestic credit card and 620 or below for personal loans. We do not use FICO scores in our corporate credit card business and therefore it is excluded from this disclosure.
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

44	Capital One Financial Corporation (COF)

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
Table 21 presents our 30+ day performing delinquency rates and 30+ day delinquency rates of our portfolio of loans held for investment, by portfolio, as of September 30, 2026 and December 31, 2025.
Table 21: 30+ Day Delinquencies

	September 30, 2026				December 31, 2025
	30+ Day Performing Delinquencies		30+ Day Delinquencies		30+ Day Performing Delinquencies		30+ Day Delinquencies
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$9,741	3.74%	$9,741	3.74%	$10,471	3.99%	$10,471	3.99%
Personal loans	147	1.84	154	1.92	165	1.74	174	1.83
International card businesses	379	4.67	391	4.82	355	4.62	364	4.75
Total credit card	10,267	3.72	10,286	3.72	10,991	3.93	11,009	3.94
Consumer Banking:
Auto	4,314	4.64	4,794	5.16	4,371	5.23	4,842	5.79
Retail banking	13	1.14	20	1.76	13	1.09	19	1.60
Total consumer banking	4,327	4.60	4,814	5.12	4,384	5.17	4,861	5.73
Commercial Banking:
Commercial and multifamily real estate	111	0.31	319	0.89	55	0.16	117	0.35
Commercial and industrial	4	0.01	368	0.65	33	0.06	314	0.56
Total commercial banking	115	0.13	687	0.75	88	0.10	431	0.48
Total	$14,709	3.18%	$15,787	3.41%	$15,463	3.41%	$16,301	3.59%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

45	Capital One Financial Corporation (COF)

Table 22 presents our 30+ day delinquent loans held for investment, by aging and geography, as of September 30, 2026 and December 31, 2025.
Table 22: Aging and Geography of 30+ Day Delinquent Loans

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Delinquency status:
30 – 59 days	$6,551	1.41%	$6,492	1.43%
60 – 89 days	3,650	0.79	3,773	0.83
> 90 days	5,586	1.21	6,036	1.33
Total	$15,787	3.41%	$16,301	3.59%
Geographic region:
Domestic	$15,396	3.33%	$15,937	3.51%
International	391	0.08	364	0.08
Total	$15,787	3.41%	$16,301	3.59%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by total period-end loans held for investment.
Table 23 summarizes loans that were 90+ days delinquent, in regards to interest or principal payments, and still accruing interest as of September 30, 2026 and December 31, 2025. These loans consist primarily of credit card accounts between 90 days and 179 days past due. As permitted by regulatory guidance issued by the FFIEC, we continue to accrue interest and fees on domestic credit card loans through the date of charge-off, which is typically in the period the account becomes 180 days past due.
Table 23: 90+ Day Delinquent Loans Accruing Interest

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)
Loan segment:
Credit card	$4,723	1.71%	$5,352	1.91%
Commercial banking	1	—	—	—
Total	$4,724	1.02%	$5,352	1.18%
Geographic region:
Domestic	$4,560	1.00%	$5,195	1.16%
International	164	2.02	157	2.05
Total	$4,724	1.02%	$5,352	1.18%
__________
(1)Delinquency rates are calculated by dividing delinquency amounts by period-end loans held for investment for each specified loan category.

46	Capital One Financial Corporation (COF)

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
Table 24 presents our nonperforming loans by portfolio and other nonperforming assets as of September 30, 2026 and December 31, 2025. We do not classify loans held for sale as nonperforming. We provide additional information on our credit quality metrics in “Business Segment Financial Performance.”
Table 24: Nonperforming Loans and Other Nonperforming Assets(1)

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Rate	Amount	Rate
Nonperforming loans held for investment:(2)
Credit Card:
Personal loans	$10	0.13%	$12	0.13%
International card businesses	15	0.18	12	0.16
Total credit card	25	0.01	24	0.01
Consumer Banking:
Auto	603	0.65	566	0.68
Retail banking	17	1.51	17	1.45
Total consumer banking	620	0.66	583	0.69
Commercial Banking:
Commercial and multifamily real estate	441	1.24	320	0.95
Commercial and industrial	687	1.22	892	1.60
Total commercial banking	1,128	1.22	1,212	1.36
Total nonperforming loans held for investment(3)	1,773	0.38	1,819	0.40
Other nonperforming assets(4)	176	0.04	115	0.03
Total nonperforming assets	$1,949	0.42%	$1,934	0.43%
__________
(1)We recognized interest income for loans classified as nonperforming of $58 million and $54 million in the first nine months of 2026 and 2025, respectively.
(2)Nonperforming loan rates are calculated based on nonperforming loans for each category divided by period-end total loans held for investment for each respective category.
(3)Excluding the impact of domestic credit card loans, nonperforming loans as a percentage of total loans held for investment was 0.88% and 0.95% as of September 30, 2026 and December 31, 2025, respectively.
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
Table 25 presents our net charge-off amounts and rates, by portfolio, in the third quarter and first nine months of 2026 and 2025.
Table 25: Net Charge-Offs (Recoveries)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Dollars in millions)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)	Amount	Rate(1)
Credit Card:
Domestic credit card	$2,560	3.98%	$2,916	4.63%	$8,798	4.59%	$7,824	5.21%
Personal loans	71	3.41	92	3.81	243	3.67	134	3.67
International card businesses	114	5.66	93	5.07	315	5.38	270	5.09
Total credit card	2,745	4.01	3,101	4.61	9,356	4.59	8,228	5.17
Consumer Banking:
Auto	362	1.59	313	1.54	1,021	1.55	857	1.44
Retail banking	14	5.11	13	4.41	48	5.50	42	4.57
Total consumer banking	376	1.63	326	1.58	1,069	1.60	899	1.49
Commercial Banking:
Commercial and multifamily real estate	2	0.02	(8)	(0.09)	12	0.05	(5)	(0.02)
Commercial and industrial	(2)	(0.02)	54	0.38	173	0.41	147	0.35
Total commercial banking	—	—	46	0.21	185	0.27	142	0.21
Total net charge-offs	$3,121	2.73%	$3,473	3.16%	$10,610	3.13%	$9,269	3.25%
Average loans held for investment	$457,380		$439,859		$451,472		$380,564
__________
(1)Net charge-off rates are calculated based on annualized net charge-offs for the period divided by average loans held for investment for the period.

48	Capital One Financial Corporation (COF)

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

Table 26 presents changes in our allowance for credit losses and reserve for unfunded lending commitments for the third quarter and first nine months of 2026 and 2025, and details by portfolio for the provision for credit losses, charge-offs and recoveries.
Table 26: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2026
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2026	$18,101	$656	$572	$19,329	$2,142	$20	$2,162	$1,475	$22,966
Charge-offs	(3,773)	(104)	(166)	(4,043)	(714)	(20)	(734)	(21)	(4,798)
Recoveries(1)(2)	1,213	33	52	1,298	352	6	358	21	1,677
Net charge-offs	(2,560)	(71)	(114)	(2,745)	(362)	(14)	(376)	—	(3,121)
Provision for credit losses	2,310	15	154	2,479	403	14	417	—	2,896
Allowance build (release) for credit losses	(250)	(56)	40	(266)	41	—	41	—	(225)
Other changes(3)	—	—	(2)	(2)	—	—	—	—	(2)
Balance as of September 30, 2026	17,851	600	610	19,061	2,183	20	2,203	1,475	22,739
Reserve for unfunded lending commitments:
Balance as of June 30, 2026	—	—	—	—	—	—	—	142	142
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	20	20
Balance as of September 30, 2026	—	—	—	—	—	—	—	162	162
Combined allowance and reserve as of September 30, 2026	$17,851	$600	$610	$19,061	$2,183	$20	$2,203	$1,637	$22,901

	Nine Months Ended September 30, 2026
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2025	$18,811	$731	$524	$20,066	$1,869	$23	$1,892	$1,451	$23,409
Charge-offs	(12,325)	(341)	(476)	(13,142)	(2,108)	(63)	(2,171)	(213)	(15,526)
Recoveries(1)(2)	3,527	98	161	3,786	1,087	15	1,102	28	4,916
Net charge-offs	(8,798)	(243)	(315)	(9,356)	(1,021)	(48)	(1,069)	(185)	(10,610)
Provision for credit losses	7,838	112	414	8,364	1,335	45	1,380	209	9,953
Allowance build (release) for credit losses	(960)	(131)	99	(992)	314	(3)	311	24	(657)
Other changes(3)	—	—	(13)	(13)	—	—	—	—	(13)
Balance as of September 30, 2026	17,851	600	610	19,061	2,183	20	2,203	1,475	22,739
Reserve for unfunded lending commitments:
Balance as of December 31, 2025	—	—	—	—	—	—	—	142	142
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	20	20
Balance as of September 30, 2026	—	—	—	—	—	—	—	162	162
Combined allowance and reserve as of September 30, 2026	$17,851	$600	$610	$19,061	$2,183	$20	$2,203	$1,637	$22,901

50	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2025	$19,229	762	$483	$20,474	$1,838	$26	$1,864	$1,535	$23,873
Charge-offs	(3,951)	$(121)	(139)	(4,211)	(651)	(18)	(669)	(61)	(4,941)
Recoveries(1)(2)	1,035	29	46	1,110	338	5	343	15	1,468
Net charge-offs	(2,916)	(92)	(93)	(3,101)	(313)	(13)	(326)	(46)	(3,473)
Provision for credit losses	2,163	97	104	2,364	330	10	340	9	2,713
Allowance build (release) for credit losses	(753)	5	11	(737)	17	(3)	14	(37)	(760)
Other changes(3)	—	—	(10)	(10)	—	—	—	—	(10)
Balance as of September 30, 2025	18,476	767	484	19,727	1,855	23	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of June 30, 2025	—	—	—	—	—	—	—	135	135
Provision for losses on unfunded lending commitments	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of September 30, 2025	$18,476	$767	$484	$19,727	$1,855	$23	$1,878	$1,633	$23,238

	Nine Months Ended September 30, 2025
	Credit Card				Consumer Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,494	—	$480	$12,974	$1,859	$25	$1,884	$1,400	$16,258
Charge-offs	(10,199)	$(177)	(403)	(10,779)	(1,900)	(57)	(1,957)	(180)	(12,916)
Recoveries(1)(2)	2,375	43	133	2,551	1,043	15	1,058	38	3,647
Net charge-offs	(7,824)	(134)	(270)	(8,228)	(857)	(42)	(899)	(142)	(9,269)
Initial allowance for purchased credit deteriorated loans	2,722	148	—	2,870	—	—	—	—	2,870
Benefit from expected recoveries of charged off loans(4)	(3,135)	(170)	—	(3,305)	—	—	—	—	(3,305)
Provision for credit losses	14,219	923	246	15,388	853	40	893	240	16,521
Allowance build (release) for credit losses	5,982	767	(24)	6,725	(4)	(2)	(6)	98	6,817
Other changes(3)	—	—	28	28	—	—	—	—	28
Balance as of September 30, 2025	18,476	767	484	19,727	1,855	23	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	—	—	—	—	—	—	—	143	143
Provision (benefit) for losses on unfunded lending commitments	—	—	—	—	—	—	—	(8)	(8)
Balance as of September 30, 2025	—	—	—	—	—	—	—	135	135
Combined allowance and reserve as of September 30, 2025	$18,476	$767	$484	$19,727	$1,855	$23	$1,878	$1,633	$23,238
__________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)Third-party collection expenses of $229 million and $725 million for the three and nine months ended September 30, 2026, respectively, and $232 million and $510 million for the three and nine months ended September 30, 2025, respectively, are included in other non-interest expense.
(3)Primarily represents foreign currency translation adjustments.
(4)Represents contractual rights to collect on recoveries of acquired Discover loans that were charged off.

51	Capital One Financial Corporation (COF)

LIQUIDITY RISK PROFILE
We manage our funding and liquidity risk in an integrated manner in support of the current and future cash flow needs of our business. We maintained liquidity reserves of $205.9 billion and $197.3 billion as of September 30, 2026 and December 31, 2025, respectively, as shown in Table 27 below. Included in liquidity reserves are cash and cash equivalents, unencumbered investment securities at fair value and borrowing capacity secured by loans at the FHLB and the Federal Reserve Discount Window.
As of September 30, 2026, we had available issuance capacity of $33.7 billion under shelf registrations associated with our credit card and auto loan securitization programs. We also maintain a shelf registration that enables us to issue an indeterminate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. Our ability to issue under each shelf registration is subject to market conditions.
Finally, as of September 30, 2026, we had access to available contingent liquidity sources totaling $131.3 billion through the prepositioning of collateral, including a portion of the investment securities included in the liquidity reserves amount in the following table, at the Federal Reserve Discount Window, the Standing Repo Operations, FHLB and the Fixed Income Clearing Corporation - Government Securities Division (“FICC - GSD”).
As of September 30, 2026 and December 31, 2025, our funding sources totaled $530.5 billion and $526.8 billion, respectively, primarily composed of consumer deposits, as shown in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition.”
Our liquidity reserves, borrowing capacity, contingent liquidity sources and total funding sources are all discussed in more detail in the following sections. Both our investment securities available for sale and held to maturity are presented at fair value in the measurement of liquidity reserves.
Table 27 below presents the composition of our liquidity reserves as of September 30, 2026 and December 31, 2025.
Table 27: Liquidity Reserves(1)

(Dollars in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$48,889	$57,434
Unencumbered investment securities at fair value	83,342	83,407
FHLB and Federal Reserve Discount Window borrowing capacity secured by loans	73,698	56,414
Total liquidity reserves	$205,929	$197,255
________
(1)    Effective in the third quarter of 2026, total liquidity reserves includes borrowing capacity secured by loans under the Federal Reserve Discount Window. Amounts as of December 31, 2025 have been revised to reflect this methodology.
Our liquidity reserves increased by $8.7 billion to $205.9 billion as of September 30, 2026 from December 31, 2025, primarily due to an increase in borrowing capacity secured by loans. In addition to these liquidity reserves, we maintain access to a diversified mix of funding sources as discussed in the “Borrowing Capacity” and “Funding Sources” sections below. See “Part II—Item 7. MD&A—Risk Management” in our 2025 Form 10-K for additional information on our management of liquidity risk.

52	Capital One Financial Corporation (COF)

Liquidity Coverage Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Liquidity Coverage Ratio (“LCR”) in the U.S. (the “LCR Rule”). The LCR Rule requires both the Company and the Bank to calculate its respective LCR daily. It also requires the Company to publicly disclose, on a quarterly basis, its LCR, certain related quantitative liquidity metrics, and a qualitative discussion of its LCR. Our average LCR during the third quarter of 2026 was 163%, which exceeded the LCR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information.
Net Stable Funding Ratio
We are subject to the final rules published by the Basel Committee and as implemented by the Federal Reserve and the OCC for the Basel III Net Stable Funding Ratio (“NSFR”) in the U.S. (the “NSFR Rule”). The NSFR Rule requires each of the Company and the Bank to maintain an NSFR of 100% on an ongoing basis. It also requires the Company to publicly disclose, on a semi-annual basis each second and fourth quarter, its NSFR, certain related quantitative liquidity metrics and a qualitative discussion of its NSFR. Our average NSFR for the third quarter of 2026 exceeded the NSFR Rule requirement of 100%. The calculation and the underlying components are based on our interpretations, expectations and assumptions of the relevant regulations, as well as interpretations provided by our regulators, and are subject to change based on changes to future regulations and interpretations. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information.
Borrowing Capacity
We maintain a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) so that we may periodically offer and sell an indeterminate aggregate amount of senior or subordinated debt securities, preferred stock, depositary shares, common stock, purchase contracts, warrants and units. There is no limit under this shelf registration to the amount or number of such securities that we may offer and sell, subject to market conditions. In addition, we also maintain a shelf registration associated with our Capital One Multi-asset Execution Trust (“COMET”) that allows us to periodically offer and sell up to $24.0 billion of securitized debt obligations and a shelf registration associated with our Capital One Prime Auto Receivables Trusts (“COPAR”) that allows us to periodically offer and sell up to $18.6 billion of securitized debt obligations. These shelf registration statements are subject to periodic renewal and, thus, change, which may be reviewed by the SEC at the time of each such renewal. As part of each periodic renewal, we assess registered amounts under each shelf registration statement which may be updated as appropriate. As of September 30, 2026, we had $17.7 billion and $16.0 billion of available issuance capacity in our COMET and COPAR securitization programs, respectively.
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
As of September 30, 2026, we had maximum borrowing capacity of $106.5 billion at the FHLB and under the Federal Reserve Discount Window as a result of collateral pledged, of which $2.1 billion was used. Our FHLB membership is supported by our investment in FHLB stock of $90 million and $89 million as of September 30, 2026 and December 31, 2025, respectively. Our membership with the Federal Reserve is supported by our investment in Federal Reserve stock of $2.6 billion as of both September 30, 2026 and December 31, 2025.
As a member of FICC - GSD, we have $24.8 billion of readily available borrowing capacity secured by securities from our investment portfolio as of September 30, 2026. Our FICC - GSD membership is supported by our investment in Depository Trust and Clearing Corporation common stock of $575 thousand and $488 thousand as of September 30, 2026 and December 31, 2025, respectively.

53	Capital One Financial Corporation (COF)

Deposits
Table 28 provides a comparison of the average balances, interest expense and average deposits interest rates for the third quarter and first nine months of 2026 and 2025.
Table 28: Deposits Composition and Average Deposits Interest Rates

	Three Months Ended September 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$40,011	$121	1.21%	$35,419	$107	1.21%
Saving deposits(2)	311,800	2,210	2.84	300,386	2,355	3.14
Time deposits	102,434	1,003	3.92	103,722	1,135	4.38
Total interest-bearing deposits	$454,245	$3,334	2.94%	$439,527	$3,597	3.27%

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions)	Average Balance	Interest Expense	Average Deposits Interest Rate	Average Balance	Interest Expense	Average Deposits Interest Rate
Interest-bearing checking accounts(1)	$39,476	$351	1.19%	$35,824	$334	1.24%
Saving deposits(2)	311,848	6,683	2.86	264,862	6,187	3.11
Time deposits	103,461	3,025	3.90	87,855	2,911	4.42
Total interest-bearing deposits	$454,785	$10,059	2.95%	$388,541	$9,432	3.24%
__________
(1)Includes negotiable order of withdrawal accounts.
(2)Includes money market deposit accounts.
The FDIC limits the acceptance of brokered deposits to well-capitalized insured depository institutions and, with a waiver from the FDIC, to adequately-capitalized institutions. The Bank was well capitalized, as defined under the federal banking regulatory guidelines, as of both September 30, 2026 and December 31, 2025. See “Part I—Item 1. Business—Supervision and Regulation” in our 2025 Form 10-K for additional information. We provide additional information on the composition of deposits in “Consolidated Balance Sheets Analysis—Table 7: Funding Sources Composition” and in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
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
Our short-term borrowings, which include those borrowings with an original contractual maturity of one year or less, typically consist of federal funds purchased, securities loaned or sold under agreements to repurchase or short-term FHLB advances, and do not include the current portion of long-term debt. Our short-term borrowings increased by $1.0 billion to $2.1 billion as of September 30, 2026 from December 31, 2025 primarily driven by net issuances of short-term FHLB advances.

54	Capital One Financial Corporation (COF)

Our long-term funding primarily consists of securitized debt obligations, senior and subordinated notes and long-term FHLB advances. Our long-term funding decreased by $2.3 billion to $47.7 billion as of September 30, 2026 from December 31, 2025 primarily driven by net maturities and paydowns of subordinated debt, securitized debt and long-term FHLB advances as well as the impacts of basis adjustments on hedged debt, partially offset by net issuances of unsecured senior debt. We provide more information on our securitization activity in “Part I—Item 1. Financial Statements—Note 6—Variable Interest Entities and Securitizations” and on our borrowings in “Part I—Item 1. Financial Statements—Note 8—Deposits and Borrowings.”
The following table summarizes issuances of securitized debt obligations, senior and subordinated notes, long-term FHLB advances and their respective maturities or redemptions for the third quarter and first nine months of 2026 and 2025.
Table 29: Long-Term Debt Funding Activities

	Issuances		Maturities/Redemptions
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Securitized debt obligations	$5,350	$1,500	$2,325	$2,536
Senior and subordinated notes	1,732	2,750	19	2,860
Long-term FHLB advances	—	—	523	—
Total	$7,082	$4,250	$2,867	$5,396

	Issuances(1)(2)		Maturities/Redemptions(1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Securitized debt obligations	$6,443	$7,350	$7,746	$8,097
Senior and subordinated notes	4,732	11,283	2,958	6,307
Long-term FHLB advances	—	523	1,023	—
Total	$11,175	$19,156	$11,727	$14,404
__________
(1)Securitized debt obligations for the first nine months of 2026 include $1.1 billion of outstanding debt that was paid off immediately following the completion of the Brex acquisition.
(2)Total issuances for the first nine months of 2025 include $13.2 billion of debt assumed in the Discover acquisition.
Credit Ratings
Our credit ratings impact our ability to access capital markets and our borrowing costs. For more information, see “Part I—Item 1A. Risk Factors” under the heading in our 2025 Form 10-K “A downgrade in our credit ratings could significantly impact our liquidity, funding costs and access to the capital markets.”
Table 30 provides a summary of the credit ratings for the senior unsecured long-term debt of Capital One Financial Corporation and CONA as of September 30, 2026 and December 31, 2025.
Table 30: Senior Unsecured Long-Term Debt Credit Ratings

	September 30, 2026		December 31, 2025
	Capital One Financial Corporation	CONA	Capital One Financial Corporation	CONA
Moody’s	Baa1	A3	Baa1	A3
S&P	BBB+	A-	BBB	BBB+
Fitch	A-	A-	A-	A

As of October 22, 2026, Moody’s Investors Service (“Moody’s”), Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) have our credit ratings on a stable outlook.

55	Capital One Financial Corporation (COF)

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
As of September 30, 2026 and December 31, 2025, our total unfunded lending commitments were $778.5 billion and $729.6 billion, respectively, consisting of credit card lines, loan commitments to customers of both our Commercial Banking and Consumer Banking businesses, as well as standby and commercial letters of credit. We generally manage the potential risk of unfunded lending commitments by limiting the total amount of arrangements, monitoring the size and maturity structure of these portfolios and applying the same credit standards for all of our credit activities. For additional information, refer to “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others” in this Report.
Our primary involvement with leases is in the capacity as a lessee where we lease premises to support our business. The majority of our leases are operating leases of office space, retail bank branches and cafés. Our operating leases expire at various dates through 2071, although some have extension or termination options, and we assess the likelihood of exercising such options. If it is reasonably certain that we will exercise the options, then we include the impact in the measurement of our right-of-use assets and lease liabilities. As of September 30, 2026 and December 31, 2025, we had $1.6 billion and $1.5 billion in aggregate operating lease obligations, respectively. We provide more information on our lease activity in “Part II—Item 8. Financial Statements and Supplementary Data—Note 8—Premises, Equipment and Leases” in our 2025 Form 10-K.
We have enforceable and legally binding purchase obligations for goods and services such as data management, media and other software and third-party services. As of September 30, 2026 and December 31, 2025, we had $4.8 billion and $3.8 billion, respectively, in aggregate purchase obligations.
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

56	Capital One Financial Corporation (COF)

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
Net Interest Income Sensitivity
Our net interest income sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates relative to our baseline interest rate forecast on our projected 12-month net interest income. Net interest income sensitivity metrics are derived using the following key assumptions:
•As of September 30, 2026, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.25% and 5.00% at December 31, 2026 and 2027, respectively.
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
At the current level of interest rates, our projected 12-month net interest income is expected to decrease in both higher and lower rate scenarios. The most significant driver in the decrease of our combined 12-month net interest income sensitivity as compared to December 31, 2025, was higher projected interest rates. As we incorporate the dynamic nature of deposit repricing, higher interest rates result in an increase in projected deposit betas under higher and lower rate scenarios.

57	Capital One Financial Corporation (COF)

Economic Value of Equity Sensitivity
Our economic value of equity sensitivity measure estimates the impact of hypothetical instantaneous movements in interest rates on the net present value of our assets and liabilities, including derivative exposures. Economic value of equity sensitivity metrics are derived using the following key assumptions:
•As of September 30, 2026, our metrics assume a market implied baseline interest rate projection for the upper limit of the Federal Funds Target Rate of 4.25% and 5.00% at December 31, 2026 and 2027, respectively.
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

58	Capital One Financial Corporation (COF)

Table 31 shows the estimated percentage impact on our projected baseline net interest income and our current economic value of equity calculated under the methodology described above as of September 30, 2026 and December 31, 2025.
Table 31: Interest Rate Sensitivity Analysis

	September 30, 2026	December 31, 2025
Estimated impact on projected baseline net interest income:
+200 bps	(0.6%)	1.0%
+100 bps	(0.1)	0.6
+50 bps	—	0.3
–50 bps	—	(0.3)
–100 bps	(0.2)	(0.7)
–200 bps	(0.9)	(2.7)
Estimated impact on economic value of equity:
+200 bps	(7.3)	(4.5)
+100 bps	(3.5)	(2.0)
+50 bps	(1.7)	(0.9)
–50 bps	1.7	0.7
–100 bps	3.2	1.2
–200 bps	5.8%	1.1%

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
Our non-dollar denominated intercompany funding and EUR-denominated borrowings are the primary exposures generating foreign exchange transaction risk. We manage these transaction risks by using forward foreign currency derivatives and cross-currency swaps to hedge our exposures. We measure our foreign exchange transaction risk exposures by applying a 1% U.S. dollar appreciation shock against the value of the non-dollar denominated intercompany funding and EUR-denominated borrowing and their related hedges, which shows the impact to our earnings from foreign exchange risk. Our nominal intercompany funding outstanding with interest accrued was 1.9 billion GBP and 1.5 billion GBP as of September 30, 2026 and December 31, 2025, respectively, and 1.1 billion CAD as of both September 30, 2026 and December 31, 2025. Our nominal EUR-denominated borrowings outstanding with interest accrued was 2.0 billion EUR and 505 million EUR as of September 30, 2026 and December 31, 2025, respectively.
Certain non-dollar equity investments in foreign operations expose our balance sheet and capital ratios to translation risk in AOCI. We manage our translation risk by entering into foreign currency derivatives designated as net investment hedges. We measure these exposures by applying a 30% U.S. dollar appreciation shock, which we believe approximates a significant adverse shock over a one-year time horizon, against the value of the equity invested in our foreign operations net of related net investment hedges where applicable. Our primary exposure is to our U.K. and Canadian operations and the gross equity amounts were 2.5 billion GBP and 2.3 billion GBP as of September 30, 2026 and December 31, 2025, respectively, and 3.0 billion CAD and 2.8 billion CAD as of September 30, 2026 and December 31, 2025, respectively. Additionally, we have immaterial foreign translation exposure to a small number of other currencies.
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

60	Capital One Financial Corporation (COF)

SUPERVISION AND REGULATION
Capital and Stress Testing Regulation
Stress Capital Buffer Requirements
In September 2026, the Federal Reserve finalized a rule amending the calculation of the stress capital buffer requirement applicable to large banking organizations, including the Company (the “SCB Averaging Rule”). Under the final rule, the Federal Reserve will calculate the stress capital buffer requirement by averaging results over the two most recent stress test cycles. The SCB Averaging Rule also shifts the annual effective date of the stress capital buffer requirement from October 1 to January 1 and adjusts the forward-looking period used to calculate the dividend add-on component of the stress capital buffer requirement to be consistent with this change. The averaging mechanism will first apply to the 2028 stress testing cycle, with the resulting stress capital buffer requirement becoming effective on January 1, 2029.
As a result of this shift in the effective date, and absent further action from the Federal Reserve, the Company’s current stress capital buffer requirement of 4.5% will remain in effect until a new requirement becomes effective on January 1, 2028. Accordingly, the Company’s minimum capital requirements plus the standardized approach capital conservation buffer for CET1 capital, Tier 1 capital and total capital ratios under the stress capital buffer framework will remain at 9.0%, 10.5% and 12.5%, respectively, through January 1, 2028.
Capital Planning and Stress Testing
In September 2026, the Federal Reserve finalized revisions to its supervisory stress testing framework (the “Stress Testing Transparency Rule”). Under the Stress Testing Transparency Rule, the Federal Reserve will annually disclose its supervisory stress test models and provide a formal public comment period on material changes to these models and the design of annual supervisory stress test scenarios. The Stress Testing Transparency Rule also shifts certain timelines on the stress testing calendar and adopts revisions to stress testing reporting requirements.
Concurrently with the finalization of the SCB Averaging Rule and the Stress Testing Transparency Rule, the Federal Reserve also re-proposed certain revisions to the supervisory models to be used to project non-interest income in the 2027 supervisory stress test.
We provide information on our Supervision and Regulation in our 2025 Form 10-K under “Part I—Item 1. Business—Supervision and Regulation” and in our Q1 2026 Form 10-Q under “Part I—Item 2. MD&A—Supervision and Regulation.”

61	Capital One Financial Corporation (COF)

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

62	Capital One Financial Corporation (COF)

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

SUPPLEMENTAL TABLE
Reconciliation of Non-GAAP Measures
Table A—Reconciliation of Non-GAAP Measures
The following non-GAAP measures consist of TCE, tangible assets and metrics computed using these amounts, which include tangible book value per common share, return on average tangible assets, return on average TCE and TCE ratio. We consider these metrics to be key financial performance measures that management uses when assessing returns and capital management over time. While these non-GAAP measures are widely used by investors, analysts and bank regulatory agencies to assess the operating performance and capital position of financial services companies, they may not be comparable to similarly titled measures reported by other companies. The following table presents reconciliations of these non-GAAP measures to the applicable amounts measured in accordance with U.S. GAAP. These non-GAAP measures should not be viewed as a substitute for reported results determined in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except as noted)	2026	2025	2026	2025
TCE (average):
Stockholders’ equity	$113,571	$112,819	$114,211	$87,511
Goodwill and other intangible assets, includes the impact of related deferred taxes	(43,672)	(41,815)	(42,815)	(28,790)
Non-cumulative perpetual preferred stock	(5,085)	(5,407)	(5,298)	(5,204)
TCE	$64,814	$65,597	$66,098	$53,517
Return on TCE (average):
Net income available to common stockholders	$3,422	$3,086	$8,438	$117
Income (loss) from discontinued operations, net of tax	—	(1)	(7)	(15)
Net income available to common stockholders less income (loss) from discontinued operations	3,422	3,087	8,445	132
TCE (average)	$64,814	$65,597	$66,098	$53,517
Return on TCE	21.12%	18.82%	17.04%	0.33%
Tangible assets (average):
Total assets	$676,168	$657,858	$678,056	$574,602
Goodwill and other intangible assets, includes the impact of related deferred taxes	(43,672)	(41,815)	(42,815)	(28,790)
Tangible assets	$632,496	$616,043	$635,241	$545,812
Return on tangible assets (average):
Net income	$3,539	$3,192	$8,733	$319
Income (loss) from discontinued operations, net of tax	—	(1)	(7)	(15)
Net income less income (loss) from discontinued operations, net of tax	3,539	3,193	8,740	334
Tangible assets (average)	$632,496	$616,043	$635,241	$545,812
Return on tangible assets	2.24%	2.07%	1.83%	0.08%

64	Capital One Financial Corporation (COF)

(Dollars in millions, except as noted)	September 30, 2026	September 30, 2025	December 31, 2025
TCE (period-end):
Stockholders’ equity	$109,656	$113,813	$113,616
Goodwill and other intangible assets, includes the impact of related deferred taxes	(43,446)	(41,537)	(40,876)
Noncumulative perpetual preferred stock	(4,419)	(5,407)	(5,407)
TCE	$61,791	$66,869	$67,333
Tangible assets (period-end):
Total assets	$672,867	$661,877	$669,009
Goodwill and other intangible assets, includes the impact of related deferred taxes	(43,446)	(41,537)	(40,876)
Tangible assets	$629,421	$620,340	$628,133
Tangible book value per common share:
TCE (period-end)	$61,791	$66,869	$67,333
Outstanding common shares	601.5	635.7	625.1
Tangible book value per common share	$102.72	$105.18	$107.72
TCE ratio
TCE (period-end)	$61,791	$66,869	$67,333
Tangible assets (period-end)	629,421	620,340	628,133
TCE ratio	9.8%	10.8%	10.7%

65	Capital One Financial Corporation (COF)

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

66	Capital One Financial Corporation (COF)

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
Global Payment Network: The Discover Network, PULSE Network and Diners Club, collectively.
Globally Systematically Important Bank Surcharge (“G-SIB Surcharge”): The capital buffer imposed on U.S. banking organizations designated as global systemically important banks (“G-SIBs”) under the Federal Reserve’s capital framework. The surcharge increases a G-SIB’s minimum CET1 capital requirement based on its systemic risk score, which considers factors such as size, interconnectedness, complexity, cross-jurisdictional activity, and sustainability.
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
SCB Averaging Rule: The Federal Reserve’s September 2026 rule that calculates stress capital buffer requirements by averaging results over the two most recent stress test cycles and shifts their annual effective date from October 1 to January 1.
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
Stress Testing Transparency Rule: The Federal Reserve’s September 2026 rule to enhance transparency and public accountability of the supervisory stress testing framework by, among other things, annually publishing comprehensive documentation on the stress test models and inviting public comment on any material changes to those models and the stress test scenarios.
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
This Report: Quarterly Report on Form 10-Q for the period ended September 30, 2026.
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

69	Capital One Financial Corporation (COF)

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

70	Capital One Financial Corporation (COF)

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
GBP: Pound sterling
Ginnie Mae: Government National Mortgage Association
GSE or Agency: Government-sponsored enterprise
G-SIB: Global systemically important banks
ICE: Intercontinental Exchange
IRM: Independent Risk Management
LCH: LCH Group

71	Capital One Financial Corporation (COF)

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
SEC: U.S. Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TCE: Tangible common equity
U.K.: United Kingdom
U.S.: United States of America
VaR: Value-At-Risk
VIE: Variable interest entity

72	Capital One Financial Corporation (COF)

73	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share-related data)	2026	2025	2026	2025
Interest income:
Loans, including loans held for sale	$15,515	$15,229	$45,161	$37,835
Investment securities	867	823	2,549	2,377
Other	517	711	1,805	1,797
Total interest income	16,899	16,763	49,515	42,009
Interest expense:
Deposits	3,334	3,597	10,059	9,432
Securitized debt obligations	127	165	385	505
Senior and subordinated notes	528	582	1,595	1,622
Other borrowings	24	15	71	38
Total interest expense	4,013	4,359	12,110	11,597
Net interest income	12,886	12,404	37,405	30,412
Provision for credit losses	2,916	2,714	9,973	16,513
Net interest income after provision for credit losses	9,970	9,690	27,432	13,899
Non-interest income:
Discount and interchange fees, net	2,335	1,812	6,555	4,513
Service charges and other customer-related fees	807	849	2,424	2,016
Net securities losses	(40)	—	(40)	—
Other	356	294	1,081	910
Total non-interest income	3,458	2,955	10,020	7,439
Non-interest expense:
Salaries and associate benefits	3,733	3,496	11,173	9,041
Occupancy and equipment	985	856	2,821	2,208
Marketing	1,594	1,403	4,752	3,950
Professional services	604	641	1,856	1,731
Communications and data processing	622	476	1,607	1,288
Amortization of intangibles	508	514	1,507	801
Other	810	877	2,647	2,137
Total non-interest expense	8,856	8,263	26,363	21,156
Income from continuing operations before income taxes	4,572	4,382	11,089	182
Income tax provision (benefit)	1,033	1,189	2,349	(152)
Income from continuing operations, net of tax	3,539	3,193	8,740	334
Income (loss) from discontinued operations, net of tax	—	(1)	(7)	(15)
Net income	3,539	3,192	8,733	319
Dividends and undistributed earnings allocated to participating securities	(32)	(33)	(80)	(13)
Preferred stock dividends	(73)	(73)	(203)	(195)
Impacts from preferred stock redemptions	(12)	—	(12)	6
Net income available to common stockholders	$3,422	$3,086	$8,438	$117
Basic earnings per common share:
Net income from continuing operations	$5.62	$4.83	$13.68	$0.26
Net income (loss) from discontinued operations	—	—	(0.01)	(0.03)
Net income per basic common share	$5.62	$4.83	$13.67	$0.23
Diluted earnings per common share:
Net income from continuing operations	$5.61	$4.83	$13.66	$0.26
Net income (loss) from discontinued operations	—	—	(0.01)	(0.03)
Net income per diluted common share	$5.61	$4.83	$13.65	$0.23

See Notes to Consolidated Financial Statements.
74	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net income	$3,539	$3,192	$8,733	$319
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investment securities available for sale	(2,597)	769	(2,827)	2,094
Net unrealized gains (losses) on hedging relationships	(1,114)	149	(1,698)	1,211
Foreign currency translation adjustments	3	(16)	(16)	64
Other	—	—	1	—
Other comprehensive income (loss), net of tax	(3,708)	902	(4,540)	3,369
Comprehensive income (loss)	$(169)	$4,094	$4,193	$3,688

See Notes to Consolidated Financial Statements.
75	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions, except per share-related data)	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,950	$3,031
Interest-bearing deposits and other short-term investments	43,939	54,403
Total cash and cash equivalents	48,889	57,434
Restricted cash for securitization investors	442	4,659
Investment securities:
Investment securities available for sale (amortized cost basis of $96.4 billion and $97.7 billion as of September 30, 2026 and December 31, 2025, respectively; allowance for credit losses of $4 million and $3 million as of September 30, 2026 and December 31, 2025, respectively)	85,990	91,051
Investment securities held to maturity	3,781	—
Total investment securities	89,771	91,051
Loans held for investment:
Unsecuritized loans held for investment	435,477	425,665
Loans held in consolidated trusts	27,053	27,957
Total loans held for investment	462,530	453,622
Allowance for credit losses	(22,739)	(23,409)
Net loans held for investment	439,791	430,213
Loans held for sale ($636 million and $755 million carried at fair value as of September 30, 2026 and December 31, 2025, respectively)	636	760
Premises and equipment, net	6,158	5,602
Interest receivable	3,531	3,492
Goodwill	31,880	28,509
Other intangible assets	15,569	16,578
Other assets	36,200	30,711
Total assets	$672,867	$669,009

Liabilities:
Interest payable	$782	$844
Deposits:
Non-interest-bearing deposits	27,691	27,385
Interest-bearing deposits	453,006	448,386
Total deposits	480,697	475,771
Securitized debt obligations	11,280	12,853
Other debt:
Federal funds purchased and securities loaned or sold under agreements to repurchase	612	587
Senior and subordinated notes	36,347	36,001
Other borrowings	1,535	1,559
Total other debt	38,494	38,147
Other liabilities	31,958	27,778
Total liabilities	563,211	555,393
Commitments, contingencies and guarantees (see Note 14)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; 3,980,700 and 4,980,700 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	—
Common stock (par value $0.01 per share; 1,000,000,000 shares authorized; 714,836,341 and 708,546,381 shares issued as of September 30, 2026 and December 31, 2025, respectively; 601,533,153 and 625,102,271 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	7	7
Additional paid-in capital, net	64,397	64,031
Retained earnings	72,213	65,192
Accumulated other comprehensive loss	(10,008)	(5,468)
Treasury stock, at cost (par value $0.01 per share; 113,303,188 and 83,444,110 shares as of September 30, 2026 and December 31, 2025, respectively)	(16,953)	(10,146)
Total stockholders’ equity	109,656	113,616
Total liabilities and stockholders’ equity	$672,867	$669,009

See Notes to Consolidated Financial Statements.
76	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	4,980,700	$0	708,546,381	$7	$64,031	$65,192	$(5,468)	$(10,146)	$113,616
Comprehensive income (loss)						2,174	(411)		1,763
Dividends—common stock(1)			16,317	0	3	(505)			(502)
Dividends—preferred stock						(73)			(73)
Purchases of treasury stock								(2,793)	(2,793)
Issuances of common stock and restricted stock, net of forfeitures			4,117,161	0	119				119
Exercises of stock options			15,553	0	1				1
Compensation expense for restricted stock units					130				130
Balance as of March 31, 2026	4,980,700	$0	712,695,412	$7	$64,284	$66,788	$(5,879)	$(12,939)	$112,261
Comprehensive income (loss)						3,020	(421)		2,599
Dividends—common stock(1)			4,141	0	1	(501)			(500)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(2,747)	(2,747)
Issuances of common stock and restricted stock, net of forfeitures			1,405,549	0	139				139
Reissuance of treasury stock related to acquisitions					461			1,417	1,878
Compensation expense for restricted stock units					207				207
Fair value of purchase consideration related to restricted stock units					13				13
Balance as of June 30, 2026	4,980,700	$0	714,105,102	$7	$65,105	$69,250	$(6,300)	$(14,269)	$113,793
Comprehensive income (loss)						3,539	(3,708)		(169)
Dividends—common stock(1)			3,540	0	1	(491)			(490)
Dividends—preferred stock						(73)			(73)
Purchases of treasury stock								(2,684)	(2,684)
Issuances of common stock and restricted stock, net of forfeitures			727,699	0	108				108
Redemptions of preferred stock	(1,000,000)	0			(988)	(12)			(1,000)
Compensation expense for restricted stock units					171				171
Balance as of September 30, 2026	3,980,700	$0	714,836,341	$7	$64,397	$72,213	$(10,008)	$(16,953)	$109,656

See Notes to Consolidated Financial Statements.
77	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in millions)	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	4,975,000	$0	702,224,674	$7	$36,428	$64,505	$(9,286)	$(30,870)	$60,784
Comprehensive income						1,404	1,757		3,161
Dividends—common stock(1)			12,211	0	2	(236)			(234)
Dividends—preferred stock						(57)			(57)
Purchases of treasury stock								(375)	(375)
Issuances of common stock and restricted stock, net of forfeitures			3,572,356	0	93				93
Exercises of stock options			14,070	0	1				1
Compensation expense for restricted stock units					169				169
Balance as of March 31, 2025	4,975,000	$0	705,823,311	$7	$36,693	$65,616	$(7,529)	$(31,245)	$63,542
Comprehensive income (loss)						(4,277)	710		(3,567)
Dividends—common stock(1)			2,163	0	0	(388)			(388)
Dividends—preferred stock						(65)			(65)
Purchases of treasury stock								(167)	(167)
Issuances of common stock and restricted stock, net of forfeitures			903,641	0	111				111
Reissuance of treasury stock related to acquisitions					25,763			24,823	50,586
Issuances of preferred stock related to acquisitions	10,700	0			1,068				1,068
Redemptions of preferred stock	(5,000)	0			(506)	6			(500)
Compensation expense for restricted stock units					214				214
Fair value of purchase consideration related to restricted stock units					122				122
Balance as of June 30, 2025	4,980,700	$0	706,729,115	$7	$63,465	$60,892	$(6,819)	$(6,589)	$110,956
Comprehensive income						3,192	902		4,094
Dividends—common stock(1)			2,597	0	1	(387)			(386)
Dividends—preferred stock						(73)			(73)
Purchases of treasury stock								(1,037)	(1,037)
Issuances of common stock and restricted stock, net of forfeitures			958,726	0	91				91
Compensation expense for restricted stock units					168				168
Balance as of September 30, 2025	4,980,700	$0	707,690,438	$7	$63,725	$63,624	$(5,917)	$(7,626)	$113,813
__________
(1)We declared dividends per share on our common stock of $0.80 and $0.60 in the third quarter of 2026 and 2025, respectively, and $2.40 and $1.80 in the first nine months of 2026 and 2025, respectively.

See Notes to Consolidated Financial Statements.
78	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Operating activities:
Income from continuing operations, net of tax	$8,740	$334
Loss from discontinued operations, net of tax	(7)	(15)
Net income	8,733	319
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	9,973	16,513
Depreciation and amortization, net	4,661	3,655
Deferred tax provision (benefit)	314	(1,404)
Net investment securities losses	40	—
Stock-based compensation expense	521	576
Other, net	1	103
Loans held for sale:
Originations and purchases	(3,663)	(3,687)
Proceeds from sales and paydowns	3,916	3,264
Changes in operating assets and liabilities:
Changes in interest receivable	(36)	2
Changes in other assets	(2,455)	(640)
Changes in interest payable	(62)	(187)
Changes in other liabilities	(1,764)	1,359
Net change from discontinued operations	—	14
Net cash from operating activities	$20,179	$19,887
Investing activities:
Investment securities available for sale:
Purchases	$(12,983)	$(12,585)
Proceeds from paydowns and maturities	13,391	13,287
Proceeds from sales	662	1
Investment securities held to maturity:
Purchases	(3,739)	—
Proceeds from paydowns and maturities	106	—
Proceeds from sales of securities related to the Transaction	—	9,696
Net changes in loans originated as held for investment	(19,268)	(17,202)
Changes in premises and equipment	(1,312)	(1,134)
Net cash (used) received in acquisitions	(2,298)	16,465
Net cash used in other investing activities	(1,262)	(1,163)
Net cash from (used in) investing activities	$(26,703)	$7,365

See Notes to Consolidated Financial Statements.
79	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Financing activities:
Deposits and borrowings:
Changes in deposits	$4,941	$(1,046)
Issuance of long-term debt	10,046	5,976
Maturities and paydowns of long-term debt	(11,727)	(14,404)
Changes in other borrowings	1,038	48
Common stock:
Net proceeds from issuances	366	295
Dividends paid	(1,492)	(1,008)
Preferred stock:
Dividends paid	(187)	(179)
Redemptions	(1,000)	(500)
Purchases of treasury stock	(8,224)	(1,579)
Proceeds from share-based payment activities	1	1
Net cash used in financing activities	(6,238)	(12,396)
Changes in cash, cash equivalents and restricted cash for securitization investors	(12,762)	14,856
Cash, cash equivalents and restricted cash for securitization investors, beginning of the period	62,093	43,671
Cash, cash equivalents and restricted cash for securitization investors, end of the period	$49,331	$58,527

Supplemental cash flow information:
Interest paid	$11,898	$10,828
Income taxes paid	1,124	494
Non-cash item:
Reissuance of treasury stock, issuance of preferred stock and stock-based compensation awards related to acquisitions	$1,891	$51,790

See Notes to Consolidated Financial Statements.
80	Capital One Financial Corporation (COF)

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
As of September 30, 2026, Capital One Financial Corporation’s principal operating subsidiary was Capital One, National Association (“CONA”). On May 18, 2025 (the “Closing Date”), Discover Financial Services (“Discover”) merged into Capital One and Discover Bank merged into CONA. See “Note 2—Business Combinations” for additional information. The Company is hereafter collectively referred to as “we,” “us” or “our.” CONA is referred to as the “Bank.”

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

81	Capital One Financial Corporation (COF)

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
For the three and nine months ended September 30, 2026, we incurred $338 million and $1.1 billion of Discover integration expenses. Discover integration expenses are primarily salaries and associate benefits and professional services and are included within operating expense in our consolidated statements of income. Since the announcement of the Transaction in the first quarter of 2024, we have incurred $2.4 billion of Discover integration expenses as of September 30, 2026.
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
In the three and nine months ended September 30, 2026, we incurred $47 million and $143 million of integration expenses related to the Brex acquisition. The integration expenses are primarily driven by salaries and associate benefits and professional services and are included within operating expenses in our consolidated statements of income.
The Brex acquisition was accounted for as a business combination in accordance with Topic 805, Business Combinations, with the Company as the accounting acquirer. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their respective fair values as of the Brex Closing Date, unless otherwise required. The determination of fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are subjective in nature and subject to change. Fair value estimates related to the assets acquired and liabilities assumed remain provisional as of September 30, 2026. While we believe the information currently available to us provides a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that may result in changes to the estimated fair value amounts. Fair value estimates subject to change include, but are not limited to, certain other assets and other liabilities. The following Table 2.1 presents the allocation of purchase consideration to assets acquired and liabilities assumed as of the Brex Closing Date, including measurement period adjustments made during the three months ended September 30, 2026, which increased preliminary goodwill by $23 million.

82	Capital One Financial Corporation (COF)

Table 2.1: Allocation of Purchase Consideration

(in millions, except share and per share data)	Fair Value as of April 7, 2026
Purchase consideration:
Fair value of Capital One stock transferred(1)	$1,891
Fair value of cash consideration transferred	2,630
Fair value of purchase consideration	$4,521
Allocation of purchase consideration to net assets acquired:
Preliminary fair value of assets acquired(2)	$2,777
Preliminary fair value of liabilities assumed(3)	1,348
Preliminary fair value of net assets acquired	$1,429
Preliminary Goodwill(4)	$3,092
________
(1)Includes $13 million of purchase consideration related to restricted stock units.
(2)Includes $815 million of loans, $725 million of cash and cash equivalents, $510 million of developed technology to be amortized over five years and $432 million of customer relationship and other intangible assets to be amortized over ten to twelve years.
(3)Includes $1.1 billion of outstanding debt that was paid off immediately following the completion of the Brex acquisition.
(4)Given the Brex acquisition was structured as a nontaxable corporate reorganization, the resulting goodwill is not deductible for income tax purposes. The goodwill associated with the Brex acquisition has been preliminarily allocated to the Credit Card ($2.4 billion) and Consumer Banking segments ($736 million) as of September 30, 2026.

83	Capital One Financial Corporation (COF)

NOTE 3—INVESTMENT SECURITIES
Our investment securities portfolio consists of the following debt securities: U.S. government-sponsored enterprise or agency (“GSE” or “Agency”) and non-agency residential mortgage-backed securities (“RMBS”), agency commercial mortgage-backed securities (“CMBS”), U.S. Treasury securities and other debt securities. Agency securities include securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Home Loan Bank (“FHLB”). The carrying value of our investments in Agency and U.S. Treasury securities represented 96% and 97% of our total investment securities portfolio as of September 30, 2026 and December 31, 2025, respectively.
The table below presents the amortized cost basis, allowance for credit losses, gross unrealized gains and losses and fair value of our investment securities aggregated by major security type as of September 30, 2026 and December 31, 2025. Accrued interest receivable of $320 million and $327 million as of September 30, 2026 and December 31, 2025, respectively, is not included in the table below.
Table 3.1: Investment Securities

	September 30, 2026
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,489	$0	$24	$(67)	$9,446
RMBS:
Agency	73,895	0	19	(9,868)	64,046
Non-agency	496	(4)	39	(6)	525
Total RMBS	74,391	(4)	58	(9,874)	64,571
Agency CMBS	7,418	0	8	(474)	6,952
Other securities(1)	5,056	0	0	(35)	5,021
Total investment securities available for sale	$96,354	$(4)	$90	$(10,450)	$85,990
Investment securities held to maturity:
Agency RMBS	$3,386	$0	$0	$(230)	$3,156
U.S. Treasury securities	395	0	0	(24)	371
Total investment securities held to maturity	$3,781	$0	$0	$(254)	$3,527

	December 31, 2025
(Dollars in millions)	Amortized Cost Basis	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$9,958	$0	$55	$0	$10,013
RMBS:
Agency	75,561	0	322	(6,742)	69,141
Non-agency	525	(3)	67	(2)	587
Total RMBS	76,086	(3)	389	(6,744)	69,728
Agency CMBS	8,201	0	35	(344)	7,892
Other securities(1)	3,411	0	7	0	3,418
Total investment securities available for sale	$97,656	$(3)	$486	$(7,088)	$91,051
__________
(1)Includes $2.4 billion and $1.9 billion of asset-backed securities (“ABS”) as of September 30, 2026 and December 31, 2025, respectively. The remaining amount is primarily comprised of supranational bonds, foreign government bonds and U.S. agency debt bonds.

84	Capital One Financial Corporation (COF)

Investment Securities Available for Sale in a Gross Unrealized Loss Position
The table below provides the gross unrealized losses and fair value of our investment securities available for sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025. The amounts include investment securities available for sale without an allowance for credit losses.
Table 3.2: Investment Securities Available for Sale in a Gross Unrealized Loss Position

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$3,808	$(67)	$0	$0	$3,808	$(67)
RMBS:
Agency	24,155	(972)	37,969	(8,896)	62,124	(9,868)
Non-agency	12	0	5	0	17	0
Total RMBS	24,167	(972)	37,974	(8,896)	62,141	(9,868)
Agency CMBS	2,049	(38)	3,873	(436)	5,922	(474)
Other securities	4,236	(32)	156	(3)	4,392	(35)
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$34,260	$(1,109)	$42,003	$(9,335)	$76,263	$(10,444)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available for sale without an allowance for credit losses:
U.S. Treasury securities	$0	$0	$588	$0	$588	$0
RMBS:
Agency	1,063	(4)	46,859	(6,738)	47,922	(6,742)
Non-agency	2	0	4	0	6	0
Total RMBS	1,065	(4)	46,863	(6,738)	47,928	(6,742)
Agency CMBS	698	(2)	4,795	(342)	5,493	(344)
Other securities	425	0	0	0	425	0
Total investment securities available for sale in a gross unrealized loss position without an allowance for credit losses(1)	$2,188	$(6)	$52,246	$(7,080)	$54,434	$(7,086)
__________
(1)    Consists of approximately 3,140 and 2,270 securities in gross unrealized loss positions as of September 30, 2026 and December 31, 2025, respectively.
Maturities and Yields of Investment Securities
The table below summarizes, as of September 30, 2026, the fair value of our investment securities by major security type and contractual maturity as well as the total fair value, amortized cost basis and weighted-average yields of our investment securities by contractual maturity. Since borrowers may have the right to call or prepay certain obligations, the expected maturities of our securities are likely to differ from the scheduled contractual maturities presented below. The weighted-average

85	Capital One Financial Corporation (COF)

yield below represents the effective yield for the investment securities presented on a pre-tax basis and is calculated based on the amortized cost basis of each security, inclusive of the contractual coupon, the impact of any premium amortization or discount accretion and any basis adjustments resulting from discontinued hedge accounting relationships. The effective yield is calculated to the contractual maturity or to the earliest call date for certain callable debt securities.
Table 3.3: Contractual Maturities and Weighted-Average Yields of Investment Securities

	September 30, 2026
(Dollars in millions)	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available for sale:
U.S. Treasury securities	$199	$5,342	$3,905	$0	$9,446
RMBS(1):
Agency	5	171	1,327	62,543	64,046
Non-agency	0	0	58	467	525
Total RMBS	5	171	1,385	63,010	64,571
Agency CMBS(1)	401	2,872	2,140	1,539	6,952
Other securities	1,168	3,723	17	113	5,021
Total investment securities available for sale	$1,773	$12,108	$7,447	$64,662	$85,990
Amortized cost basis of investment securities available for sale	$1,780	$12,354	$7,715	$74,505	$96,354
Weighted-average yield for investment securities available for sale	3.30%	3.80%	3.61%	3.59%	3.61%
Amortized cost basis of investment securities held to maturity:
Agency RMBS(1)	$0	$0	$0	$3,386	$3,386
U.S. Treasury securities	0	0	395	0	395
Total investment securities held to maturity	$0	$0	$395	$3,386	$3,781
Fair value of investment securities held to maturity	$0	$0	$371	$3,156	$3,527
Weighted-average yield for investment securities held to maturity	0.00%	0.00%	4.09%	4.18%	4.17%
__________
(1)As of September 30, 2026, the weighted-average expected maturities of RMBS and Agency CMBS were 8.3 years and 4.3 years, respectively.
Net Securities Gains or Losses and Proceeds from Sales
We had no sales of securities for the three months ended September 30, 2026. For the nine months ended September 30, 2026, total proceeds from the sales of available for sale securities were $662 million with immaterial gains. For the the three and nine months ended September 30, 2026, we recognized $40 million of losses on available for sale securities. We had no sales of securities for the three months ended September 30, 2025. For the nine months ended September 30, 2025, total proceeds from sales of our securities were $9.7 billion with immaterial losses.
Securities Pledged and Received
We pledged investment securities with a carrying value totaling $39.0 billion and $39.7 billion as of September 30, 2026 and December 31, 2025, respectively. These securities are primarily pledged to support our advances from the Federal Home Loan Bank (“FHLB”) and Public Fund Deposits, as well as for other purposes as required or permitted by law. We accepted pledges of securities with a fair value of $67 million and less than $1 million as of September 30, 2026 and December 31, 2025, respectively, related to our derivative transactions.

86	Capital One Financial Corporation (COF)

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
Accrued interest receivable of $3.1 billion as of both September 30, 2026 and December 31, 2025, is not included in the tables in this note. The table below presents the composition and aging analysis of our loans held for investment portfolio as of September 30, 2026 and December 31, 2025. The delinquency aging includes all past due loans, both performing and nonperforming.
Table 4.1: Loan Portfolio Composition and Aging Analysis

	September 30, 2026
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$250,511	$3,055	$2,169	$4,517	$9,741	$260,252
Personal loans	7,830	63	48	43	154	7,984
International card businesses	7,733	129	89	173	391	8,124
Total credit card	266,074	3,247	2,306	4,733	10,286	276,360
Consumer Banking:
Auto	88,107	3,221	1,249	324	4,794	92,901
Retail banking	1,122	17	1	2	20	1,142
Total consumer banking	89,229	3,238	1,250	326	4,814	94,043
Commercial Banking:
Commercial and multifamily real estate	35,317	29	86	204	319	35,636
Commercial and industrial	56,123	37	8	323	368	56,491
Total commercial banking	91,440	66	94	527	687	92,127
Total loans(1)	$446,743	$6,551	$3,650	$5,586	$15,787	$462,530
% of Total loans	96.59%	1.41%	0.79%	1.21%	3.41%	100.00%

87	Capital One Financial Corporation (COF)

	December 31, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$251,932	$3,015	$2,308	$5,148	$10,471	$262,403
Personal loans	9,325	72	53	49	174	9,499
International card businesses	7,304	117	83	164	364	7,668
Total credit card	268,561	3,204	2,444	5,361	11,009	279,570
Consumer Banking:
Auto	78,758	3,165	1,323	354	4,842	83,600
Retail banking	1,171	12	2	5	19	1,190
Total consumer banking	79,929	3,177	1,325	359	4,861	84,790
Commercial Banking:
Commercial and multifamily real estate	33,501	54	1	62	117	33,618
Commercial and industrial	55,330	57	3	254	314	55,644
Total commercial banking	88,831	111	4	316	431	89,262
Total loans(1)	$437,321	$6,492	$3,773	$6,036	$16,301	$453,622
% of Total loans	96.41%	1.43%	0.83%	1.33%	3.59%	100.00%
__________
(1)Loans include unamortized premiums, discounts and deferred fees and costs totaling $1.2 billion and $980 million as of September 30, 2026 and December 31, 2025, respectively.

88	Capital One Financial Corporation (COF)

The following table presents our loans held for investment that are 90 days or more past due that continue to accrue interest, loans that are classified as nonperforming and loans that are classified as nonperforming without an allowance as of September 30, 2026 and December 31, 2025. Nonperforming loans generally include loans that have been placed on nonaccrual status. We recognized interest income for loans classified as nonperforming of $4 million and $58 million for the three and nine months ended September 30, 2026, respectively, and $4 million and $54 million for the three and nine months ended September 30, 2025, respectively.
Table 4.2: 90+ Day Delinquent Loans Accruing Interest and Nonperforming Loans

	September 30, 2026			December 31, 2025
(Dollars in millions)	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance	> 90 Days and Accruing	Nonperforming Loans	Nonperforming Loans Without an Allowance
Credit Card:
Domestic credit card	$4,517	N/A	$0	$5,148	N/A	$0
Personal loans	42	$10	0	47	$12	0
International card businesses	164	15	0	157	12	0
Total credit card	4,723	25	0	5,352	24	0
Consumer Banking:
Auto	0	603	0	0	566	0
Retail banking	0	17	4	0	17	4
Total consumer banking	0	620	4	0	583	4
Commercial Banking:
Commercial and multifamily real estate	1	441	264	0	320	191
Commercial and industrial	0	687	394	0	892	527
Total commercial banking	1	1,128	658	0	1,212	718
Total	$4,724	$1,773	$662	$5,352	$1,819	$722
% of Total loans held for investment	1.02%	0.38%	0.14%	1.18%	0.40%	0.16%

89	Capital One Financial Corporation (COF)

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
The tables below present our Credit Card segment by delinquency status as of September 30, 2026 and December 31, 2025.
Table 4.3: Domestic and International Credit Card Delinquency Status

	September 30, 2026			December 31, 2025
(Dollars in millions)	Revolving Loans	Revolving Loans Converted to Term	Total	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card:
Domestic credit card:
Current	$248,615	$1,896	$250,511	$250,332	$1,600	$251,932
30-59 days	2,928	127	3,055	2,925	90	3,015
60-89 days	2,078	91	2,169	2,233	75	2,308
Greater than 90 days	4,370	147	4,517	5,016	132	5,148
Total domestic credit card	$257,991	$2,261	$260,252	$260,506	$1,897	$262,403

International card businesses:
Current	$7,688	$45	$7,733	$7,260	$44	$7,304
30-59 days	123	6	129	112	5	117
60-89 days	86	3	89	80	3	83
Greater than 90 days	169	4	173	158	6	164
Total international card businesses	$8,066	$58	$8,124	$7,610	$58	$7,668

90	Capital One Financial Corporation (COF)

Table 4.4: Personal Loans Delinquency Status

	September 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$2,158	$2,698	$1,631	$893	$334	$116	$7,830	$0	$0	$7,830
30-59 days	5	19	18	13	6	2	63	0	0	63
60-89 days	3	14	14	10	5	2	48	0	0	48
Greater than 90 days	2	11	12	11	5	2	43	0	0	43
Total personal loans	$2,168	$2,742	$1,675	$927	$350	$122	$7,984	$0	$0	$7,984

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Personal loans—Delinquency status:
Current	$4,050	$2,727	$1,614	$658	$208	$68	$9,325	$0	$0	$9,325
30-59 days	14	22	22	10	3	1	72	0	0	72
60-89 days	8	17	16	8	3	1	53	0	0	53
Greater than 90 days	5	16	17	8	2	1	49	0	0	49
Total personal loans	$4,077	$2,782	$1,669	$684	$216	$71	$9,499	$0	$0	$9,499

91	Capital One Financial Corporation (COF)

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
The table below presents loans held for investment in our Consumer Banking segment by credit quality indicator as of September 30, 2026 and December 31, 2025. We present our auto loan portfolio by Fair Isaac Corporation (“FICO”) scores at origination and our retail banking loan portfolio by delinquency status, which includes all past due loans, both performing and nonperforming.
Table 4.5: Consumer Banking Portfolio by Vintage Year

	September 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$16,673	$13,180	$8,272	$3,391	$2,635	$1,350	$45,501	$0	$0	$45,501
621-660	6,175	5,232	2,926	1,524	1,003	538	17,398	0	0	17,398
620 or below	11,471	9,872	4,391	2,197	1,279	792	30,002	0	0	30,002
Total auto	34,319	28,284	15,589	7,112	4,917	2,680	92,901	0	0	92,901

Retail banking—Delinquency status:
Current	86	81	122	63	69	372	793	327	2	1,122
30-59 days	0	3	1	0	0	5	9	8	0	17
60-89 days	0	0	0	0	0	0	0	1	0	1
Greater than 90 days	0	0	0	0	0	2	2	0	0	2
Total retail banking	86	84	123	63	69	379	804	336	2	1,142
Total consumer banking	$34,405	$28,368	$15,712	$7,175	$4,986	$3,059	$93,705	$336	$2	$94,043

92	Capital One Financial Corporation (COF)

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Auto—At origination FICO scores:(1)
Greater than 660	$17,601	$11,622	$5,209	$4,634	$2,706	$512	$42,284	$0	$0	$42,284
621-660	6,691	4,002	2,258	1,683	988	263	15,885	0	0	15,885
620 or below	12,319	5,947	3,213	2,115	1,290	547	25,431	0	0	25,431
Total auto	36,611	21,571	10,680	8,432	4,984	1,322	83,600	0	0	83,600

Retail banking—Delinquency status:
Current	103	126	69	78	40	411	827	341	3	1,171
30-59 days	1	0	0	0	0	1	2	10	0	12
60-89 days	0	0	0	0	0	1	1	1	0	2
Greater than 90 days	0	0	0	0	0	2	2	3	0	5
Total retail banking	104	126	69	78	40	415	832	355	3	1,190
Total consumer banking	$36,715	$21,697	$10,749	$8,510	$5,024	$1,737	$84,432	$355	$3	$84,790
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
The following table presents loans held for investment for our Commercial Banking segment by internal risk ratings as of September 30, 2026 and December 31, 2025. The internal risk rating status includes all past due loans, both performing and nonperforming.
Table 4.6: Commercial Banking Portfolio by Internal Risk Ratings

	September 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,818	$2,146	$1,233	$1,186	$2,214	$3,901	$13,498	$20,057	$50	$33,605
Criticized performing	0	56	153	147	248	874	1,478	27	85	1,590
Criticized nonperforming	0	10	23	0	0	408	441	0	0	441
Total commercial and multifamily real estate	2,818	2,212	1,409	1,333	2,462	5,183	15,417	20,084	135	35,636
Commercial and industrial
Noncriticized	6,142	6,643	3,944	3,756	6,003	7,947	34,435	18,874	34	53,343
Criticized performing	23	378	210	225	489	469	1,794	667	0	2,461
Criticized nonperforming	0	5	2	9	103	429	548	90	49	687
Total commercial and industrial	6,165	7,026	4,156	3,990	6,595	8,845	36,777	19,631	83	56,491
Total commercial banking	$8,983	$9,238	$5,565	$5,323	$9,057	$14,028	$52,194	$39,715	$218	$92,127

94	Capital One Financial Corporation (COF)

	December 31, 2025
	Term Loans by Vintage Year
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Internal risk rating:(1)
Commercial and multifamily real estate
Noncriticized	$2,288	$1,516	$2,034	$3,178	$1,357	$4,573	$14,946	$16,352	$140	$31,438
Criticized performing	0	172	145	428	109	975	1,829	29	2	1,860
Criticized nonperforming	10	17	0	0	76	217	320	0	0	320
Total commercial and multifamily real estate	2,298	1,705	2,179	3,606	1,542	5,765	17,095	16,381	142	33,618
Commercial and industrial
Noncriticized	8,077	5,391	4,623	7,531	3,284	6,667	35,573	16,643	219	52,435
Criticized performing	3	162	185	391	726	309	1,776	541	0	2,317
Criticized nonperforming	12	71	12	158	246	196	695	162	35	892
Total commercial and industrial	8,092	5,624	4,820	8,080	4,256	7,172	38,044	17,346	254	55,644
Total commercial banking	$10,390	$7,329	$6,999	$11,686	$5,798	$12,937	$55,139	$33,727	$396	$89,262
__________
(1)Criticized exposures correspond to the “Special Mention,” “Substandard” and “Doubtful” asset categories defined by bank regulatory authorities.

95	Capital One Financial Corporation (COF)

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
The following tables present the major modification types, amortized cost basis amounts for each modification type and financial effects for all FDMs undertaken during the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2025, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified prior to the Closing Date.
Table 4.7: Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2026
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,358	$0	$70	$1,428	$0	$0	$0	$0	$0	$0	$1,428
Term extension	0	12	0	12	48	3	51	234	151	385	448
Principal balance reduction	0	0	0	0	15	0	15	0	0	0	15
Principal balance reduction and term extension:	0	0	0	0	0	0	0	0	40	40	40
Interest rate reduction and term extension	7	18	0	25	532	0	532	7	0	7	564
Other(1)	0	26	0	26	4	0	4	29	72	101	131
Total loans modified	$1,365	$56	$70	$1,491	$599	$3	$602	$270	$263	$533	$2,626
% of total class of receivables	0.52%	0.71%	0.86%	0.54%	0.64%	0.30%	0.64%	0.76%	0.47%	0.58%	0.57%

	Nine Months Ended September 30, 2026
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$3,132	$0	$134	$3,266	$0	$0	$0	$0	$0	$0	$3,266
Term extension	0	29	0	29	131	3	134	340	357	697	860
Principal balance reduction	0	0	0	0	28	0	28	0	0	0	28
Principal balance reduction and term extension	0	0	0	0	0	0	0	0	40	40	40
Interest rate reduction and term extension	11	51	0	62	1,173	0	1,173	7	0	7	1,242
Other(1)	0	68	0	68	7	1	8	32	127	159	235
Total loans modified	$3,143	$148	$134	$3,425	$1,339	$4	$1,343	$379	$524	$903	$5,671
% of total class of receivables	1.21%	1.86%	1.65%	1.24%	1.45%	0.38%	1.43%	1.06%	0.93%	0.98%	1.23%

96	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$1,158	0	$57	$1,215	0	0	0	0	0	0	$1,215
Term extension	0	$10	0	10	$41	$3	$44	$61	$180	$241	295
Principal balance reduction	0	0	0	0	11	0	11	0	0	0	11
Principal balance reduction and term extension:	0	0	0	0	0	0	0	0	11	11	11
Interest rate reduction and term extension	6	20	0	26	412	0	412	0	16	16	454
Other(1)	0	36	0	36	3	1	4	22	216	238	278
Total loans modified	$1,164	$66	$57	$1,287	$467	$4	$471	$83	$423	$506	$2,264
% of total class of receivables	0.46%	0.69%	0.77%	0.47%	0.57%	0.35%	0.57%	0.25%	0.76%	0.57%	0.51%

	Nine Months Ended September 30, 2025
	Credit Card				Consumer Banking			Commercial Banking
(Dollars in millions)	Domestic Card(2)	Personal Loans	International Card Businesses	Total Credit Card	Auto	Retail Banking	Total Consumer Banking	Commercial and Multifamily Real Estate	Commercial and Industrial	Total Commercial Banking	Total
Interest rate reduction	$3,138	0	$113	$3,251	0	0	0	$3	$0	$3	$3,254
Term extension	0	$31	0	31	$75	$4	$79	328	403	731	841
Principal balance reduction	0	0	0	0	22	0	22	0	0	0	22
Principal balance reduction and term extension	0	0	0	0	0	0	0	0	11	11	11
Interest rate reduction and term extension	10	52	0	62	766	0	766	0	65	65	893
Other(1)	0	90	0	90	4	1	5	52	293	345	440
Total loans modified	$3,148	$173	$113	$3,434	$867	$5	$872	$383	$772	$1,155	$5,461
% of total class of receivables	1.24%	1.80%	1.52%	1.27%	1.06%	0.40%	1.05%	1.15%	1.39%	1.30%	1.23%
__________
(1)Primarily consists of modifications or combinations of modifications not categorized above, such as payment delays, increases in committed exposure, forbearances and other types of modifications in Commercial Banking.
(2)Includes $1.3 billion of FDMs as of September 30, 2025 that were modified prior to the Closing Date.

97	Capital One Financial Corporation (COF)

Table 4.8: Financial Effects of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2026
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.95%	13.76%	26.86%	9.55%	0.00%	4.06%	0.00%
Payment delay duration (in months)	12	29	0	6	6	4	18
Principal balance reduction	$48	$0	$0	$0	$0	$0	$28
Interest and fees forgiven	33	0	0	0	0	0	0

	Nine Months Ended September 30, 2026
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.61%	13.85%	25.62%	9.41%	0.00%	4.06%	0.00%
Payment delay duration (in months)	12	29	0	6	6	6	18
Principal balance reduction	$177	$0	$0	$1	$0	$0	$28
Interest and fees forgiven	126	0	0	0	0	0	0

	Three Months Ended September 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.45%	14.13%	26.21%	8.48%	0.00%	0.00%	5.75%
Payment delay duration (in months)	12	28	0	6	56	5	8
Principal balance reduction	$85	0	0	0	0	0	$19
Interest and fees forgiven	68	0	0	0	0	0	0

	Nine Months Ended September 30, 2025
	Credit Card			Consumer Banking		Commercial Banking
(Dollars in millions)	Domestic Card	Personal Loans	International Card Businesses	Auto	Retail Banking	Commercial and Multifamily Real Estate	Commercial and Industrial
Weighted-average interest rate reduction	15.09%	13.99%	25.90%	8.85%	0.50%	0.85%	2.34%
Payment delay duration (in months)	12	34	0	6	33	7	13
Principal balance reduction	$230	0	0	0	0	0	$19
Interest and fees forgiven	201	0	0	0	0	0	0

98	Capital One Financial Corporation (COF)

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
The following tables present FDMs over a rolling 12-month period by delinquency status as of September 30, 2026 and 2025.
Table 4.9 Delinquency Status of Financial Difficulty Modifications to Borrowers(1)

	September 30, 2026
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card	$2,955	$350	$225	$418	$993	$3,948
Personal loans	152	18	12	6	36	188
International card businesses	86	13	12	45	70	156
Total credit card	3,193	381	249	469	1,099	4,292
Consumer Banking:
Auto	1,187	254	145	40	439	1,626
Retail banking	5	0	0	0	0	5
Total consumer banking	1,192	254	145	40	439	1,631
Commercial Banking:
Commercial and multifamily real estate	312	0	85	1	86	398
Commercial and industrial	510	0	27	119	146	656
Total commercial banking	822	0	112	120	232	1,054
Total	$5,207	$635	$506	$629	$1,770	$6,977

99	Capital One Financial Corporation (COF)

	September 30, 2025
		Delinquent Loans
(Dollars in millions)	Current	30-59 Days	60-89 Days	> 90 Days	Total Delinquent Loans	Total Loans
Credit Card:
Domestic credit card(2)	$3,343	$228	$160	$306	$694	$4,037
Personal loans	175	21	13	5	39	214
International card businesses	74	12	11	35	58	132
Total credit card	3,592	261	184	346	791	4,383
Consumer Banking:
Auto	776	114	67	23	204	980
Retail banking	5	0	0	0	0	5
Total consumer banking	781	114	67	23	204	985
Commercial Banking:
Commercial and multifamily real estate	412	12	0	22	34	446
Commercial and industrial	742	5	31	159	195	937
Total commercial banking	1,154	17	31	181	229	1,383
Total	$5,527	$392	$282	$550	$1,224	$6,751
__________
(1)Commitments to lend additional funds on FDMs totaled $139 million and $158 million as of September 30, 2026 and 2025, respectively.
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
The following table presents FDMs that entered subsequent default for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026, the tables include amounts of FDMs from the acquired Discover portfolio, including loans which were modified or entered subsequent default prior to the Closing Date.

100	Capital One Financial Corporation (COF)

Table 4.10 Subsequent Defaults of Financial Difficulty Modifications to Borrowers

	Three Months Ended September 30, 2026
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal Balance Reduction	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$229	$0	$0	$1	$0	$230
Personal loans	0	2	0	3	10	15
International card businesses	26	0	0	0	0	26
Total credit card	255	2	0	4	10	271
Consumer Banking:
Auto	0	5	0	167	0	172
Retail banking	0	0	0	0	0	0
Total consumer banking	0	5	0	167	0	172
Commercial Banking:
Commercial and multifamily real estate	0	1	0	0	0	1
Commercial and industrial	0	0	0	0	0	0
Total commercial banking	0	1	0	0	0	1
Total	$255	$8	$0	$171	$10	$444

	Nine Months Ended September 30, 2026
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal Balance Reduction	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$541	$0	$0	$4	$0	$545
Personal loans	0	7	0	9	33	49
International card businesses	76	0	0	0	0	76
Total credit card	617	7	0	13	33	670
Consumer Banking:
Auto	0	11	0	498	0	509
Retail banking	0	0	0	0	1	1
Total consumer banking	0	11	0	498	1	510
Commercial Banking:
Commercial and multifamily real estate	0	1	0	0	0	1
Commercial and industrial	0	0	5	0	0	5
Total commercial banking	0	1	5	0	0	6
Total	$617	$19	$5	$511	$34	$1,186

101	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$163	$0	$2	$0	$165
Personal loans	0	3	2	11	16
International card businesses	23	0	0	0	23
Total credit card	186	3	4	11	204
Consumer Banking:
Auto	0	2	108	0	110
Total consumer banking	0	2	108	0	110
Commercial Banking:
Commercial and multifamily real estate	0	0	0	4	4
Total commercial banking	0	0	0	4	4
Total	$186	$5	$112	$15	$318

	Nine Months Ended September 30, 2025
(Dollars in millions)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Other Modifications	Total Loans
Credit Card:
Domestic credit card	$481	$0	$3	$0	$484
Personal loans	0	7	7	33	47
International card businesses	67	0	0	0	67
Total credit card	548	7	10	33	598
Consumer Banking:
Auto	0	6	278	0	284
Total consumer banking	0	6	278	0	284
Commercial Banking:
Commercial and multifamily real estate	0	0	0	11	11
Commercial and industrial	0	20	0	2	22
Total commercial banking	0	20	0	13	33
Total	$548	$33	$288	$46	$915

102	Capital One Financial Corporation (COF)

Loans Pledged
We pledged loan collateral of $113.2 billion and $98.2 billion to secure borrowing capacity at the FHLB and Federal Reserve Discount Window of $106.5 billion and $87.7 billion as of September 30, 2026 and December 31, 2025, respectively. In addition to loans pledged, we have securitized a portion of our credit card and auto loan portfolios. See “Note 6—Variable Interest Entities and Securitizations” for additional information.
Revolving Loans Converted to Term Loans
For the three and nine months ended September 30, 2026, we converted $470 million and $1.2 billion of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios. For the three and nine months ended September 30, 2025, we converted $432 million and $836 million of revolving loans to term loans, respectively, primarily in our domestic credit card and commercial banking loan portfolios.

103	Capital One Financial Corporation (COF)

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
Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity
The table below summarizes changes in the allowance for credit losses and reserve for unfunded lending commitments by segment for the three and nine months ended September 30, 2026 and 2025. Our allowance for credit losses decreased by $670 million to $22.7 billion as of September 30, 2026 from December 31, 2025.
Table 5.1: Allowance for Credit Losses and Reserve for Unfunded Lending Commitments Activity

	Three Months Ended September 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2026	$19,329	$2,162	$1,475	$22,966
Charge-offs	(4,043)	(734)	(21)	(4,798)
Recoveries(1)(2)	1,298	358	21	1,677
Net charge-offs	(2,745)	(376)	0	(3,121)
Provision for credit losses	2,479	417	0	2,896
Allowance build (release) for credit losses	(266)	41	0	(225)
Other changes(3)	(2)	0	0	(2)
Balance as of September 30, 2026	19,061	2,203	1,475	22,739
Reserve for unfunded lending commitments:
Balance as of June 30, 2026	0	0	142	142
Provision for losses on unfunded lending commitments	0	0	20	20
Balance as of September 30, 2026	0	0	162	162
Combined allowance and reserve as of September 30, 2026	$19,061	$2,203	$1,637	$22,901

104	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2025	$20,066	$1,892	$1,451	$23,409
Charge-offs	(13,142)	(2,171)	(213)	(15,526)
Recoveries(1)(2)	3,786	1,102	28	4,916
Net charge-offs	(9,356)	(1,069)	(185)	(10,610)
Provision for credit losses	8,364	1,380	209	9,953
Allowance build (release) for credit losses	(992)	311	24	(657)
Other changes(3)	(13)	0	0	(13)
Balance as of September 30, 2026	19,061	2,203	1,475	22,739
Reserve for unfunded lending commitments:
Balance as of December 31, 2025	0	0	142	142
Provision for losses on unfunded lending commitments	0	0	20	20
Balance as of September 30, 2026	0	0	162	162
Combined allowance and reserve as of September 30, 2026	$19,061	$2,203	$1,637	$22,901

	Three Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of June 30, 2025	$20,474	$1,864	$1,535	$23,873
Charge-offs	(4,211)	(669)	(61)	(4,941)
Recoveries(1)(2)	1,110	343	15	1,468
Net charge-offs	(3,101)	(326)	(46)	(3,473)
Provision for credit losses	2,364	340	9	2,713
Allowance build (release) for credit losses	(737)	14	(37)	(760)
Other changes(3)	(10)	0	0	(10)
Balance as of September 30, 2025	19,727	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of June 30, 2025	0	0	135	135
Provision (benefit) for losses on unfunded lending commitments	0	0	0	0
Balance as of September 30, 2025	0	0	135	135
Combined allowance and reserve as of September 30, 2025	$19,727	$1,878	$1,633	$23,238

105	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Allowance for credit losses:
Balance as of December 31, 2024	$12,974	$1,884	$1,400	$16,258
Charge-offs	(10,779)	(1,957)	(180)	(12,916)
Recoveries(1)(2)	2,551	1,058	38	3,647
Net charge-offs	(8,228)	(899)	(142)	(9,269)
Initial allowance for purchased credit deteriorated loans	2,870	0	0	2,870
Benefit from expected recoveries of charged off loans(4)	(3,305)	0	0	(3,305)
Provision for credit losses	15,388	893	240	16,521
Allowance build (release) for credit losses	6,725	(6)	98	6,817
Other changes(3)	28	0	0	28
Balance as of September 30, 2025	19,727	1,878	1,498	23,103
Reserve for unfunded lending commitments:
Balance as of December 31, 2024	0	0	143	143
Provision (benefit) for losses on unfunded lending commitments	0	0	(8)	(8)
Balance as of September 30, 2025	0	0	135	135
Combined allowance and reserve as of September 30, 2025	$19,727	$1,878	$1,633	$23,238
_________
(1)The amount and timing of recoveries are impacted by our collection strategies, which are based on customer behavior and risk profile and include direct customer communications, repossession of collateral, the periodic sale of charged off loans as well as additional strategies, such as litigation.
(2)    Third-party collection expenses of $229 million and $725 million for the three and nine months ended September 30, 2026, respectively, and $232 million and $510 million for the three and nine months ended September 30, 2025, respectively, are included in other non-interest expense.
(3)     Primarily represents foreign currency translation adjustments.
(4)    Represents contractual rights to collect on recoveries of acquired Discover loans that were charged off.

106	Capital One Financial Corporation (COF)

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
The table below presents gross charge-offs for loans held for investment by vintage year during the nine months ended September 30, 2026.
Table 5.2: Gross Charge-Offs by Vintage Year

	Nine Months Ended September 30, 2026
	Term Loans by Vintage Year
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total Term Loans	Revolving Loans	Revolving Loans Converted to Term	Total
Credit Card
Domestic credit card	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$11,985	$340	$12,325
Personal loans	$5	$85	$114	$87	$36	$14	$341	N/A	N/A	341
International card business	N/A	N/A	N/A	N/A	N/A	N/A	N/A	463	13	476
Total credit card	5	85	114	87	36	14	341	12,448	353	13,142
Consumer Banking
Auto	112	692	536	334	254	180	2,108	0	0	2,108
Retail banking	0	0	1	0	0	1	2	61	0	63
Total consumer banking	112	692	537	334	254	181	2,110	61	0	2,171
Commercial Banking
Commercial and multifamily real estate	0	0	0	0	0	13	13	0	0	13
Commercial and industrial	0	0	0	0	59	96	155	45	0	200
Total commercial banking	0	0	0	0	59	109	168	45	0	213
Total	$117	$777	$651	$421	$349	$304	$2,619	$12,554	$353	$15,526

107	Capital One Financial Corporation (COF)

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
The table below summarizes the changes in the estimated reimbursements from these partners for the three and nine months ended September 30, 2026 and 2025.
Table 5.3: Summary of Credit Card Partnership Loss Sharing Arrangements Impacts

	Three Months Ended September 30,
(Dollars in millions)	2026	2025
Estimated reimbursements from partners, beginning of period	$1,236	$1,191
Amounts due from partners for charged off loans	(141)	(154)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	286	95
Estimated reimbursements from partners, end of period	$1,381	$1,132

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Estimated reimbursements from partners, beginning of period	$1,103	$1,010
Amounts due from partners for charged off loans	(469)	(491)
Change in estimated partner reimbursements that (increased) decreased provision for credit losses	747	613
Estimated reimbursements from partners, end of period	$1,381	$1,132

108	Capital One Financial Corporation (COF)

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
The tables below present a summary of VIEs in which we had continuing involvement or held a significant variable interest, aggregated based on VIEs with similar characteristics as of September 30, 2026 and December 31, 2025. We separately present information for consolidated and unconsolidated VIEs.
Table 6.1: Carrying Amount of Consolidated and Unconsolidated VIEs

	September 30, 2026
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$22,699	$8,829	$0	$0	$0
Auto loan securitizations	3,946	2,967	0	0	0
Total securitization-related VIEs	26,645	11,796	0	0	0
Other VIEs:(3)
Affordable housing entities	448	117	7,111	2,632	7,111
Entities that provide capital to low-income and rural communities	3,814	10	36	18	36
Other(4)	0	0	1,401	157	1,401
Total other VIEs	4,262	127	8,548	2,807	8,548
Total VIEs	$30,907	$11,923	$8,548	$2,807	$8,548

109	Capital One Financial Corporation (COF)

	December 31, 2025
	Consolidated		Unconsolidated
(Dollars in millions)	Carrying Amount of Assets	Carrying Amount of Liabilities	Carrying Amount of Assets	Carrying Amount of Liabilities	Maximum Exposure to Loss
Securitization-Related VIEs:(1)
Credit card loan securitizations(2)	$28,208	$10,478	$0	$0	$0
Auto loan securitizations	3,451	2,622	0	0	0
Total securitization-related VIEs	31,659	13,100	0	0	0
Other VIEs:(3)
Affordable housing entities	469	167	6,485	2,204	6,485
Entities that provide capital to low-income and rural communities	2,942	10	48	24	48
Other(4)	0	0	1,389	154	1,389
Total other VIEs	3,411	177	7,922	2,382	7,922
Total VIEs	$35,070	$13,277	$7,922	$2,382	$7,922
__________
(1)Excludes insignificant VIEs from previously exited businesses.
(2)Represents the carrying amount of assets and liabilities of the VIE, which includes the seller’s interest and repurchased notes held by other related parties.
(3)In certain investment structures, we consolidate a VIE which holds as its primary asset an investment in an unconsolidated VIE. In these instances, we disclose the carrying amount of assets and liabilities on our consolidated balance sheets as unconsolidated VIEs to avoid duplicating our exposure, as the unconsolidated VIEs are generally the operating entities generating the exposure. The carrying amount of assets and liabilities included in the unconsolidated VIE columns above related to these investment structures were $3.6 billion of assets and $1.6 billion of liabilities as of September 30, 2026 and $3.0 billion of assets and $1.2 billion of liabilities as of December 31, 2025.
(4)Primarily consists of variable interests in companies that promote renewable energy sources and other minority equity investments.
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
Our primary credit card securitization platform is the Capital One Multi-asset Execution Trust securitization program. As part of the Discover acquisition in May 2025, we acquired the Discover Card Execution Note Trust (“DCENT”) securitization program. In December 2025, we defeased the outstanding DiscoverSeries Class A Notes issued by DCENT and, as of September 2026, all remaining Class A Notes had matured and been paid in full.

110	Capital One Financial Corporation (COF)

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
Other VIEs
Affordable Housing Entities
As part of our community reinvestment initiatives, we invest in private investment funds that make equity investments in multifamily affordable housing properties, a majority of which are VIEs. We receive affordable housing tax credits for these investments. The activities of these entities are financed with a combination of invested equity capital and debt. We account for our investments in qualified affordable housing projects using the proportional amortization method, where costs of the investment are amortized over the period in which the investor expects to receive tax credits and other tax benefits, and the resulting amortization is recognized as a component of income tax expense attributable to continuing operations. For the nine months ended September 30, 2026 and 2025, we recognized amortization of $567 million and $515 million, respectively, and tax credits of $670 million and $605 million, respectively, associated with these investments within income tax provision. The carrying value of our equity investments in these qualified affordable housing projects was $6.8 billion and $6.2 billion as of September 30, 2026 and December 31, 2025, respectively. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $2.8 billion and $2.5 billion as of September 30, 2026 and December 31, 2025, respectively, and is largely expected to be paid from 2026 to 2029.
For those investment funds considered to be VIEs, we are not required to consolidate them if we do not have the power to direct the activities that most significantly impact the economic performance of those entities. We record our interests in these unconsolidated VIEs in loans held for investment, other assets and other liabilities on our consolidated balance sheets. Our maximum exposure to these entities is limited to our variable interests in the entities which consisted of assets of approximately $7.1 billion and $6.5 billion as of September 30, 2026 and December 31, 2025, respectively. The creditors of the VIEs have no recourse to our general credit and we do not provide additional financial or other support outside the period that we are contractually required to provide it. The total assets of the unconsolidated VIE investment funds were approximately $18.9 billion and $18.2 billion as of September 30, 2026 and December 31, 2025, respectively.
Entities that Provide Capital to Low-Income and Rural Communities
We hold variable interests in entities (“Investor Entities”) that invest in community development entities (“CDEs”) that provide debt financing to businesses and non-profit entities in low-income and rural communities. Variable interests in the CDEs held by the consolidated Investor Entities are also our variable interests. The activities of the Investor Entities are financed with a combination of invested equity capital and debt. The activities of the CDEs are financed solely with invested equity capital. We receive federal and state tax credits for these investments. We consolidate the VIEs in which we have the power to direct the activities that most significantly impact the VIE’s economic performance and where we have the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. We consolidate other investments and CDEs that are not considered to be VIEs, but where we hold a controlling financial interest. The assets of the VIEs that we consolidated, which totaled approximately $3.8 billion and $2.9 billion as of September 30, 2026 and December 31, 2025, respectively, are reflected on our consolidated balance sheets in cash, loans held for investment, and other assets. The liabilities are reflected in other liabilities. The creditors of the VIEs have no recourse to our general credit. We have not provided additional financial or other support other than during the period that we are contractually required to provide it.

111	Capital One Financial Corporation (COF)

Other
We hold variable interests in other VIEs, including companies that promote renewable energy sources and other minority equity investments. We are not required to consolidate these VIEs because we do not have the power to direct the activities that most significantly impact their economic performance. Our maximum exposure to these VIEs is limited to the investments on our consolidated balance sheets of $1.4 billion as of both September 30, 2026 and December 31, 2025. The creditors of the other VIEs have no recourse to our general credit. We have not provided additional financial or other support outside the period that we are contractually required to provide it.
Our renewable energy source equity investments subject to proportional amortization had a carrying value of $716 million as of September 30, 2026. We are periodically required to provide additional financial or other support during the period of the investments. Our liability for these unfunded commitments was $157 million as of September 30, 2026, and is expected to be paid from 2026 to 2035.
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

112	Capital One Financial Corporation (COF)

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents our goodwill, other intangible assets and MSRs as of September 30, 2026 and December 31, 2025. Goodwill and other intangible assets are presented separately, while MSRs are included in other assets on our consolidated balance sheets.
Table 7.1: Components of Goodwill, Other Intangible Assets and MSRs

	September 30, 2026
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$31,880	N/A	$31,880
Other intangible assets (definite lived):
Purchased credit card relationships	10,456	$(2,488)	7,968
Network and financial partner relationships	1,500	(185)	1,315
Core deposit	1,100	(265)	835
Other(1)	610	(137)	473
Total other intangible assets (definite lived):	13,666	(3,075)	10,591
Other intangible assets (indefinite lived):
Discover Network	2,700	N/A	2,700
Brand / Trade names	2,270	N/A	2,270
Other(2)	8	N/A	8
Total other intangible assets (indefinite lived):	4,978	N/A	4,978
Total other intangible assets	18,644	(3,075)	15,569
Total goodwill and other intangible assets	$50,524	$(3,075)	$47,449
Commercial MSRs	$643	$(365)	$278

	December 31, 2025
(Dollars in millions)	Carrying Amount of Assets	Accumulated Amortization	Net Carrying Amount
Goodwill	$28,509	N/A	$28,509
Other intangible assets (definite lived):
Purchased credit card relationships	10,469	$(1,274)	9,195
Network and financial partner relationships	1,500	(84)	1,416
Core deposit	1,100	(125)	975
Other(1)	121	(107)	14
Total other intangible assets (definite lived)	13,190	(1,590)	11,600
Other intangible assets (indefinite lived):
Discover Network	2,700	N/A	2,700
Brand / Trade names	2,270	N/A	2,270
Other(2)	8	N/A	8
Total other intangible assets (indefinite lived)	4,978	N/A	4,978
Total other intangible assets	18,168	(1,590)	16,578
Total goodwill and other intangible assets	$46,677	$(1,590)	$45,087
Commercial MSRs	$646	$(343)	$303
__________
(1)Primarily consists of intangibles for customer, supplier, merchant, and sponsor relationships, as well as brand / trade name intangibles.
(2)Consists of license and domain names.

113	Capital One Financial Corporation (COF)

Amortization expense for intangible assets, which is presented separately in our consolidated statements of income, totaled $508 million and $1.5 billion for the three and nine months ended September 30, 2026, respectively. The following table summarizes the estimated future amortization expense for intangible assets as of September 30, 2026 for the next five fiscal years and thereafter:
Table 7.2: Amortization Expense

(Dollars in millions)	Amortization Expense
Estimated future amounts for the period between October 1, 2026 and December 31, 2026	$507
Estimated future amounts for the year ending December 31,
2027	1,843
2028	1,655
2029	1,468
2030	1,281
2031	1,095
Thereafter	2,742
Total estimated future amounts	$10,591
Goodwill
The following table presents changes in the carrying amount of goodwill by each of our business segments for September 30, 2026 and December 31, 2025.
Table 7.3: Goodwill by Business Segments

(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking	Total
Balance as of December 31, 2025	$11,915	$11,540	$5,054	$28,509
Acquisitions	2,640	736	0	3,376
Other adjustments(1)	(5)	0	0	(5)
Balance as of September 30, 2026	$14,550	$12,276	$5,054	$31,880
__________
(1)Represents foreign currency translation adjustments.

114	Capital One Financial Corporation (COF)

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
Our total short-term borrowings generally consist of federal funds purchased, securities loaned or sold under agreements to repurchase and FHLB advances. Our long-term debt consists of borrowings with an original contractual maturity of greater than one year. The following tables summarize the components of our deposits, short-term borrowings and long-term debt as of September 30, 2026 and December 31, 2025. The carrying value presented below for these borrowings includes any unamortized debt premiums and discounts, net of debt issuance costs and fair value hedge accounting adjustments.
Table 8.1: Components of Deposits, Short-Term Borrowings and Long-Term Debt

(Dollars in millions)	September 30, 2026	December 31, 2025
Deposits:
Non-interest-bearing deposits	$27,691	$27,385
Interest-bearing deposits(1)	453,006	448,386
Total deposits	$480,697	$475,771
Short-term borrowings:
Federal funds purchased and securities loaned or sold under agreements to repurchase	$612	$587
Short-term FHLB advances(2)	1,500	500
Total short-term borrowings	$2,112	$1,087

	September 30, 2026				December 31, 2025
(Dollars in millions)	Maturity Dates	Stated Interest Rates	Weighted-Average Interest Rate	Carrying Value	Carrying Value
Long-term debt:
Securitized debt obligations	2027-2036	1.39% - 5.82%	4.09%	$11,280	$12,853
Senior and subordinated notes:
Fixed unsecured senior debt(3)	2026-2037	1.65 - 7.96	5.09	33,365	31,335
Fixed unsecured subordinated debt	2028-2036	2.36 - 6.18	4.97	2,982	4,666
Total senior and subordinated notes				36,347	36,001
Other long-term borrowings
FHLB advances	—	—	—	0	1,037
Finance lease liabilities	2026-2030	3.78 - 9.91	4.82	35	22
Total other long-term borrowings				35	1,059
Total long-term debt				47,662	49,913
Total short-term borrowings and long-term debt				$49,774	$51,000
__________
(1)Some customers have time deposits in excess of the federal deposit insurance limit, making a portion of the deposit uninsured. As of September 30, 2026, the total time deposit amount with some portion in excess of the insured amount was $17.9 billion and the portion of total time deposits estimated to be uninsured was $13.3 billion. As of December 31, 2025, the total time deposit amount with some portion in excess of the insured amount was $17.4 billion and the portion of total time deposits estimated to be uninsured was $12.9 billion.
(2)Includes $500 million of short-term FHLB advances with original maturities greater than three months that were issued in the third quarter of 2026. These issuances are reported in changes in other borrowings on the consolidated statements of cash flows.

115	Capital One Financial Corporation (COF)

(3)Includes $2.2 billion and $544 million of Euro (“EUR”)-denominated unsecured notes as of September 30, 2026 and December 31, 2025, respectively.

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
Balance Sheet Presentation
The following table summarizes the notional amounts and fair values of our derivative instruments as of September 30, 2026 and December 31, 2025, which are segregated by derivatives that are designated as accounting hedges and those that are not, and are further segregated by type of contract within those two categories. The total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and any associated cash collateral received or pledged. Derivative assets and liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheets, and their related gains or losses are included in operating activities as changes in other assets and other liabilities in the consolidated statements of cash flows.
Table 9.1: Derivative Assets and Liabilities at Fair Value

	September 30, 2026			December 31, 2025
	Notional or Contractual Amount	Derivative(1)		Notional or Contractual Amount	Derivative(1)
(Dollars in millions)		Assets	Liabilities		Assets	Liabilities
Derivatives designated as accounting hedges:
Interest rate contracts:
Fair value hedges	$58,744	$9	$22	$60,580	$13	$52
Cash flow hedges	144,456	79	125	131,250	145	86
Total interest rate contracts	203,200	88	147	191,830	158	138
Foreign exchange contracts:
Fair value hedges	2,266	0	122	587	0	22
Cash flow hedges	3,209	54	0	2,737	0	35
Net investment hedges	5,554	83	0	5,526	18	82
Total foreign exchange contracts	11,029	137	122	8,850	18	139
Total derivatives designated as accounting hedges	$214,229	$225	$269	$200,680	$176	$277
Derivatives not designated as accounting hedges:
Customer accommodation:
Interest rate contracts	147,107	816	1,073	132,966	672	678
Commodity contracts	44,887	2,731	2,725	40,298	1,231	1,096
Foreign exchange and other contracts	7,736	71	57	6,390	57	56
Total customer accommodation	199,730	3,618	3,855	179,654	1,960	1,830
Other interest rate exposures(2)	2,038	63	38	1,909	17	11
Other contracts	3,628	56	15	3,467	48	11
Total derivatives not designated as accounting hedges	$205,396	$3,737	$3,908	$185,030	$2,025	$1,852
Total derivatives	$419,625	3,962	4,177	$385,710	2,201	2,129
Less: netting adjustment(3)		(627)	(467)		(408)	(501)
Total derivative assets/liabilities		$3,335	$3,710		$1,793	$1,628
    __________
(1)Does not reflect $4 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for non-performance risk as of September 30, 2026 and December 31, 2025, respectively. This net valuation allowance is included as part of other assets and other liabilities on the consolidated balance sheets, and is offset through non-interest income in the consolidated statements of income.
(2)Other interest rate exposures include commercial mortgage-related derivatives and interest rate swaps.

118	Capital One Financial Corporation (COF)

(3)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty.
The following table summarizes the carrying value of our hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values, excluding basis adjustments related to foreign currency risk, as of September 30, 2026 and December 31, 2025.
Table 9.2: Hedged Items in Fair Value Hedging Relationships

	September 30, 2026			December 31, 2025
	Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount		Carrying Amount Assets/(Liabilities)	Cumulative Amount of Basis Adjustments Included in the Carrying Amount
(Dollars in millions)		Total Assets/(Liabilities)	Discontinued-Hedging Relationships		Total Assets/(Liabilities)	Discontinued-Hedging Relationships
Line item on our consolidated balance sheets in which the hedged item is included:
Investment securities available for sale(1)(2)	$9,345	$(386)	$38	$9,424	$79	$44
Interest-bearing deposits	(5,204)	63	0	(6,702)	17	0
Securitized debt obligations	(8,319)	405	0	(10,236)	136	0
Senior and subordinated notes	(34,402)	1,707	(52)	(34,599)	335	(115)
__________
(1)These amounts include the amortized cost basis of our investment securities designated in hedging relationships for which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. The amortized cost basis of this portfolio was $3.3 billion and $3.7 billion as of September 30, 2026 and December 31, 2025, respectively. The amount of the designated hedged items was $2.4 billion and $2.5 billion as of September 30, 2026 and December 31, 2025, respectively. The cumulative basis adjustments associated with these hedges was $73 million and $29 million as of September 30, 2026 and December 31, 2025, respectively.
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
The following table presents the gross and net fair values of our derivative assets, derivative liabilities, resale and repurchase agreements and the related offsetting amounts permitted under U.S. GAAP as of September 30, 2026 and December 31, 2025. The table also includes cash and non-cash collateral received or pledged in accordance with such arrangements. The amount of collateral presented, however, is limited to the amount of the related net derivative fair values or outstanding balances; therefore, instances of over-collateralization are excluded.

119	Capital One Financial Corporation (COF)

Table 9.3: Offsetting of Financial Assets and Financial Liabilities

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Held Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Received
As of September 30, 2026
Derivative assets(1)	$3,962	$(304)	$(323)	$3,335	$(72)	$3,263
As of December 31, 2025
Derivative assets(1)	2,201	(302)	(106)	1,793	0	1,793

	Gross Amounts	Gross Amounts Offset in the Balance Sheet		Net Amounts as Recognized	Securities Collateral Pledged Under Master Netting Agreements	Net Exposure
(Dollars in millions)		Financial Instruments	Cash Collateral Pledged
As of September 30, 2026
Derivative liabilities(1)	$4,177	$(304)	$(163)	$3,710	$(72)	$3,638
Repurchase agreements(2)	612	0	0	612	(612)	0
As of December 31, 2025
Derivative liabilities(1)	2,129	(302)	(199)	1,628	0	1,628
Repurchase agreements(2)	587	0	0	587	(587)	0
__________
(1)We received cash collateral from derivative counterparties totaling $446 million and $144 million as of September 30, 2026 and December 31, 2025, respectively. We posted $1.7 billion and $1.8 billion of cash collateral as of September 30, 2026 and December 31, 2025, respectively.
(2)Under our customer repurchase agreements, which mature the next business day, we pledged collateral with a fair value of $624 million and $599 million as of September 30, 2026 and December 31, 2025, respectively, primarily consisting of agency RMBS securities.

120	Capital One Financial Corporation (COF)

Income Statement and AOCI Presentation
Fair Value and Cash Flow Hedges
The net gains (losses) recognized in our consolidated statements of income related to derivatives in fair value and cash flow hedging relationships are presented below for the three and nine months ended September 30, 2026 and 2025.
Table 9.4: Effects of Fair Value and Cash Flow Hedge Accounting

	Three Months Ended September 30, 2026
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$867	$15,515	$517	$(3,334)	$(127)	$(528)	$356
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$3	$0	$0	$(6)	$(17)	$(68)	$0
Gains (losses) recognized on derivatives	300	0	0	(14)	(233)	(934)	(37)
Gains (losses) recognized on hedged items(1)	(305)	0	0	14	233	945	37
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$(2)	$0	$0	$(6)	$(17)	$(57)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(3)	$(169)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	3	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(3)	$(169)	$3	$0	$0	$0	$0

121	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2026
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,549	$45,161	$1,805	$(10,059)	$(385)	$(1,595)	$1,081
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$10	$0	$0	$(22)	$(60)	$(209)	$0
Gains (losses) recognized on derivatives	459	0	0	(46)	(269)	(1,314)	(53)
Gains (losses) recognized on hedged items(1)	(470)	0	0	46	269	1,371	53
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$(1)	$0	$0	$(22)	$(60)	$(153)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(7)	$(504)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains (losses) reclassified from AOCI into net income(4)	0	0	8	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(7)	$(504)	$8	$0	$0	$0	$0

122	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$823	$15,229	$711	$(3,597)	$(165)	$(582)	$294
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$15	$0	$0	$(22)	$(36)	$(147)	$0
Gains (losses) recognized on derivatives	(18)	0	0	16	19	103	(2)
Gains (losses) recognized on hedged items(1)	13	0	0	(16)	(20)	(77)	2
Excluded component of fair value hedges(2)	0	0	0	0	0	0	0
Net income (expense) recognized on fair value hedges	$10	$0	$0	$(22)	$(37)	$(121)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$(238)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	4	0	0	0	0
Net income (expense) recognized on cash flow hedges	$(2)	$(238)	$4	$0	$0	$0	$0

123	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2025
	Net Interest Income						Non-Interest Income
(Dollars in millions)	Investment Securities	Loans, Including Loans Held for Sale	Other	Interest-bearing Deposits	Securitized Debt Obligations	Senior and Subordinated Notes	Other
Total amounts presented in our consolidated statements of income	$2,377	$37,835	$1,797	$(9,432)	$(505)	$(1,622)	$910
Fair value hedging relationships:
Interest rate and foreign exchange contracts:
Interest recognized on derivatives	$69	$0	$0	$(87)	$(122)	$(441)	$0
Gains (losses) recognized on derivatives	(178)	0	0	131	136	887	70
Gains (losses) recognized on hedged items(1)	145	0	0	(131)	(137)	(801)	(70)
Excluded component of fair value hedges(2)	0	0	0	0	0	(1)	0
Net income (expense) recognized on fair value hedges	$36	$0	$0	$(87)	$(123)	$(356)	$0
Cash flow hedging relationships:(3)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income	$(2)	$(716)	$0	$0	$0	$0	$0
Foreign exchange contracts:
Realized gains reclassified from AOCI into net income(4)	0	0	9	0	0	0	1
Net income (expense) recognized on cash flow hedges	$(2)	$(716)	$9	$0	$0	$0	$1
__________
(1)Includes amortization benefit of $12 million and $52 million for the three and nine months ended September 30, 2026, respectively, and amortization benefit of $23 million and $49 million for the three and nine months ended September 30, 2025, respectively, related to basis adjustments on discontinued hedges.
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
(4)We recognized a gain of $6 million and $81 million for the three and nine months ended September 30, 2026, respectively, and a gain of $83 million and loss of $63 million for the three and nine months ended September 30, 2025, respectively, on foreign exchange contracts reclassified from AOCI. These amounts were largely offset by the foreign currency transaction gains (losses) on our foreign currency denominated intercompany funding included in other non-interest income on our consolidated statements of income.
In the next 12 months, we expect to reclassify into earnings an after-tax loss of $661 million recorded in AOCI as of September 30, 2026 associated with cash flow hedges of forecasted transactions. This amount will largely offset the cash flows associated with the forecasted transactions hedged by these derivatives. The maximum length of time over which forecasted transactions were hedged was approximately 9.5 years as of September 30, 2026. The amount we expect to reclassify into earnings may change as a result of changes in market conditions and ongoing actions taken as part of our overall risk management strategy.

124	Capital One Financial Corporation (COF)

Free-Standing Derivatives
The net impacts to our consolidated statements of income related to free-standing derivatives are presented below for the three and nine months ended September 30, 2026 and 2025. These gains or losses are recognized in other non-interest income on our consolidated statements of income.
Table 9.5: Gains (Losses) on Free-Standing Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Gains (losses) recognized in other non-interest income:
Customer accommodation:
Interest rate contracts	$16	$9	$40	$29
Commodity contracts	5	9	20	21
Foreign exchange and other contracts	6	11	17	20
Total customer accommodation	27	29	77	70
Other interest rate exposures	53	23	99	102
Other contracts	(20)	(19)	(39)	(29)
Total	$60	$33	$137	$143

125	Capital One Financial Corporation (COF)

NOTE 10—STOCKHOLDERS’ EQUITY
Preferred Stock
We may redeem each series of preferred stock at our option, in whole or in part, on any dividend payment date on or after the date set forth below for such series and subject to regulatory approval, at the liquidation preference per share plus any declared and unpaid dividends. For more information on the terms of our preferred stock, please refer to the relevant certificate of designations filed as exhibits to our 2025 Form 10-K. The following table summarizes our preferred stock outstanding as of September 30, 2026 and December 31, 2025.
Table 10.1: Preferred Stock Outstanding(1)

			Redeemable by Issuer Beginning	Per Annum Dividend Rate	Dividend Frequency	Liquidation Preference per Share	Total Shares Outstanding as of September 30, 2026	Carrying Value (in millions)
Series	Description	Issuance Date						September 30, 2026	December 31, 2025
Series I	5.000% Non-Cumulative	September 11, 2019	December 1, 2024	5.000%	Quarterly	$1,000	1,500,000	$1,462	$1,462
Series J	4.800% Non-Cumulative	January 31, 2020	June 1, 2025	4.800%	Quarterly	1,000	1,250,000	1,210	1,209
Series K	4.625% Non-Cumulative	September 17, 2020	December 1, 2025	4.625%	Quarterly	1,000	125,000	122	122
Series L	4.375% Non-Cumulative	May 4, 2021	September 1, 2026	4.375%	Quarterly	1,000	675,000	652	652
Series M(2)	3.950% Fixed Rate Reset Non-Cumulative	June 10, 2021	September 1, 2026	3.950% through 8/31/2026; resets 9/1/2026 and every subsequent 5-year anniversary at 5-Year Treasury Rate +3.157%	Quarterly	1,000	0	0	988
Series N	4.250% Non-Cumulative	July 29, 2021	September 1, 2026	4.250%	Quarterly	1,000	425,000	412	412
Series O	Fixed-to-Floating Rate Non-Cumulative	May 18, 2025	October 30, 2027	5.500% through 10/29/2027; resets 10/30/2027 and every quarter thereafter at three-month term Secured Overnight Financing Rate (“SOFR”) + 3.338%	Semi-Annually through 10/30/2027; Quarterly thereafter	100,000	5,700	562	562
Total								$4,420	$5,407
__________
(1)For Preferred Stock, Series I, J, K, L, and N, ownership is held in the form of depositary shares, each representing a 1/40th interest in a share of non-cumulative perpetual preferred stock. For Preferred Stock, Series O, ownership is held in the form of depositary shares, each representing a 1/100th interest in a share of non-cumulative perpetual preferred stock.
(2)On September 1, 2026, we redeemed all outstanding shares of our Preferred Stock, Series M.
Accumulated Other Comprehensive Income
AOCI primarily consists of accumulated net unrealized gains or losses associated with securities available for sale, changes in fair value of derivatives in hedging relationships and foreign currency translation adjustments.

126	Capital One Financial Corporation (COF)

The following table presents the changes in AOCI by component for the three and nine months ended September 30, 2026 and 2025.
Table 10.2: AOCI

	Three Months Ended September 30, 2026
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2026	$(5,241)	$(1,125)	$62	$4	$(6,300)
Other comprehensive income (loss) before reclassifications	(2,627)	(1,237)	3	0	(3,861)
Amounts reclassified from AOCI into earnings	30	123	0	0	153
Other comprehensive income (loss), net of tax	(2,597)	(1,114)	3	0	(3,708)
AOCI as of September 30, 2026	$(7,838)	$(2,239)	$65	$4	$(10,008)

	Nine Months Ended September 30, 2026
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2025	$(5,011)	$(541)	$81	$3	$(5,468)
Other comprehensive income (loss) before reclassifications	(2,857)	(2,017)	(16)	0	(4,890)
Amounts reclassified from AOCI into earnings	30	319	0	1	350
Other comprehensive income (loss), net of tax	(2,827)	(1,698)	(16)	1	(4,540)
AOCI as of September 30, 2026	$(7,838)	$(2,239)	$65	$4	$(10,008)

	Three Months Ended September 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of June 30, 2025	$(6,219)	$(658)	$83	$(25)	$(6,819)
Other comprehensive income (loss) before reclassifications	769	34	(16)	0	787
Amounts reclassified from AOCI into earnings	0	115	0	0	115
Other comprehensive income (loss), net of tax	769	149	(16)	0	902
AOCI as of September 30, 2025	$(5,450)	$(509)	$67	$(25)	$(5,917)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Securities Available for Sale	Hedging Relationships(1)	Foreign Currency Translation Adjustments(2)	Other	Total
AOCI as of December 31, 2024	$(7,544)	$(1,720)	$3	$(25)	$(9,286)
Other comprehensive income (loss) before reclassifications	2,094	631	64	0	2,789
Amounts reclassified from AOCI into earnings	0	580	0	0	580
Other comprehensive income (loss), net of tax	2,094	1,211	64	0	3,369
AOCI as of September 30, 2025	$(5,450)	$(509)	$67	$(25)	$(5,917)
__________
(1)Includes amounts related to cash flow hedges as well as the excluded component of cross-currency swaps designated as fair value hedges.
(2)Includes other comprehensive gains of $10 million and $110 million for the three and nine months ended September 30, 2026, respectively, and gains of $96 million and losses of $202 million for the three and nine months ended September 30, 2025, respectively, from hedging instruments designated as net investment hedges.

127	Capital One Financial Corporation (COF)

The following table presents amounts reclassified from each component of AOCI to our consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.
Table 10.3: Reclassifications from AOCI

(Dollars in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Affected Income Statement Line Item	2026	2025	2026	2025
Securities available for sale:
	Non-interest income (expense)	$(40)	$0	$(40)	$0
	Income tax provision (benefit)	(10)	0	(10)	0
	Net income (loss)	(30)	0	(30)	0
Hedging relationships:
Interest rate contracts:	Interest income (expense)	(172)	(240)	(511)	(718)
Foreign exchange contracts:	Interest income	3	4	8	9
	Interest income (expense)	0	0	(1)	(1)
	Non-interest income (expense)	6	83	81	(62)
	Income (loss) from continuing operations before income taxes	(163)	(153)	(423)	(772)
	Income tax provision (benefit)	(40)	(38)	(104)	(192)
	Net income (loss)	(123)	(115)	(319)	(580)
Other:
	Non-interest income and non-interest expense	0	0	(1)	0
	Income tax provision (benefit)	0	0	0	0
	Net income (loss)	0	0	(1)	0
Total reclassifications		$(153)	$(115)	$(350)	$(580)

128	Capital One Financial Corporation (COF)

CAPITAL ONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes other comprehensive income (loss) activity and the related tax impact for the three and nine months ended September 30, 2026 and 2025.
Table 10.4: Other Comprehensive Income (Loss)

	Three Months Ended September 30,
	2026			2025
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(3,450)	$(853)	$(2,597)	$1,022	$253	$769
Net unrealized gains (losses) on hedging relationships	(1,481)	(367)	(1,114)	199	50	149
Foreign currency translation adjustments(1)	6	3	3	17	33	(16)
Other	0	0	0	0	0	0
Other comprehensive income (loss)	$(4,925)	$(1,217)	$(3,708)	$1,238	$336	$902

	Nine Months Ended September 30,
	2026			2025
(Dollars in millions)	Before Tax	Provision (Benefit)	After Tax	Before Tax	Provision (Benefit)	After Tax
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	$(3,758)	$(931)	$(2,827)	$2,775	$681	$2,094
Net unrealized gains (losses) on hedging relationships	(2,257)	(559)	(1,698)	1,603	392	1,211
Foreign currency translation adjustments(1)	20	36	(16)	2	(62)	64
Other	1	0	1	0	0	0
Other comprehensive income (loss)	$(5,994)	$(1,454)	$(4,540)	$4,380	$1,011	$3,369
__________
(1)Includes the impact of hedging instruments designated as net investment hedges.

129	Capital One Financial Corporation (COF)

NOTE 11—EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share. Dividends and undistributed earnings allocated to participating securities and earnings per share are computed independently for each period. Accordingly, the sum of each quarterly amount may not agree to the year-to-date total.
Table 11.1: Computation of Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2026	2025	2026	2025
Income from continuing operations, net of tax	$3,539	$3,193	$8,740	$334
Income (loss) from discontinued operations, net of tax	0	(1)	(7)	(15)
Net income	3,539	3,192	8,733	319
Dividends and undistributed earnings allocated to participating securities	(32)	(33)	(80)	(13)
Preferred stock dividends	(73)	(73)	(203)	(195)
Impacts from preferred stock redemptions(1)	(12)	0	(12)	6
Net income available to common stockholders	$3,422	$3,086	$8,438	$117

Total weighted-average basic common shares outstanding	608.9	639.0	617.2	510.2
Effect of dilutive securities:(2)
Stock options	0.0	0.1	0.0	0.1
Other contingently issuable shares	0.6	0.4	0.8	0.6
Total effect of dilutive securities	0.6	0.5	0.8	0.7
Total weighted-average diluted common shares outstanding	609.5	639.5	618.0	510.9
Basic earnings per common share:
Net income from continuing operations	$5.62	$4.83	$13.68	$0.26
Net income from discontinued operations	0.00	0.00	(0.01)	(0.03)
Net income per basic common share	$5.62	$4.83	$13.67	$0.23
Diluted earnings per common share:(2)
Net income from continuing operations	$5.61	$4.83	$13.66	$0.26
Net income from discontinued operations	0.00	0.00	(0.01)	(0.03)
Net income per diluted common share	$5.61	$4.83	$13.65	$0.23
__________
(1)Includes $12 million of deferred issuance costs associated with the redemption of our Preferred Stock, Series M for the three and nine months ended September 30, 2026, and $6 million of discount associated with the redemption of our Preferred Stock, Series P for the nine months ended September 30, 2025.
(2)There were no options or awards excluded from the computation for both the three and nine months ended September 30, 2026. Excluded from the computation of diluted earnings per share for the nine months ended September 30, 2025, were awards of 26 thousand shares because their inclusion would be anti-dilutive. There were no options or awards excluded from the computation for the three months ended September 30, 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table displays our assets and liabilities of continuing operations measured on our consolidated balance sheets at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.
Table 12.1: Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2026
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. Treasury securities	$9,446	$0	$0	$0	$9,446
RMBS	0	64,478	93	0	64,571
CMBS	0	6,810	142	0	6,952
Other securities	156	4,865	0	0	5,021
Total investment securities available for sale	9,602	76,153	235	0	85,990
Loans held for sale	0	636	0	0	636
Other assets:
Derivative assets(2)	1,753	1,590	619	(627)	3,335
Other(3)	928	3	28	0	959
Total assets	$12,283	$78,382	$882	$(627)	$90,920
Liabilities:
Other liabilities:
Derivative liabilities(2)	$2,058	$1,303	$816	$(467)	$3,710
Other	3	0	0	0	3
Total liabilities	$2,061	$1,303	$816	$(467)	$3,713

	December 31, 2025
	Fair Value Measurements Using			Netting Adjustments(1)
(Dollars in millions)	Level 1	Level 2	Level 3		Total
Assets:
Investment securities available for sale:
U.S. Treasury securities	$10,013	$0	$0	$0	$10,013
RMBS	0	69,602	126	0	69,728
CMBS	0	7,870	22	0	7,892
Other securities	134	3,284	0	0	3,418
Total investment securities available for sale	10,147	80,756	148	0	91,051
Loans held for sale	0	755	0	0	755
Other assets:
Derivative assets(2)	918	839	444	(408)	1,793
Other(3)	837	0	28	0	865
Total assets	$11,902	$82,350	$620	$(408)	$94,464
Liabilities:
Other liabilities:
Derivative liabilities(2)	$500	$1,295	$334	$(501)	$1,628
Total liabilities	$500	$1,295	$334	$(501)	$1,628
__________
(1)Represents balance sheet netting of derivative assets and liabilities, and related payables and receivables for cash collateral held or placed with the same counterparty. See “Note 9—Derivative Instruments and Hedging Activities” for additional information.
(2)Does not reflect approximately $4 million and $5 million recognized as a net valuation allowance on derivative assets and liabilities for nonperformance risk as of September 30, 2026 and December 31, 2025, respectively. Nonperformance risk is included in the measurement of derivative assets and liabilities on our consolidated balance sheets, and is recorded through non-interest income in the consolidated statements of income.

132	Capital One Financial Corporation (COF)

(3)As of September 30, 2026 and December 31, 2025, Other primarily includes deferred compensation plan assets of $927 million and $835 million and retained interests in securitizations of $28 million, respectively.
Level 3 Recurring Fair Value Rollforward
The table below presents a reconciliation for all assets and liabilities measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025. Generally, transfers into Level 3 were primarily driven by the usage of unobservable assumptions in the pricing of these financial instruments as evidenced by wider pricing variations among pricing vendors and transfers out of Level 3 were primarily driven by the usage of assumptions corroborated by market observable information as evidenced by tighter pricing among multiple pricing sources.
Table 12.2: Level 3 Recurring Fair Value Rollforward

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2026
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2026(1)
(Dollars in millions)	Balance, July 1, 2026	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2026
Securities available for sale:(2)
RMBS	$145	$1	$(4)	$0	$0	$0	$(5)	$2	$(46)	$93	$1
CMBS	127	0	(5)	0	0	0	(1)	21	0	142	0
Total securities available for sale	$272	$1	$(9)	$0	$0	$0	$(6)	$23	$(46)	$235	$1
Other assets:
Retained interests in securitizations	27	1	0	0	0	0	0	0	0	28	0
Net derivative assets (liabilities)(3)	(19)	(178)	0	0	0	1	(1)	0	0	(197)	(175)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2026
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2026(1)
(Dollars in millions)	Balance, January 1, 2026	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2026
Investment securities available for sale:(2)
RMBS	$126	$5	$(6)	$0	$0	$0	$(14)	$39	$(57)	$93	$3
CMBS	22	0	(5)	0	0	0	(3)	150	(22)	142	0
Total investment securities available for sale	$148	$5	$(11)	$0	$0	$0	$(17)	$189	$(79)	$235	$3
Other assets:
Retained interests in securitizations	28	0	0	0	0	0	0	0	0	28	0
Net derivative assets (liabilities)(3)	110	(282)	0	0	0	(17)	(9)	1	0	(197)	(289)

133	Capital One Financial Corporation (COF)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2025(1)
(Dollars in millions)	Balance, July 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2025
Investment securities available for sale:(2)
RMBS	$142	$1	$0	$0	$0	$0	$(2)	$6	$(21)	$126	$2
CMBS	0	0	0	0	0	0	0	0	0	0	0
Total investment securities available for sale	$142	$1	$0	$0	$0	$0	$(2)	$6	$(21)	$126	$2
Other assets:
Retained interests in securitizations	29	0	0	0	0	0	0	0	0	29	0
Net derivative assets (liabilities)(3)	108	(5)	0	0	0	9	(4)	0	0	108	(7)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended September 30, 2025
		Total Gains (Losses) (Realized/Unrealized)									Net Unrealized Gains (Losses) Included in Net Income Related to Assets and Liabilities Still Held as of September 30, 2025(1)
(Dollars in millions)	Balance, January 1, 2025	Included in Net Income(1)	Included in OCI	Purchases	Sales	Issuances	Settlements	Transfers Into Level 3	Transfers Out of Level 3	Balance, September 30, 2025
Investment securities available for sale:(2)
RMBS	$116	$5	$3	$0	$0	$0	$(9)	$32	$(21)	$126	$5
CMBS	2	0	0	0	(1)	0	(1)	0	0	0	0
Total investment securities available for sale	$118	$5	$3	$0	$(1)	$0	$(10)	$32	$(21)	$126	$5
Other assets:
Retained interests in securitizations	34	(5)	0	0	0	0	0	0	0	29	(5)
Net derivative assets (liabilities)(3)	69	11	0	0	0	33	(5)	0	0	108	7
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
(2)For the three and nine months ended September 30, 2026 included in OCI related to Level 3 investment securities available for sale still held as of September 30, 2026 were net unrealized losses of $11 million and $13 million, respectively. There were no net unrealized gains or losses for the three months ended September 30, 2025 included in OCI related to Level 3 investment securities available for sale. However, there were net unrealized gains of $6 million for the nine months ended September 30, 2025 included in OCI related to Level 3 investment securities available for sale.
(3)Includes derivative assets and liabilities of $619 million and $816 million, respectively, as of September 30, 2026, and $478 million and $370 million, respectively, as of September 30, 2025.

134	Capital One Financial Corporation (COF)

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

Table 12.3: Quantitative Information about Level 3 Fair Value Measurements

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at September 30, 2026	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Investment securities available for sale:
RMBS	$93	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	6-10% 0-16% 0-7% 25-75%	7% 7% 1% 50%
CMBS	142	Discounted cash flows (vendor pricing)	Yield	5-6%	6%
Other assets:
Retained interests in securitizations(2)	28	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	28-69 8% 6-10% Less than 1% 16%	N/A
Net derivative assets (liabilities)	(197)	Discounted cash flows	Swap rates	4-5%	5%

135	Capital One Financial Corporation (COF)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in millions)	Fair Value at December 31, 2025	Significant Valuation Techniques	Significant Unobservable Inputs	Range	Weighted Average(1)
Investment securities available for sale:
RMBS	$126	Discounted cash flows (vendor pricing)	Yield Voluntary prepayment rate Default rate Loss severity	5-10% 0-16% 0-6% 25-75%	6% 7% 1% 55%
CMBS	22	Discounted cash flows (vendor pricing)	Yield	4%	4%
Other assets:
Retained interests in securitizations(2)	28	Discounted cash flows	Life of receivables (months) Voluntary prepayment rate Discount rate Default rate Loss severity	35-64 8% 5-12% 1% 49%	N/A
Net derivative assets (liabilities)	110	Discounted cash flows	Swap rates	3-4%	3%
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
The following table presents the carrying value of the assets measured at fair value on a nonrecurring basis and still held as of September 30, 2026 and December 31, 2025, and for which a nonrecurring fair value measurement was recorded during the three and twelve months then ended.
Table 12.4: Nonrecurring Fair Value Measurements

	September 30, 2026			December 31, 2025
	Estimated Fair Value Hierarchy		Total	Estimated Fair Value Hierarchy		Total
(Dollars in millions)	Level 2	Level 3		Level 2	Level 3
Loans held for investment	$0	$517	$517	$0	$662	$662
Loans held for sale	0	0	0	5	0	5
Other assets(1)	0	124	124	0	131	131
Total	$0	$641	$641	$5	$793	$798
__________
(1)As of September 30, 2026, other assets included investments accounted for under the measurement alternative of $17 million and repossessed assets of $107 million. As of December 31, 2025, other assets included investments accounted for under the measurement alternative of $44 million and repossessed assets of $82 million and long-lived assets held for sale and right-of-use assets totaling $5 million.

136	Capital One Financial Corporation (COF)

In the above table, loans held for investment are generally valued based in part on the estimated fair value of the underlying collateral and the non-recoverable rate, which is considered to be a significant unobservable input. The non-recoverable rate ranged from 0% to 63%, with a weighted average of 29%, and from 0% to 62%, with a weighted average of 22%, as of September 30, 2026 and December 31, 2025, respectively. The weighted average non-recoverable rate is calculated based on the estimated market value of the underlying collateral. The significant unobservable inputs and related quantitative information related to fair value of the other assets are not meaningful to disclose as they vary significantly across properties and collateral.
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2026 and 2025.
Table 12.5: Nonrecurring Fair Value Measurements Included in Earnings

	Total Gains (Losses)
	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Loans held for investment	$(314)	$(270)
Loans held for sale	0	(1)
Other assets(1)	(142)	(116)
Total	$(456)	$(387)
__________
(1)Other assets primarily include fair value adjustments related to repossessed assets and equity investments accounted for under the measurement alternative.

137	Capital One Financial Corporation (COF)

Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value, including the level within the fair value hierarchy, of our financial instruments that are not measured at fair value on a recurring basis on our consolidated balance sheets as of September 30, 2026 and December 31, 2025.
Table 12.6: Fair Value of Financial Instruments

	September 30, 2026
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,889	$48,889	$4,950	$43,939	$0
Restricted cash for securitization investors	442	442	442	0	0
Investment securities held to maturity	3,781	3,527	370	3,156	0
Net loans held for investment	439,791	448,581	0	0	448,581
Loans held for sale	0	0	0	0	0
Interest receivable	3,531	3,531	0	3,531	0
Other investments(1)	2,691	2,691	0	2,691	0
Financial liabilities:
Deposits with defined maturities	103,511	103,109	0	103,109	0
Securitized debt obligations	11,280	11,382	0	11,382	0
Senior and subordinated notes	36,347	37,234	0	37,234	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	612	612	0	612	0
Other borrowings(2)	1,500	1,500	0	1,500	0
Interest payable	782	782	0	782	0

	December 31, 2025
	Carrying Value	Estimated Fair Value	Estimated Fair Value Hierarchy
(Dollars in millions)			Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,434	$57,434	$3,031	$54,403	$0
Restricted cash for securitization investors	4,659	4,659	4,659	0	0
Net loans held for investment	430,213	438,783	0	0	438,783
Loans held for sale	5	5	0	5	0
Interest receivable	3,492	3,492	0	3,492	0
Other investments(1)	2,683	2,683	0	2,683	0
Financial liabilities:
Deposits with defined maturities	105,010	105,309	0	105,309	0
Securitized debt obligations	12,853	12,955	0	12,955	0
Senior and subordinated notes	36,001	37,243	0	37,243	0
Federal funds purchased and securities loaned or sold under agreements to repurchase	587	587	0	587	0
Other borrowings(2)	1,537	1,524	0	1,524	0
Interest payable	844	844	0	844	0
__________
(1)Other investments include FHLB and Federal Reserve Bank stock. These investments are included in other assets on our consolidated balance sheets.
(2)Other borrowings exclude capital lease obligations.

138	Capital One Financial Corporation (COF)

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
Business Segment Reporting Methodology
The results of our business segments are intended to present each segment as if it were a stand-alone business. Our internal management and reporting process used to derive our segment results employs various allocation methodologies, including funds transfer pricing, to assign certain balance sheet assets, deposits and other liabilities and their related revenues and expenses directly or indirectly attributable to each business. Marketing expenses are included within non-interest expense and can be directly incurred by a business segment or indirectly incurred and allocated. Total marketing expense was $1.6 billion and $4.8 billion for the three and nine months ended September 30, 2026, respectively, and $1.4 billion and $4.0 billion for the three and nine months ended September 30, 2025, respectively. Credit Card marketing expense was $1.3 billion and $4.0 billion for the three and nine months ended September 30, 2026, respectively, and $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2025, respectively. Our funds transfer pricing process managed by our centralized Corporate Treasury group provides a funds credit for sources of funds, such as deposits generated by our Consumer Banking and Commercial Banking businesses, and a charge for the use of funds by each business. The allocation is unique to each business and is based on the composition of assets and liabilities. The funds transfer pricing process considers the interest rate and liquidity risk characteristics of assets and liabilities and off-balance sheet products. Periodically, the methodology and assumptions utilized in the funds transfer pricing process are adjusted to reflect economic conditions and other factors, which may impact the allocation of net interest income to the businesses. Due to the integrated nature of our business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate market rates. We regularly assess the assumptions, methodologies and reporting classifications used for segment reporting, which may result in the implementation of refinements or changes in future periods. We provide additional information on the allocation methodologies used to derive our business segment results in “Part II—

139	Capital One Financial Corporation (COF)

Item 8. Financial Statements and Supplementary Data—Note 18—Business Segments and Revenue from Contracts with Customers” in our 2025 Form 10-K.
Segment Results and Reconciliation
We may periodically change our business segments or reclassify business segment results based on modifications to our management reporting methodologies or changes in organizational alignment. The following table presents our business segment results for the three and nine months ended September 30, 2026 and 2025, selected balance sheet data as of September 30, 2026 and 2025, and a reconciliation of our total business segment results to our reported consolidated income from continuing operations, loans held for investment and deposits.
Table 13.1: Segment Results and Reconciliation(1)

	Three Months Ended September 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income	$9,622	$2,531	$603	$130	$12,886
Non-interest income (loss)	2,525	769	298	(134)	3,458
Total net revenue (loss)(3)	12,147	3,300	901	(4)	16,344
Provision for credit losses	2,479	417	20	0	2,916
Non-interest expense	5,880	2,142	467	367	8,856
Income (loss) from continuing operations before income taxes	3,788	741	414	(371)	4,572
Income tax provision (benefit)	929	181	101	(178)	1,033
Income (loss) from continuing operations, net of tax	$2,859	$560	$313	$(193)	$3,539
Loans held for investment	$276,360	$94,043	$92,127	$0	$462,530
Deposits	0	431,095	31,136	18,466	480,697

	Nine Months Ended September 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income	$28,110	$7,191	$1,769	$335	$37,405
Non-interest income (loss)	7,191	2,230	891	(292)	10,020
Total net revenue(3)	35,301	9,421	2,660	43	47,425
Provision for credit losses	8,364	1,380	229	0	9,973
Non-interest expense	17,479	6,261	1,427	1,196	26,363
Income (loss) from continuing operations before income taxes	9,458	1,780	1,004	(1,153)	11,089
Income tax provision (benefit)	2,319	436	246	(652)	2,349
Income (loss) from continuing operations, net of tax	$7,139	$1,344	$758	$(501)	$8,740
Loans held for investment	$276,360	$94,043	$92,127	$0	$462,530
Deposits	0	431,095	31,136	18,466	480,697

140	Capital One Financial Corporation (COF)

	Three Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income	$9,396	$2,357	$586	$65	$12,404
Non-interest income (loss)	2,211	475	318	(49)	2,955
Total net revenue(3)	11,607	2,832	904	16	15,359
Provision for credit losses	2,364	340	9	1	2,714
Non-interest expense	5,409	1,941	520	393	8,263
Income (loss) from continuing operations before income taxes	3,834	551	375	(378)	4,382
Income tax provision	914	131	89	55	1,189
Income (loss) from continuing operations, net of tax	$2,920	$420	$286	$(433)	$3,193
Loans held for investment	$271,037	$83,230	$88,892	$0	$443,159
Deposits	0	416,765	29,920	22,100	468,785

141	Capital One Financial Corporation (COF)

	Nine Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Net interest income (loss)	$22,343	$6,462	$1,760	$(153)	$30,412
Non-interest income (loss)	5,524	1,052	965	(102)	7,439
Total net revenue (loss)(3)	27,867	7,514	2,725	(255)	37,851
Provision for credit losses	15,388	893	232	0	16,513
Non-interest expense	13,494	5,235	1,495	932	21,156
Income (loss) from continuing operations before income taxes	(1,015)	1,386	998	(1,187)	182
Income tax provision (benefit)	(237)	330	237	(482)	(152)
Income (loss) from continuing operations, net of tax	$(778)	$1,056	$761	$(705)	$334
Loans held for investment	$271,037	$83,230	$88,892	$0	$443,159
Deposits	0	416,765	29,920	22,100	468,785
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
(3)Total net revenue was reduced by $784 million and $2.7 billion in the three and nine months ended September 30, 2026, respectively, and $869 million and $2.4 billion in the three and nine months ended September 30, 2025, respectively, for credit card finance charges and fees charged off as uncollectible.
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
The following table presents revenue from contracts with customers and a reconciliation to non-interest income by business segment for the three and nine months ended September 30, 2026 and 2025.

142	Capital One Financial Corporation (COF)

Table 13.2: Revenue from Contracts with Customers and Reconciliation to Segment Results(1)

	Three Months Ended September 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$1,803	$532	$0	$0	$2,335
Service charges and other customer-related fees	26	152	58	0	236
Other	202	60	2	1	265
Total contract revenue	2,031	744	60	1	2,836
Revenue (reduction) from other sources	494	25	238	(135)	622
Total non-interest income (loss)	$2,525	$769	$298	$(134)	$3,458

	Nine Months Ended September 30, 2026
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$4,990	$1,545	$20	$0	$6,555
Service charges and other customer-related fees	80	453	201	2	736
Other	526	183	5	3	717
Total contract revenue	5,596	2,181	226	5	8,008
Revenue (reduction) from other sources	1,595	49	665	(297)	2,012
Total non-interest income (loss)	$7,191	$2,230	$891	$(292)	$10,020

	Three Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$1,521	$268	$23	$0	$1,812
Service charges and other customer-related fees	37	144	111	0	292
Other	126	52	1	0	179
Total contract revenue	1,684	464	135	0	2,283
Revenue (reduction) from other sources	527	11	183	(49)	672
Total non-interest income (loss)	$2,211	$475	$318	$(49)	$2,955

	Nine Months Ended September 30, 2025
(Dollars in millions)	Credit Card	Consumer Banking	Commercial Banking(2)	Other(2)	Consolidated Total
Contract revenue:
Discount and interchange fees, net(3)	$3,813	$631	$69	$0	$4,513
Service charges and other customer-related fees	57	242	278	1	578
Other	362	154	9	0	525
Total contract revenue	4,232	1,027	356	1	5,616
Revenue (reduction) from other sources	1,292	25	609	(103)	1,823
Total non-interest income (loss)	$5,524	$1,052	$965	$(102)	$7,439
__________
1.Effective in the second quarter of 2026, Domestic Card results include Brex and our legacy corporate card product.
2.Some of our commercial investments generate tax-exempt income, tax credits or other tax benefits. Accordingly, we present our Commercial Banking revenue and yields on a taxable-equivalent basis, calculated using a blended federal and state statutory tax rate, with offsetting reductions to the Other category.
3.Discount and interchange fees are presented net of customer reward expenses.

143	Capital One Financial Corporation (COF)

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
The following table presents the contractual amount and carrying value of our unfunded lending commitments as of September 30, 2026 and December 31, 2025. The carrying value represents our reserve and deferred revenue on legally binding commitments.
Table 14.1: Unfunded Lending Commitments

	Contractual Amount		Carrying Value
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Credit card lines	$719,024	$678,375	N/A	N/A
Other loan commitments(1)	57,563	49,555	$88	$82
Standby letters of credit and commercial letters of credit(2)	1,867	1,672	44	32
Total unfunded lending commitments	$778,454	$729,602	$132	$114
__________
(1)Includes $12.3 billion and $7.8 billion of advised lines of credit as of September 30, 2026 and December 31, 2025, respectively.
(2)These financial guarantees have expiration dates that range from 2026 to 2030 as of September 30, 2026.
Loss Sharing Agreements
Within our Commercial Banking business, we originate multifamily commercial real estate loans with the intent to sell them to the GSEs. We enter into loss sharing agreements with the GSEs upon the sale of these originated loans. Beginning January 1, 2020, we elected the fair value option on new loss sharing agreements entered into. Unrealized gains and losses are recorded in other non-interest income in our consolidated statements of income. For those loss sharing agreements entered into as of and prior to December 31, 2019, we amortize the liability recorded at inception into non-interest income as we are released from risk of having to make a payment and record our estimate of expected credit losses each period through the provision for credit losses in our consolidated statements of income. The liability recognized on our consolidated balance sheets for these loss sharing agreements was $130 million and $150 million as of September 30, 2026 and December 31, 2025, respectively. See “Note 5—Allowance for Credit Losses and Reserve for Unfunded Lending Commitments” for information related to our credit card partnership loss sharing arrangements.

144	Capital One Financial Corporation (COF)

Global Payment Network Counterparty Settlement Obligations
The Company has entered into contractual relationships with certain international merchants, international ATM acquirers and international payment networks pursuant to which they have exposure arising from failures of third parties to perform their financial payment or settlement obligations.
The maximum potential amount of future payments related to such contingent obligations is dependent upon the transaction volume processed between the time a potential counterparty defaults on its financial payment or settlement obligations and the time at which the Company disables the settlement of any further transactions for the defaulting party. The Company has certain contractual remedies to offset these counterparty settlement exposures. Losses related to counterparty settlement failures were not material for the three and nine months ended September 30, 2026. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of September 30, 2026.
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
The maximum potential amount of obligations of the Discover Network arising from such contingent obligations is estimated to be the portion of the total Discover Network transaction volume processed to date for which timely and valid disputes may be raised under applicable law and relevant issuer and customer agreements. Losses related to merchant chargebacks were not material for the three and nine months ended September 30, 2026. The Company did not record a contingent liability for this exposure in the consolidated financial statements as of September 30, 2026.
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

145	Capital One Financial Corporation (COF)

many uncertain factors that generally cannot be predicted with assurance.
We are defendants or respondents in a number of evolving legal and regulatory matters. For certain matters, we are able to estimate reasonably possible losses above existing reserves, and for other matters, such an estimate is not possible at this time. Management estimates that reasonably possible future losses above our reserves for legal and regulatory matters as of September 30, 2026 are up to approximately $300 million. Our reserve and reasonably possible loss estimates involve considerable judgment and reflect that there is significant uncertainty regarding numerous factors that may impact the ultimate loss levels. Notwithstanding our attempt to estimate a reasonably possible range of loss beyond our current accrual levels for some legal and regulatory matters based on current information, it is possible that actual future losses will exceed both the current accrual level and reasonably possible losses disclosed here. Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some matters, there is significant uncertainty as to the ultimate liability we may incur from these legal and regulatory matters and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.
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
Visa and Mastercard reached a settlement with the injunctive relief class and filed a motion for preliminary approval, which was denied by the District Court in June 2024. Visa and Mastercard reached a new settlement with the injunctive relief class and filed a motion for preliminary approval with the District Court in November 2025. The court granted preliminary approval of the new settlement on June 9, 2026. A final approval hearing on the settlement is set for November 16, 2026.
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

146	Capital One Financial Corporation (COF)

$425 million settlement fund, which is reflected in our reserves, and an agreement to increase the interest rate on 360 Savings accounts to match the interest paid on 360 Performance Savings accounts, which we implemented in the third quarter of 2026. The new settlement also resolves the New York Attorney General Litigation as well as the objection filed by the New York Attorney General on behalf of itself and 17 other state attorneys general. On April 20, 2026, the court granted final approval of the settlement. On June 17, 2026, an individual objector appealed the final approval order to the Fourth Circuit Court of Appeals.
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

147	Capital One Financial Corporation (COF)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For a discussion of the quantitative and qualitative disclosures about market risk, see “Part I—Item 2. MD&A—Market Risk Profile.”

148	Capital One Financial Corporation (COF)

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
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026, the end of the period covered by this Report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026, at a reasonable level of assurance, in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified by the SEC rules and forms.
(b) Changes in Internal Control Over Financial Reporting
We regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. As a result of the Transaction, we are in the process of incorporating Discover into our internal control over financial reporting. See “Part I—Item 1. Financial Statements—Note 2—Business Combinations” for further information. Other than those related to the Transaction, there have been no changes in our internal control over financial reporting during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

149	Capital One Financial Corporation (COF)

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information required by Item 103 of Regulation S-K is included in “Part I—Item 1. Financial Statements—Note 14—Commitments, Contingencies, Guarantees and Others.”
Item 1A. Risk Factors
We are not aware of any material changes from the risk factors set forth under “Part I—Item 1A. Risk Factors” in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchases of our common stock for each calendar month in the third quarter of 2026. Commission costs are excluded from the amounts presented below.

	Total Number of Shares Purchased(1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Amount That May Yet be Purchased Under the Plan or Program(1) (in millions)
July	4,301,895	$204.71	4,280,183	$8,013
August	3,897,149	218.95	3,855,856	7,168
September	4,483,878	206.25	4,479,053	6,244
Total	12,682,922	209.63	12,615,092
_________
(1)    On October 20, 2025, our Board of Directors authorized the repurchase of up to $16 billion of shares of the Company’s common stock, effective October 21, 2025. There were 21,712, 41,293 and 4,825 shares withheld in July, August and September, respectively, to cover taxes on restricted stock awards whose restrictions lapsed. See “Part I—Item 2. MD&A—Capital Management—Dividend Policy and Stock Purchases” for more information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as follows:

Peter E. Raskind, our lead independent director, entered into a pre-arranged stock trading plan on July 23, 2026. Mr. Raskind’s plan provides for the associated sale of up to 2,941 shares of Capital One common stock in amounts and prices set forth in the plan and terminates on the earlier of the date all shares under the plan are sold and May 10, 2027.

The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Capital One’s policies regarding transactions in its securities.

150	Capital One Financial Corporation (COF)

Disclosure Pursuant to Section 13(r) of the Exchange Act
Pursuant to Section 13(r) of the Exchange Act, Capital One is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, Capital One is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2026 that requires disclosure under Section 13(r) of the Exchange Act.
During the quarter ended September 30, 2026, in compliance with the applicable law, Capital One and its affiliates processed eight authorized payments, which totaled $763,713, pursuant to general or specific licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) regarding the provision of legal services for or on behalf of persons designated pursuant to Executive Order 13224.
These transactions resulted in de minimis gross revenues and net profits in the quarter ended September 30, 2026, which were negligible relative to the overall revenues and profits of Capital One. Capital One may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.
Item 6. Exhibits
An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

151	Capital One Financial Corporation (COF)

EXHIBIT INDEX

Exhibit No.	Description
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
3.3
Certificate of Elimination of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series M, of Capital One Financial Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on September 1, 2026).

4.1	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the SEC upon request.
31.1*	Certification of Richard D. Fairbank.
31.2*	Certification of Andrew M. Young.
32.1**	Certification of Richard D. Fairbank.
32.2**	Certification of Andrew M. Young.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of Capital One Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
__________

+	Represents a management contract or compensatory plan or arrangement.
*	Indicates a document being filed with this Form 10-Q.
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

152	Capital One Financial Corporation (COF)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ONE FINANCIAL CORPORATION

Date: November 3, 2026	By:	/s/ ANDREW M. YOUNG
Andrew M. Young
Chief Financial Officer